Form 10-K
period 2019-12-31
Reynolds Consumer Products Inc.
filed 2020-03-10
CIK 1786431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 001-39205

REYNOLDS CONSUMER PRODUCTS INC.

(Exact name of Registrant as specified in its charter)

Delaware	45-3464426

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1900 W. Field Court

Lake Forest, Illinois 60045

Telephone: (800) 879-5067

Facsimile: (847) 482-7742

(Address, Including Zip Code, and Telephone Number, Including Area Code, of Registrant’s Principal Executive Offices)

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, $0.001 par value	REYN	Nasdaq Global Select Market

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.  Yes ☐ No ☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☑

The registrant had 209,700,500 shares of common stock, $0.001 par value, outstanding as of February 29, 2020.

REYNOLDS CONSUMER PRODUCTS INC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains statements reflecting our views about our future performance that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including those risks and uncertainties discussed in Item 1A. “Risk Factors.” You should specifically consider the numerous risks outlined in Item 1A. “Risk Factors.” These risks and uncertainties include factors related to:

•	changes in consumer preferences, lifestyle and environmental concerns;
•	relationships with our major customers, consolidation of our customer bases and loss of a significant customer;
•	competition and pricing pressures;
•	loss of any of our key manufacturing facilities;
•	our suppliers of raw materials and any interruption in our supply of raw materials;
•	costs of raw materials, energy and freight, including the impact of tariffs, trade sanctions and similar matters affecting our importation of certain raw materials;
•	our ability to develop and maintain brands that are critical to our success;
•	economic downturns in our target markets; and
•	difficulty meeting our sales growth objectives and innovation goals.

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. Investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We are under no duty to update any of these forward-looking statements after the date of this Annual Report on Form 10-K to conform our prior statements to actual results or revised expectations.

Additional information about these factors and about the material factors or assumptions underlying such forward-looking statements may be found elsewhere in this Annual Report on Form 10-K, under Item 1A. “Risk Factors.”

PART I

ITEM 1. BUSINESS

In this Annual Report on Form 10-K, “Reynolds Consumer Products,” “RCP,” the “Company,” “we,” “us” and “our” refer to (i) prior to the Corporate Reorganization, as defined in our registration statement on Form S-1 (File No. 333-234731), as amended and as filed with the U.S. Securities and Exchange Commission (the “SEC”), the Reynolds Consumer Group business consisting of the combination of Reynolds Consumer Products Inc. and the operations, assets and liabilities comprising Reynolds Group Holdings Limited’s Reynolds Consumer Products segment as reflected in the combined financial statements included elsewhere in this Annual Report on Form 10-K; and (ii) after the Corporate Reorganization, Reynolds Consumer Products Inc. and its consolidated subsidiaries. Reynolds Consumer Products Inc., formerly known as RenPac Holdings Inc., was incorporated in the state of Delaware on September 26, 2011.

We filed a registration statement on Form S-1, as amended, with the SEC which was declared effective on January 30, 2020. On January 31, 2020, our common stock began “regular-way” trading on the Nasdaq Global Select Market under the “REYN” symbol. On February 4, 2020, we completed our Corporate Reorganization and initial public offering (“IPO”).

We own or have rights to trademarks, service marks and trade names that we use in connection with the operation of our business. Other trademarks, service marks and trade names appearing in this Annual Report on Form 10-K are the property of their respective owners. Solely for convenience, some of the trademarks, service marks and trade names referred to in this Annual Report on Form 10-K are listed without the ® or ™ symbols, but we will assert, to the fullest extent under applicable law, our rights to our trademarks, service marks and trade names.

Overview

Our mission is to simplify daily life so consumers can enjoy what matters most.

We are a market-leading consumer products company with a presence in 95% of households across the United States. We produce and sell products across three broad categories: cooking products, waste & storage products and tableware. We sell our products under iconic brands such as Reynolds and Hefty, and also under store brands that are strategically important to our customers. Overall, across both our branded and store brand offerings, we hold the #1 or #2 U.S. market share position in the majority of product categories in which we participate. We have developed our market-leading position by investing in our product categories and consistently developing innovative products that meet the evolving needs and preferences of the modern consumer.

Our mix of branded and store brand products is a key competitive advantage that aligns our goal of growing the overall product category with our customers’ goals and positions us as a trusted strategic partner to our retailers. Our Reynolds and Hefty brands have preeminent positions in their categories and carry strong brand recognition in household aisles.

Our products are typically used in the homes of consumers of all demographics on a daily basis and meet the convenience-oriented preferences of today’s consumer across a broad range of household activities. We help make daily life easier by assisting with preparation, cooking, mealtime and clean-up and by providing convenient storage and indoor/outdoor disposal solutions. Our diverse product portfolio includes aluminum foil, disposable bakeware, trash bags, food storage bags and disposable tableware. Our products are known for their quality, which is recognized by our consumers and retail partners alike. Our consumers know they can rely on our trusted brands. These factors generate loyalty which empowers us to develop and launch new products that expand usage occasions and transition our portfolio into adjacent categories.

We have strong relationships with a diverse set of customers including leading grocery stores, mass merchants, warehouse clubs, discount chains, drug stores, home improvement stores, military outlets and eCommerce retailers. Our customer relationships have been built on a long history of trust. Our portfolio of branded and store brand products allows our retail partners to manage multiple household aisles with a single vendor. Many of our products have had a prominent position on the shelves of major retailers for decades and have become an integral part of household aisles. We believe our strong brand recognition and customer loyalty lead to robust product performance.

Our brands have #1 positions across nearly all our categories
Category	Brand	Position	Brand share of total category
Aluminum foil (U.S.)			64%
Aluminum foil (Canada)			73%
Parchment paper			51%
Wax paper			59%
Slow cooker liners			77%
Oven bags			93%
Freezer paper			90%
Slider bags			35%
Party cups			22%
Foam dishes			43%
Trash bags			20%

Source: Nielsen xAOC last 52 weeks ended December 28, 2019.

Our Segments

We manage our operations in four reportable segments: Reynolds Cooking & Baking, Hefty Waste & Storage, Hefty Tableware and Presto Products.

•

Reynolds Cooking & Baking: Through our Reynolds Cooking & Baking segment, we produce branded and store brand foil, disposable aluminum pans, parchment paper, freezer paper, wax paper, plastic wrap, baking cups, oven bags and slow cooker liners. Our branded products are sold under the Reynolds Wrap, Reynolds KITCHENS and E-Z Foil brands in the United States and selected international markets, under the ALCAN brand in Canada and under the Diamond brand outside of North America. With our flagship Reynolds Wrap products, we hold the #1 market position in the U.S. consumer foil market measured by revenue and volume. We have no significant branded competitor in this market. Reynolds is one of the most recognized household brands in the United States and has been the top trusted brand in the consumer foil market for over 70 years, with greater than 50% market share in virtually all of its categories.

•

Hefty Waste & Storage: Through our Hefty Waste & Storage segment, we produce both branded and store brand trash and food storage bags. Our products are sold under the Hefty Ultra Strong, Hefty Strong Trash Bags, Hefty Renew and Hefty Slider Bags brands. Hefty is a well-recognized leader in the food storage bag and trash bag categories. We have the #1 market share in U.S. outdoor trash bags. Our robust product portfolio includes a full suite of indoor and outdoor trash bags and contractor bags. It also includes sustainable solutions such as blue and clear recycling bags, compostable bags, bags made from recycled materials and the Hefty EnergyBag Program.

•

Hefty Tableware: Through our Hefty Tableware segment, we sell both branded and store brand disposable and compostable plates, bowls, platters, cups and cutlery. Our Hefty branded products include dishes and party cups. Hefty branded party cups are the #1 party cup in America measured by market share. Our branded products use our Hefty brand to represent both quality and great price, and we bring this same quality and value promise to all of our store brands as well. We sell across a broad range of materials and price points in all retail channels, allowing our consumers to select the product that best suits their price, function and aesthetic needs.

•

Presto Products: Through our Presto Products segment, we primarily sell store brand products in four main categories: food storage bags, trash bags, reusable storage containers and plastic wrap. Presto Products is a market leader in food storage bags and differentiates itself by providing access to category management, consumer insights, marketing, merchandising and R&D resources. Our Presto Products segment also includes our growing specialty business, which serves other consumer products companies by providing Fresh-Lock and Slide-Rite resealable closure systems.

Our Products

Our portfolio consists of three main product groups: waste & storage products, cooking products and tableware. Our consolidated net revenues by product line for fiscal years 2019, 2018 and 2017 were as follows:

	Year ended December 31,
(In millions)	2019	2018	2017
Waste and storage (1)	$1,205	$1,226	$1,158
Cooking products	1,076	1,159	1,068
Tableware	751	757	731

(1)	Waste and storage products are comprised of our Hefty Waste & Storage and Presto Products segments.

Customers

Our customer base includes leading grocery stores, mass merchants, warehouse clubs, discount chains, dollar stores, drug stores, home improvement stores, military outlets and eCommerce retailers. We sell both branded and store brand products across our customer base. We generally sell our branded products pursuant to informal trading policies and our store brand products under one year or multi-year agreements. Walmart accounted for 30%, 28% and 27% and Sam’s Club accounted for 13%, 12% and 12% of our total net revenue in fiscal years 2019, 2018 and 2017, respectively. Sales to Walmart are concentrated more heavily in our Hefty Waste & Storage segment, and sales to Sam’s Club are concentrated more heavily in our Tableware segment.

During fiscal year 2019, North America and the United States represented 99% and 98% of our total sales, respectively.

Sales and Distribution

Through our sales and marketing organization, we are able to manage our relationships with customers at the national, regional and local levels, depending on their needs. We believe that our dedicated sales representatives, category management teams and our participation in both branded and store brand products create a significant competitive advantage.

We have a direct sales force organized by customer type, including national accounts, regional accounts and eCommerce. Our sales force is responsible for sales across each of our segments and our portfolio of branded and store brand products. We complement our internal sales platform by selectively utilizing third-party brokers for certain products and customers. In addition to sales professionals, each of our top 20 customers has a dedicated customer support team, including customer service representatives, category management teams and a logistics and transportation team.

We utilize two routes of distribution to deliver our products to our customers. In many cases, we ship directly from our warehouses to the customer distribution center. Given the breadth of our product offerings, we are also able to optimize truckloads and reduce inventory for our retail partners by shipping trucks from mixing centers filled with SKUs across all of our product categories.

Competition

The U.S. household consumer products market is mature and highly competitive. Our competitive set consists of consumer products companies, including large and well-established multinational companies as well as smaller regional and local companies. These competitors include The Clorox Company, S.C. Johnson & Sons, Inc., Poly-America, Handi-Foil Corporation, Republic Plastics, Ltd., Trinidad Benham Corporation, Inteplast Group, Ltd. and Dart Container Corporation. Within each product category, most of our products compete with other widely advertised brands and store brand products.

Competition in our categories is based on a number of factors including price, quality and brand recognition. We benefit from the strength of our brands, a differentiated portfolio of quality branded and store brand products, as well as significant capital investment in our manufacturing facilities. We believe the strong recognition of the Reynolds brand and Hefty brand among U.S. consumers gives us a competitive advantage. In addition, our largest customers choose us for our customer service, category management services and commitment to “Made in the U.S.A.” products.

Seasonality

Portions of our business are moderately seasonal. Overall, our strongest sales are in our fourth quarter and our weakest sales are in our first quarter. This is driven by higher levels of sales of cooking products around major U.S. holidays in our fourth quarter, primarily due to the holiday use of Reynolds Wrap, Reynolds Oven Bags and Reynolds Parchment Paper. Our tableware products generally have higher sales in the second quarter of the year, primarily due to outdoor summertime use of disposable plates, cups and bowls.

Raw Materials and Suppliers

We have a diverse supplier base, and are not reliant on any single supplier for our primary raw materials, including polyethylene, polystyrene and aluminum. We also purchase raw material additives, secondary packaging materials and finished products for resale. We source a significant majority of our resin requirements from domestic suppliers. We have a track record of actively managing and/or successfully passing along to customers raw material price fluctuations. We also enter into hedging agreements at the request of certain customers who want to mitigate the risk of changes in raw material costs in their product pricing.

Centralized purchasing enables us to leverage the global purchasing power of our operations and reduces our dependence on any one supplier. We generally have one to two year contracts with resin suppliers and multi-year contracts with aluminum suppliers, which have historically provided us with a steady supply of raw materials. In certain instances, we purchase selected finished goods from third-party suppliers to supplement capacity and source specialty items. We have not historically experienced any significant interruptions of key raw material supplies.

Intellectual Property

We have a significant number of registered patents and registered trademarks, including Reynolds and Hefty, as well as several copyrights, which, along with our trade secrets and manufacturing know-how, help support our ability to add value within the market and sustain our competitive advantages. We have invested a considerable amount of resources in developing proprietary products and manufacturing capabilities, and we employ various methods, including confidentiality and non-disclosure agreements with third parties, employees and consultants, to protect our intellectual property. While in the aggregate our patents are of material importance to us, we believe that we are not dependent upon any single patent or group of patents.

Other than licenses for commercially available software, we do not believe that any of our licenses from third parties are material to us taken as a whole. We do not believe that any of our licenses to intellectual property rights granted to third parties are material to us taken as a whole.

Employees

As of December 31, 2019, we employed approximately 5,100 people located primarily in our U.S. and Canada manufacturing facilities. Approximately 24% of our employees are covered by collective labor agreements. We have not experienced any significant union-related work stoppages over the last ten years. We believe our relationships with our employees and labor unions are satisfactory.

Regulatory

As many of our products are used in food packaging, our business is subject to regulations governing products that may contact food in all the countries in which we have operations. Future regulatory and legislative change can affect the economics of our business activities, lead to changes in operating practices, affect our customers and influence the demand for and the cost of providing products and services to our customers. We have implemented compliance programs and procedures designed to achieve compliance with applicable laws and regulations, and believe these programs and procedures are generally effective. However, because of the complexity of these laws and regulations and the multinational scope of our business, compliance cannot be guaranteed.

We are subject to various national, state, local, foreign and international environmental, health and safety laws, regulations and permits. Among other things, these requirements regulate the emission or discharge of materials into the environment, govern the use, storage, treatment, disposal and management of hazardous substances and wastes, protect the health and safety of our employees, regulate the materials used in and the recycling of our products and impose liability, which can be strict, joint and several, for the costs of investigating and remediating, and damages resulting from, present and past releases of hazardous substances related to our current and former sites, as well as at third party sites where we or our predecessors have sent hazardous waste for disposal. Many of our manufacturing facilities require environmental permits, such as those limiting air emissions. Compliance with these permits can require capital investment and, in some cases, could limit production.

In addition, a number of governmental authorities, both in the United States and abroad, have considered, and are expected to consider, legislation aimed at reducing the amount of plastic waste. Programs have included banning certain types of products, mandating certain rates of recycling and/or the use of recycled materials, imposing deposits or taxes on plastic bags and packaging material and requiring retailers or manufacturers to take back packaging used for their products.

Moreover, as environmental issues, such as climate change, have become more prevalent, governments have responded, and are expected to continue to respond, with increased legislation and regulation, which could negatively affect us. For example, the United States Congress has in the past considered legislation to reduce emissions of greenhouse gases. In addition, the Environmental Protection Agency is regulating certain greenhouse gas emissions under existing laws such as the Clean Air Act. A number of states and local governments in the United States have also announced their intentions to implement their own programs to reduce greenhouses gases. These initiatives may cause us to incur additional direct costs in complying with any new environmental legislation or regulations, such as costs to upgrade or replace equipment, as well as increased indirect costs that could get passed through to us resulting from our suppliers and customers also incurring additional compliance costs.

Available Information

We are required to file annual, quarterly and current reports, proxy statements and other information with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

We also make financial information, news releases and other information available on our corporate website at www.reynoldsconsumerproducts.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available free of charge on this website as soon as reasonably practicable after we file these reports and amendments with, or furnish them to, the SEC. The information contained on or connected to our website is not incorporated by reference into this Annual Report on Form 10- K and should not be considered part of this or any other report filed with the SEC.

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below in addition to the other information set forth in this Annual Report on Form 10-K, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations section and the combined financial statements and related notes. If any of the following risks actually occurs, our business, financial condition and results of operations could be materially adversely affected. The risks discussed below are not the only risks we face. Additional risks or uncertainties not currently known to us, or that we currently deem immaterial, may also have a material adverse effect on our business, financial condition, prospects, results of operations, cash flows or price of our publicly traded securities. We cannot assure you that any of the events discussed in the risk factors below will not occur.

Our success depends on our ability to anticipate and respond to changes in consumer preferences.

We are a consumer products company and believe that our success depends, in part, on our ability to leverage our existing brands and products to drive increased sales and profits.  This depends on our ability to identify and offer products at attractive prices that appeal to consumer tastes and preferences, which are difficult to predict and evolve over time.  Our ability to implement this strategy depends on, among other things, our ability to:

•	continue to offer to our customers products that consumers want at competitive prices;
•	introduce new and appealing products and innovate successfully on our existing products;
•	develop and maintain consumer interest in our brands; and
•	increase our brand recognition and loyalty.

We may not be able to implement this strategy successfully, which could materially and adversely affect our sales and business, financial condition and results of operations.

We are dependent on maintaining satisfactory relationships with our major customers, and significant consolidation among our customers, or the loss of a significant customer, could decrease demand for our products or reduce our profitability.

Many of our customers are large and possess significant market leverage, which results in significant downward pricing pressure and can constrain our ability to pass through price increases.  We generally sell our branded products pursuant to informal trading policies and our store brand products under one year or multi-year agreements.  We do not have written agreements with many of our customers.  Our contracts generally do not obligate the customer to purchase any given amount of product.  If our major customers reduce purchasing volumes or stop purchasing our products for any reason, our business and results of operations would likely be materially and adversely affected.  It is possible that we will lose customers, which may materially and adversely affect our business, financial condition and results of operations.

We rely on a relatively small number of customers for a significant portion of our revenue. In 2019, sales to our top ten customers accounted for 68% of our total revenue, and our two largest customers, Walmart and Sam’s Club, individually accounted for 30% and 13%, respectively, of our total revenue.  Sales to Walmart are concentrated more heavily in our Hefty Waste & Storage segment, and sales to Sam’s Club are concentrated more heavily in our Hefty Tableware segment.  The loss of any of our significant customers would have a material adverse effect on our business, financial condition and results of operations.

In addition, over the last several years, there has been a trend toward consolidation among our customers in the retail industry and we expect that this trend will continue.  Consolidation among our customers could increase their ability to apply pricing pressure, and thereby force us to reduce our selling prices or lose sales.  In addition, following a consolidation, our customers may close stores, reduce inventory or switch suppliers.  Any of these factors could negatively impact our business, financial condition and results of operations.

We operate in competitive markets.

We operate in competitive markets.  Our main competitors include The Clorox Company, S.C. Johnson & Sons, Inc., Poly-America, Handi-Foil Corporation, Republic Plastics, Ltd., Trinidad Benham Corporation, Inteplast Group, Ltd. and Dart Container Corporation.  Although capital costs and intellectual property and technology may create barriers to entry, we face the threat of competition from new entrants to our markets as well as from existing competitors, including competitors outside the United States who may have lower production costs.  Our customers continuously evaluate their suppliers, often resulting in downward pricing pressure and increased pressure to continuously introduce and commercialize innovative new products, improve customer service, maintain strong relationships with our customers and, where applicable, develop and maintain brands that are meaningful to consumers.  If our products fail to compete successfully with other branded or private label offerings, demand for our products and our sales and profitability could be negatively impacted.

Loss of any of our key manufacturing facilities or of those of our key suppliers could have an adverse effect on our business.

Some of our products are manufactured at a single location.  For example, our Malvern, Arkansas plant is our sole producer of foil reroll for our Louisville, Kentucky plant, which in turn is our sole producer of household foil.  The loss of the use of all or a portion of any of our key manufacturing facilities, especially one that is a sole producer, or the loss of the use of key suppliers, due to an accident, labor issues, weather conditions, natural disaster, the emergence of a pandemic or disease outbreak, such as coronavirus or otherwise, could have a material adverse effect on our business, financial condition and results of operations.

Any interruption in our supply of raw materials could harm our business, financial condition and results of operations.

We are dependent on our suppliers for an uninterrupted supply of key raw materials in a timely manner.  The supply of these materials could be disrupted for a wide variety of reasons, including political and economic instability, the financial stability of our suppliers, their ability to meet our standards, labor problems, the availability and prices of raw materials, currency exchange rates, transport availability and cost, transport security and inflation, and other factors beyond our control.  We have written contracts with some but not all of our key suppliers, and where we have written contracts, they generally include force majeure clauses that excuse the supplier’s failure to supply in certain circumstances.  Any interruption in the supply of raw materials for an extended period of time could have a material adverse effect on our business, financial condition and results of operations.

Our business is impacted by fluctuations in raw material, energy and freight costs, including the impact of tariffs and similar matters.

Fluctuations in raw material and energy costs could adversely affect our business, financial condition and results of operations.  Raw material costs represent a significant portion of our cost of sales.  The primary raw materials we use are plastic resins, particularly polyethylene and polystyrene, and aluminum.  The prices of our raw materials have fluctuated significantly in recent years.  Aluminum prices have been historically volatile as aluminum is a cyclical commodity with prices subject to global market factors.  Resin prices have also historically fluctuated with changes in crude oil and natural gas prices as well as changes in refining capacity and the demand for other petroleum-based products.  Raw material costs are also impacted by governmental actions, such as tariffs and trade sanctions.  For example, the recent imposition by the U.S. government of tariffs on products imported from certain countries and trade sanctions against certain countries have introduced greater uncertainty with respect to policies affecting trade between the United States and other countries and have impacted the cost of certain raw materials, including aluminum and resin.  Major developments in trade relations, including the imposition of new or increased tariffs by the United States and/or other countries, could have a material adverse effect on our business, financial condition and results of operations.

We typically do not enter into long-term fixed price purchase contracts for our principal raw materials.  Sales contracts for our products generally do not contain cost pass-through mechanisms for raw material costs.  Where our contracts use such pass-through mechanisms, differences in timing between purchases of raw materials and sales to customers can create a “lead lag” effect during which margins are negatively impacted when raw material costs rise and positively impacted when raw material costs fall.  We adjust prices, where possible, to mitigate the effect of production cost increases, including raw materials, but these increases are not always possible or may not cover the increased raw material costs.

In addition, we distribute our products and receive raw materials primarily by rail and truck.  Reduced availability of rail or trucking capacity has caused us, and may continue to cause us, to incur unanticipated expenses and impair our ability to distribute our products or receive our raw materials in a timely manner, which could disrupt our operations, strain our customer relations and adversely affect our operating profits. In particular, the recent reduced trucking capacity, due to a shortage of drivers, the recent enforcement deadline for a federal regulation requiring drivers to electronically log their driving hours and adverse weather conditions, among other reasons, has caused an increase in the cost of transportation for us and many other companies.

Our brands are critical to our success.

Our ability to compete successfully depends on our ability to develop and maintain brands that are meaningful to consumers.  The development and maintenance of such brands requires significant investment in product innovation, brand-building, advertising and marketing.  We focus on developing innovative products to address consumers’ unmet needs and introducing store brand products that emulate other popular branded consumer products, and, as a result, may increase our expenditures for advertising and other brand-building or marketing initiatives.  However, these initiatives may not deliver the desired results, which could adversely affect our business and the recoverability of the trade names recorded on our balance sheet, which could materially and adversely affect our business, financial condition and results of operations.

Our business could be impacted by changes in consumer lifestyle and environmental concerns.

We are a consumer products company and any reduction in consumer demand for the types of products we offer as a result of changes in consumer lifestyle, environmental concerns or other considerations could have a significant impact on our business, financial condition and results of operations.  For example, there have been recent concerns about the environmental impact of single-use disposable products and products made from plastic, particularly polystyrene foam.  These concerns, and the actions taken in response (including regulations banning the sale of certain polystyrene foam products in certain jurisdictions), impact several of our products, especially in our Hefty Tableware segment.  Sustainability concerns, including the recycling of products, have received increased focus in recent years and may play an increasing role in brand management and consumer purchasing decisions.  In addition, changes in consumer lifestyle may decrease the demand for certain of our products, which in turn could materially and adversely affect our business, financial condition and results of operations.

Our business may be affected by economic downturns in the markets that we serve and in the regions that supply our raw materials.

Our business is impacted by market conditions in the retail industry and consumer demand for our products, which in turn are affected by general economic conditions.  Downturns or periods of economic weakness or increased prices in these consumer markets have resulted in the past, and could result in the future, in decreased demand for our products.  For example, uncertainty about future economic conditions globally, and in the United States in particular, could lead to declines in consumer spending and consumption and cause our customers to purchase fewer of our products.

Our profitability and cash flows could suffer if we are unable to continue to generate cost savings in our manufacturing and distribution processes.

We anticipate that cost savings will result from reducing material costs and manufacturing inefficiencies and from realizing productivity gains, distribution efficiencies and overhead reductions.  However, if we cannot successfully develop and implement cost savings plans, or if the cost of making these changes increases, we will not realize all anticipated benefits, which could materially and adversely affect our business, financial condition and results of operations.

Our hedging activities may result in significant losses and period-to-period earnings volatility.

We may enter into hedging transactions to limit our exposure to raw material price risks.  Historically, our commodity hedges are primarily related to diesel, benzene and aluminum.  If we fail to effectively monitor and manage our hedging activities or if we execute a position and raw material prices subsequently decline, we could incur significant losses, which could in turn materially and adversely affect our business, financial condition and results of operations, and we could experience significant fluctuations in our earnings from period to period.  Factors that could affect the impact and effectiveness of our hedging activities include the accuracy of our operational forecasts of raw material needs and volatility of the commodities and raw materials pricing markets.

Sales growth objectives may be difficult to achieve, and we may not be able to achieve our innovation goals, develop and introduce new products and line extensions or expand into adjacent categories and countries.

We operate in mature markets that are subject to high levels of competition.  Our future performance and growth, including our ability to meet our internal objectives of generating 20% of our revenue each year from products that are less than three years old, depends on innovation and our ability to successfully develop or license capabilities to introduce new products, brands, line extensions and product innovations or enter into or expand into adjacent product categories, sales channels or countries.  Our ability to quickly innovate in order to adapt our products to meet changing consumer demands is essential, especially in light of eCommerce and direct-to-consumer channels significantly reducing the barriers for even small competitors to quickly introduce new brands and products directly to consumers.  The development and introduction of new products require substantial and effective research and development and demand creation expenditures, which we may be unable to recoup if the new products do not gain widespread market acceptance.

In addition, effective and integrated systems are required for us to gather and use consumer data and information to successfully market our products.  New product development and marketing efforts, including efforts to enter markets or product categories in which we have limited or no prior experience, have inherent risks, including product development or launch delays.  These could result in us not being the first to market and the failure of new products, brands or line extensions to achieve anticipated levels of market acceptance.  If product introductions or new or expanded adjacencies are not successful, costs associated with these efforts may not be fully recouped and our results of operations could be adversely affected. In addition, if sales generated by new products cause a decline in sales of our existing products, our financial condition and results of operations could be materially adversely affected.  Even if we are successful in increasing market share within particular product categories, a decline in the markets for such product categories could have a negative impact on our financial results. In addition, in the future, our growth strategy may include expanding our international operations, which could be subject to foreign market risks, including, among others, foreign currency fluctuations, economic or political instability and the imposition of tariffs and trade restrictions, which could adversely affect our financial results.

We are subject to governmental regulation and we may incur material liabilities under, or costs in order to comply with, existing or future laws and regulations.

Many of our products come into contact with food when used, and the manufacture, packaging, labeling, storage, distribution, advertising and sale of such products are subject to various laws designed to protect human health and the environment.  For example, in the United States, many of our products are regulated by the Food and Drug Administration (including applicable current good manufacturing practice regulations) and/or the Consumer Product Safety Commission, and our product claims and advertising are regulated by the Federal Trade Commission.  Most states have agencies that regulate in parallel to these federal agencies.  Liabilities under, and/or costs of compliance, and the impact on us of any non-compliance with, any such laws and regulations could materially and adversely affect our business, financial condition and results of operations.  In addition, changes in the laws and regulations which we are subject to could impose significant limitations and require changes to our business, which in turn may increase our compliance expenses, make our business more costly and less efficient to conduct, and compromise our growth strategy.

We could incur significant liabilities related to, and significant costs in complying with, environmental, health and safety laws, regulations and permits.

Our operations are subject to various national, state, local, foreign and international environmental, health and safety laws, regulations and permits that govern, among other things, the emission or discharge of materials into the environment; the use, storage, treatment, disposal, management and release of hazardous substances and wastes; the health and safety of our employees and the end-users of our products; and the materials used in, and the recycling of, our products.  These laws and regulations impose liability, which can be strict, joint and several, for the costs of investigating and remediating, and damages resulting from, present and past releases of hazardous substances related to our current and former sites, as well as at third party sites where we or our predecessors have sent waste for disposal.  Non-compliance with, or liability related to, these laws, regulations and permits, which tend to become more stringent over time, could result in substantial fines or penalties, injunctive relief, requirements to install pollution control devices or other controls or equipment, civil or criminal sanctions, permit revocations or modifications and/or facility shutdowns, and could expose us to costs of investigation or remediation, as well as tort claims for property damage or personal injury.

In addition, a number of governmental authorities, both in the United States and abroad, have considered, and are expected to consider, legislation aimed at reducing the amount of plastic waste. Programs have included banning certain types of products, mandating certain rates of recycling and/or the use of recycled materials, imposing deposits or taxes on plastic bags and packaging material, and requiring retailers or manufacturers to take back packaging used for their products. Such legislation, as well as voluntary initiatives, aimed at reducing the level of plastic wastes, could reduce the demand for certain plastic products, result in greater costs for manufacturers of plastic products or otherwise impact our business, financial condition and results of operations.  Additional regulatory efforts addressing other environmental or safety concerns in the future could similarly impact our operations and financial results.

We may incur liabilities, experience harm to our reputation and brands, or be forced to recall products as a result of real or perceived product quality or other product-related issues.

Although we have control measures and systems in place to ensure the safety and quality of our products are maintained, the consequences of not being able to do so could be severe, including adverse effects on consumer health, our reputation, the loss of customers and market share, financial costs and loss of revenue.  If any of our products are found to be defective, we could be required to or may voluntarily recall such products, which could result in adverse publicity, significant expenses and a disruption in sales and could affect our reputation and that of our products.  In addition, if any of our competitors or customers supply faulty or contaminated products to the market, our industry could be negatively impacted, which in turn could have adverse effects on our business.

The widespread use of social media and networking sites by consumers has greatly increased the speed and accessibility of information dissemination.  Negative publicity, posts or comments on social media or networking sites about us or our brands, whether accurate or inaccurate, or disclosure of non-public sensitive information about us, could be widely disseminated through the use of social media.  Such events, if they were to occur, could harm our image and adversely affect our business, as well as require resources to rebuild our reputation.

We are affected by seasonality.

Portions of our business are moderately seasonal.  Overall, our strongest sales are in our fourth quarter and our weakest sales are in our first quarter. This is driven by higher levels of sales of cooking products around major U.S. holidays in our fourth quarter, primarily due to the holiday use of Reynolds Wrap, Reynolds Oven Bags and Reynolds Parchment Paper.  Our tableware products generally have higher sales in the second quarter of the year, primarily due to outdoor summertime use of disposable plates, cups and bowls.  As a result of this seasonality, any factors negatively affecting us during these periods of any year, including unfavorable economic conditions, could have a material adverse effect on our financial condition and results of operations for the entire year.  Because of quarterly fluctuations caused by these and other factors, comparisons of our operating results across different fiscal quarters may not be accurate indicators of our future performance.

Loss of our key management and other personnel, or an inability to attract new management and other personnel, could negatively impact our business, financial condition and results of operations.

We depend on our senior executive officers and other key personnel to operate our businesses, develop new products and technologies and service our customers.  The loss of any of these key personnel could adversely affect our operations.  Competition is intense for qualified personnel and the loss of them or an inability to attract, retain and motivate additional highly skilled personnel required for the operation and expansion of our business could hinder our ability to successfully conduct research and development activities or develop and support marketable products.  Additionally, the high U.S. employment levels in recent years have increased turnover as compared to prior periods at some of our facilities and made hiring and retaining hourly employees more difficult. Any of these factors could have a material adverse effect on our business, financial condition and results of operations.

We may have difficulty acquiring product lines or businesses, which could impact our business, financial condition and results of operations.

We may pursue acquisitions of product lines or businesses from third parties. Acquisitions involve numerous risks, including difficulties in the assimilation of the operations, technologies, services and products of the acquired product lines or businesses, estimation and assumption of liabilities and contingencies, personnel turnover and the diversion of management’s attention from other business operations.  We may be unable to successfully integrate and manage certain product lines or businesses that we may acquire in the future, or be unable to achieve anticipated benefits or cost savings from acquisitions in the time frame we anticipate, or at all.

We may not be successful in obtaining, maintaining and enforcing sufficient intellectual property rights to protect our business, or in avoiding claims that we infringe on the intellectual property rights of others.

We rely on intellectual property rights such as patents, trademarks and copyrights, as well as unpatented proprietary knowledge and trade secrets, to protect our business.  However, these rights do not afford complete protection against third parties.  For example, patents, trademarks and copyrights are territorial; thus, our business will only be protected by these rights in those jurisdictions in which we have been issued patents or have trademarks or copyrights, or have obtained licenses to use such patents, trademarks or copyrights.  Even so, the laws of certain countries may not protect our intellectual property rights to the same extent as do the laws of the United States.  Additionally, there can be no assurance that others will not independently develop knowledge and trade secrets that are similar to ours, or develop products or brands that compete effectively with our products and brands without infringing, misusing or otherwise violating any of our intellectual property rights.

We cannot be certain that any of our current or pending patents, trademarks and copyrights will provide us with sufficient protection from competitors, or that any intellectual property rights we do hold will not be invalidated, circumvented or challenged in the future.  There is also a risk that we will not be able to obtain and perfect or, where appropriate, license, the intellectual property rights necessary to support new product introductions and product innovations.  Additionally, we have licensed, and may license in the future, patents, trademarks, trade secrets and other intellectual property rights to third parties.  While we attempt to ensure that our intellectual property rights are protected when entering into business relationships, third parties may take actions that could materially and adversely affect our rights or the value of our intellectual property rights.

Third parties may copy or otherwise obtain and use our proprietary knowledge or trade secrets without authorization or infringe, misuse or otherwise violate our other intellectual property rights.  For example, our brand names, especially Reynolds, Hefty, Diamond and Presto, are well-established in the market and have attracted infringers in the past.  Additionally, we may not be able to prevent current and former employees, contractors and other parties from misappropriating our confidential and proprietary knowledge.  Infringement, misuse or other violation of any of our intellectual property rights may dilute or diminish the value of our brands and products in the marketplace, which could adversely affect our results of operations and make it more difficult for us to maintain a strong market position.

Although we believe that our intellectual property rights are sufficient to allow us to conduct our business without incurring liability to third parties, our products and brands may infringe on the intellectual property rights of others, and in the past we have been, and in the future we may be, subject to claims asserting infringement, misuse or other violation of intellectual property rights and seeking damages, the payment of royalties or licensing fees, and/or injunctions against the sales of our products.  If we are found to have infringed, misused or otherwise violated the intellectual property rights of others, we could be forced to pay damages, cease use of such intellectual property or, if we are given the opportunity to continue to use the intellectual property rights of others, we could be required to pay a substantial amount for continued use of those rights.  In any case, such claims could be protracted and costly and could have a material adverse effect on our business and results of operations regardless of their outcome.

We depend on intellectual property rights licensed from third parties, and disputes regarding or termination of these licenses could result in loss of rights, which could harm our business.

We are dependent in part on intellectual property rights licensed from third parties.  Our licenses to such intellectual property rights may not provide exclusive or unrestricted rights in all fields of use and in all territories in which we may wish to develop or commercialize our products in the future and may restrict our rights to offer certain products in certain markets or impose other obligations on us in exchange for our rights to the licensed intellectual property.  In addition, we may not have full control over the maintenance, protection or use of in-licensed intellectual property rights, and therefore we may be reliant on our licensors to conduct such activities.

Disputes may arise between us and our licensors regarding the scope of rights or obligations under our intellectual property license agreements, including the scope of our rights to use the licensed intellectual property, our rights with respect to third parties, our and our licensors’ obligations with respect to the maintenance and protection of the licensed intellectual property, and other interpretation-related issues. The agreements under which we license intellectual property rights from others are complex, and the provisions of such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the intellectual property being licensed, or increase what we believe to be our financial or other obligations under the relevant agreement. Termination of or disputes over such licenses could result in the loss of significant rights.

We are generally also subject to all of the same risks with respect to protection of intellectual property that we license as we are for intellectual property that we own. Any failure on our part or the part of our licensors to adequately protect this intellectual property could have a material adverse effect on our business and results of operations.

Breaches of our information systems security measures could disrupt our internal operations.

We depend on information technology for processing and distributing information in our business, including to and from our customers and suppliers.  This information technology could be subject to theft, damage or interruption from a variety of sources, including malicious computer viruses, security breaches, defects in design, employee malfeasance or human or technical errors.  Additionally, we could be at risk if a customer’s or supplier’s information technology system is attacked or compromised.  Cybersecurity incidents have increased in number and severity, and it is expected that these trends will continue.  Although we have taken measures to protect our data and to protect our computer systems from attacks, they may not be sufficient to prevent unauthorized access to our systems or theft of our data.  If we or third parties with whom we do business were to fall victim to cyber-attacks or experience other cybersecurity incidents, such incidents could result in unauthorized access to, disclosure or loss of or damage to company, customer or other third party data; theft of confidential data, including personal information and intellectual property; loss of access to critical data or systems; and other business delays or disruptions.  The loss or disclosure of personal information could also expose us to liability or penalties under laws, rules and regulations related to solicitation, collection, processing or use of consumer, customer, vendor or employee information or related data.  In addition, we may incur large expenditures to investigate or remediate, to recover data, to repair or replace networks or information technology systems, or to protect against similar future events. If these events were to occur, we could incur substantial costs or suffer other consequences that negatively impact our business, financial condition and results of operations.

We have significant debt, which could adversely affect our financial condition and ability to operate our business.

As of February 29, 2020, we had $2,475 million of outstanding indebtedness under our senior secured term loan facility (“Term Loan Facility”) and up to $250 million of borrowing capacity under our senior secured revolving credit facility (“Revolving Facility”). Our debt level and related debt service obligations:

•

require us to dedicate significant cash flow to the payment of principal of, and interest on, our debt, which will reduce the funds we have available for other purposes, including working capital, capital expenditures and general corporate purposes;

•	may limit our flexibility in planning for or reacting to changes in our business and market conditions or in funding our strategic growth plan;
•	impose on us financial and operational restrictions; and
•	expose us to interest rate risk on our debt obligations bearing interest at variable rates.

These restrictions could adversely affect our financial condition and limit our ability to successfully implement our growth strategy.

In addition, we may need additional financing to support our business and pursue our growth strategy, including for strategic acquisitions. Our ability to obtain additional financing, if and when required, will depend on investor demand, our operating performance, the condition of the capital markets and other factors. We cannot assure you that additional financing will be available to us on favorable terms when required, or at all. If we raise additional funds through the issuance of equity, equity-linked or debt securities, those securities may have rights, preferences or privileges senior to those of our common stock, and, in the case of equity and equity-linked securities, our existing stockholders may experience dilution.

An increase in market interest rates could increase our interest costs.

Our debt bears interest at variable rates, and we may incur additional variable interest rate indebtedness in the future. This exposes us to interest rate risk, and any interest rate swaps we enter into in order to reduce interest rate volatility may not fully mitigate our interest rate risk.  If interest rates were to increase, our debt service obligations on the variable rate indebtedness would increase even if the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease.

Goodwill and indefinite-lived intangible assets are a material component of our balance sheet and impairments of these assets could have a significant impact on our results.

We have recorded a significant amount of goodwill and indefinite-lived intangible assets, representing our Reynolds and Hefty trade names, on our balance sheet.  We test the carrying values of goodwill and indefinite-lived intangible assets for impairment at least annually and whenever events or circumstances indicate the carrying value may not be recoverable.  The estimates and assumptions about future results of operations and cash flows made in connection with impairment testing could differ from future actual results of operations and cash flows.  While we have concluded that our goodwill and indefinite-lived intangible assets are not impaired, future events could cause us to conclude that the goodwill associated with a given segment, or one of our indefinite- lived intangible assets, may have become impaired.  Any resulting impairment charge, although non-cash, could have a material adverse effect on our results of operations and financial condition.

Some of our workforce is covered by collective bargaining agreements, and our business could be harmed in the event of a prolonged work stoppage.

Approximately 24% of our employees are covered by collective bargaining agreements. While we believe we have good relationships with our unionized employees and we have not experienced a significant union-related work stoppage over the last ten years, if we encounter difficulties with renegotiations or renewals of collective bargaining arrangements or are unsuccessful in those efforts we could incur additional costs and experience work stoppages.  We cannot predict how stable our union relationships will be or whether we will be able to successfully negotiate successor collective bargaining agreements without impacting our financial condition. In addition, the presence of unions may limit our flexibility in dealing with our workforce.  Work stoppages could negatively impact our ability to manufacture our products on a timely basis, which could have a material adverse effect on our results of operations and financial condition.

Tax legislation initiatives or challenges to our tax positions could adversely affect our operations and financial condition.

We are subject to the tax laws and regulations of the U.S. federal, state and local governments.  From time to time, legislative measures may be enacted that could adversely affect our overall tax positions regarding income or other taxes. There can be no assurance that our effective tax rate or tax payments will not be adversely affected by these legislative measures.

For example, the United States federal government enacted tax reform that, among other things, reduced U.S. federal corporate income tax rates, imposed limits on tax deductions for interest expense, changed the rules related to capital expenditure cost recovery and changed many of the rules related to the taxation of business income generated outside of the United States.  There are a number of uncertainties and ambiguities as to the interpretation and application of many of the provisions of the recently enacted tax reform measure.  Given the unpredictability of these possible changes and their potential interdependency, it remains difficult to assess the overall effect such tax changes will have on our earnings and cash flow, and the extent to which such changes could adversely impact our results of operations. As the impacts of the new law are determined, and as regulations and other guidance interpreting the new law are issued and finalized, our financial results could be impacted.

In addition, U.S. federal, state and local tax laws and regulations are extremely complex and subject to varying interpretations.  There can be no assurance that our tax positions will be sustained if challenged by relevant tax authorities and if not sustained, there could be a material adverse effect on our results of operations, financial condition and cash flows.

Our insurance coverage may not adequately protect us against business and operating risks.

We maintain insurance for some, but not all, of the potential risks and liabilities associated with our business.  For some risks, we may not obtain insurance if we believe the cost of available insurance is excessive in relation to the risks presented.  As a result of market conditions, premiums and deductibles for certain insurance policies can increase substantially, and in some instances, certain insurance policies are economically unavailable or available only for reduced amounts of coverage.  For example, we will not be fully insured against all risks associated with pollution and other environmental incidents or impacts.  Moreover, we may face losses and liabilities that are uninsurable by their nature, or that are not covered, fully or at all, under our existing insurance policies.  Any significant uninsured liability may require us to pay substantial amounts, which would adversely affect our cash position and results of operations.

Legal claims and proceedings could adversely impact our business.

As a large company with a long history of serving consumers, we may be subject to a wide variety of legal claims and proceedings.  Regardless of their merit, these claims can require significant time and expense to investigate and defend.  Since litigation is inherently uncertain, there is no guarantee that we will be successful in defending ourselves against such claims or proceedings, or that our assessment of the materiality of these matters, including any reserves taken in connection therewith, will be consistent with the ultimate outcome of such matters.  The resolution of, or increase in the reserves taken in connection with, one or more of these matters could have a material adverse effect on our business, results of operations, cash flows and financial condition.

If securities or industry analysts do not publish research or reports about our business, or they publish inaccurate or unfavorable reports about our business, the price of our common stock and trading volume could decline.

The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business, our market and our competitors. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our shares of common stock or change their opinion of our common stock, our common stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our common stock price or trading volume to decline.

Substantial future sales by Packaging Finance Limited or others of our common stock, or the perception that such sales may occur, could depress the price of our common stock.

Packaging Finance Limited (“PFL”) owns the majority of our outstanding common stock. We do not know whether or when PFL will sell shares of our common stock. The sale by PFL or others of a substantial number of shares of our common stock, or a perception that such sales could occur, could significantly reduce the market price of our common stock.  The perception of a potential sell-down by PFL could depress the market price of our common stock and make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.

Anti-takeover provisions in our charter documents and under Delaware law could make an acquisition of our company more difficult, limit attempts by our stockholders to replace or remove our current management and limit the market price of our common stock.

Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management.  Our certificate of incorporation and bylaws include provisions that:

•	provide for a staggered board;
•

require at least 66 2/3% of the votes that all of our stockholders would be entitled to cast in an annual election of directors in order to amend our certificate of incorporation and bylaws after the date on which PFL and all other entities beneficially owned by Mr. Graeme Richard Hart or his estate, heirs, executor, administrator or other personal representative, or any of his immediate family members or any trust, fund or other entity which is controlled by his estate, heirs, any of his immediate family members or any of their respective affiliates (PFL and all of the foregoing, collectively, the “Hart Entities”) and any other transferee of all of the outstanding shares of common stock held at any time by the Hart Entities which are transferred other than pursuant to a widely distributed public sale (“Permitted Assigns”) beneficially own less than 50% of the outstanding shares of our common stock;

•

eliminate the ability of our stockholders to call special meetings of stockholders after the date on which the Hart Entities or Permitted Assigns beneficially own less than 50% of the outstanding shares of our common stock;

•

prohibit stockholder action by written consent, instead requiring stockholder actions to be taken solely at a duly convened meeting of our stockholders, after the date on which the Hart Entities or Permitted Assigns beneficially own less than 50% of the outstanding shares of our common stock;

•

permit our board of directors, without further action by our stockholders, to fix the rights, preferences, privileges and restrictions of preferred stock, the rights of which may be greater than the rights of our common stock;

•	restrict the forum for certain litigation against us to the Court of Chancery of the State of Delaware; and
•	establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.

These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our board of directors, which is responsible for appointing the members of our management.  As a result, these provisions may adversely affect the market price and market for our common stock if they are viewed as limiting the liquidity of our stock.  These provisions may also make it more difficult for a third party to acquire us in the future, and, as a result, our stockholders may be limited in their ability to obtain a premium for their shares of common stock.

Furthermore, we have entered into a stockholders agreement with PFL which, among other matters, provides PFL with the right to nominate a certain number of directors to our board of directors so long as the Hart Entities beneficially own at least 10% of the outstanding shares of our common stock.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware will be the exclusive forum for substantially all disputes between us and our stockholders.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine.  Notwithstanding the foregoing, the exclusive forum provision will not apply to suits brought to enforce any liability or duty created by the Securities and Exchange Act of 1934, the Securities Act of 1933, or any other claim for which the federal courts have exclusive jurisdiction. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees.  Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations.

We do not have a history of complying with the requirements of being a public company and the requirements of being a public company may strain our resources and divert management’s attention.

As a public company, we are subject to various requirements, including the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) and the rules of Nasdaq, that did not apply to us prior to becoming a public company.  The requirements of these rules and regulations will increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources.  For example, we are obligated to file with the SEC annual and quarterly information and other reports and therefore need to have the ability to prepare financial statements that are compliant with all SEC reporting requirements on a timely basis.  In addition, we will be subject to other reporting and corporate governance requirements, including certain requirements of Nasdaq and certain provisions of the Sarbanes-Oxley Act and the regulations promulgated thereunder, which will impose significant compliance obligations upon us.  Because we have not operated as a company with equity listed on a national securities exchange in the past, we might not be successful in implementing these requirements.  The increased costs of compliance with public company reporting requirements and our potential failure to satisfy these requirements could have a material adverse effect on our business, financial condition and results of operations.

Failure to establish and maintain effective internal controls over financial reporting in accordance with Sections 302 and 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and reputation.

As a newly public company, we are required to comply with the SEC’s rules implementing Sections 302 and 404 of the Sarbanes-Oxley Act, which requires management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting.  When evaluating our internal controls over financial reporting, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act.  Testing and maintaining our internal control over financial reporting may also divert management’s attention from other matters that are important to the operation of our business.  In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act.  We cannot be certain as to the timing of completion of our evaluation, testing and any remediation actions or the impact of the same on our operations.  If we fail to implement the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or with adequate compliance, our independent registered public accounting firm may issue an adverse opinion due to ineffective internal controls over financial reporting, and we may be subject to sanctions or investigation by regulatory authorities, such as the SEC.  Moreover, any material weakness or other deficiencies in our internal control over financial reporting may impede our ability to file timely and accurate reports with the SEC.  Any of the above could cause a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements.  In addition, we may be required to incur costs to improve our internal control system and the hiring of additional personnel.  Any such action could negatively affect our results of operations and cash flows.

We intend to pay regular dividends on our common stock, but our ability to do so may be limited.

We intend to pay cash dividends on our common stock on a quarterly basis, subject to the discretion of our board of directors and our compliance with applicable law, and depending on our results of operations, capital requirements, financial condition, business prospects, contractual restrictions, restrictions imposed by applicable laws and other factors that our board of directors deems relevant.  Our ability to pay dividends is restricted by the terms of our Term Loan Facility and may be restricted by the terms of any future debt or preferred equity securities.  Our dividend policy entails certain risks and limitations, particularly with respect to our liquidity. By paying cash dividends rather than investing that cash in our business or repaying any outstanding debt, we risk, among other things, slowing the expansion of our business, having insufficient cash to fund our operations or make capital expenditures or limiting our ability to incur borrowings.  Our board of directors will periodically review the cash generated from our business and the capital expenditures required to finance our growth plans and determine whether to modify the amount of regular dividends and/or declare any periodic special dividends. There can be no assurance that our board of directors will not reduce the amount of regular cash dividends or cause us to cease paying dividends altogether.

We could incur significant liabilities if we take certain actions that result in assessment of U.S. federal income tax on certain internal transactions undertaken by RGHL Group in preparation for our IPO.

We historically operated as part of RGHL Group. In preparation for our IPO, RGHL Group effected certain distributions pursuant to the Corporate Reorganization to transfer its interests in us to PFL in a manner that was intended to qualify as tax-free to PFL, RGHL and Reynolds Group Holdings Inc. (“RGHI”) under Sections 368(a)(1)(D) and 355 of the Internal Revenue Code of 1986, as amended (“Code”). RGHL received a tax opinion as to the tax treatment of these distributions, which relied on certain facts, assumptions, representations and undertakings from Mr. Graeme Hart, RGHL Group and us regarding the past and future conduct of the companies’ respective businesses and other matters. If any of these facts, assumptions, representations or undertakings are incorrect or not otherwise satisfied, RGHL may not be able to rely on the opinion of tax counsel and could be subject to significant tax liabilities. Notwithstanding the opinion of tax counsel, the Internal Revenue Service (“IRS”) could determine on audit that these distributions are taxable if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated or if it disagrees with the conclusions in the opinion, or for other reasons, including as a result of certain significant changes in the stock ownership of RGHL, RGHI or us after the distributions. If the distributions are determined to be taxable for U.S. federal income tax purposes, PFL, RGHL and RGHI could incur significant U.S. federal income tax liabilities, and we could also incur significant liabilities. Under the tax matters agreement between RGHL and us (“Tax Matters Agreement”), we are required to indemnify RGHL Group against taxes incurred by them that arise as a result of, among other things, a breach of any representation made by us, including those provided in connection with the opinion of tax counsel or us taking or failing to take, as the case may be, certain actions, in each case, that result in any of the distributions failing to meet the requirements of a tax-free distribution under Sections 355 and 368(a)(1)(D) of the Code.

We may be affected by significant restrictions, including on our ability to engage in certain corporate transactions for a two-year period after the Corporate Reorganization, in order to avoid triggering significant tax-related liabilities.

To preserve the tax-free treatment for U.S. federal income tax purposes to RGHL Group of the distributions effected pursuant to the Corporate Reorganization, under the Tax Matters Agreement that we entered into with RGHL, we are restricted from taking any action that prevents these distributions from being tax-free for U.S. federal income tax purposes. Under the Tax Matters Agreement, for the two-year period following these distributions, we are subject to specific restrictions on our ability to enter into acquisitions, mergers, liquidations, sales and stock redemption transactions with respect to our stock. These restrictions may limit our ability to pursue certain strategic transactions or other transactions that we may believe to be in the best interests of our stockholders or that might increase the value of our business. These restrictions do not limit the acquisition of other businesses by us for cash consideration. Furthermore, we are subject to specific restrictions on discontinuing the active conduct of our trade or business and the issuance or sale of stock or other securities (including securities convertible into our stock but excluding certain compensatory arrangements), which may limit our ability to effect certain anti-takeover provisions related to the issuance of preferred stock. Such restrictions may reduce our strategic and operating flexibility, including our options for raising equity capital.

PFL controls the direction of our business and PFL’s concentrated ownership of our common stock may prevent our stockholders from influencing significant decisions.

PFL owns and controls the voting power of approximately 74% of our outstanding shares of common stock. Under the stockholders agreement, PFL is entitled to nominate all of our board of directors so long as it owns at least 50% of our shares, and a majority of our board of directors so long it owns at least 40% of our shares.  Additionally, as long as PFL continues to control a majority of the voting power of our outstanding common stock, it is generally able to determine the outcome of all corporate actions requiring stockholder approval.

PFL and its affiliates engage in a broad spectrum of activities. In the ordinary course of their business activities, PFL and its affiliates may engage in activities where their interests may not be the same as, or may conflict with, the interests of our other stockholders. Other stockholders will not be able to affect the outcome of any stockholder vote while PFL controls the majority of the voting power of our outstanding common stock. As a result, PFL controls, directly or indirectly and subject to applicable law, the composition of our board of directors, which in turn will be able to control all matters affecting us, including, among others:

•	any determination with respect to our business direction and policies, including the appointment and removal of officers and directors;
•	the adoption of amendments to our certificate of incorporation;
•	any determinations with respect to mergers, business combinations or disposition of assets;
•	compensation and benefit programs and other human resources policy decisions;
•	the payment of dividends on our common stock; and
•	determinations with respect to tax matters.

In addition, the concentration of PFL’s ownership could also discourage others from making tender offers, which could prevent holders from receiving a premium for their common stock.

Because PFL’s interests may differ from ours or from those of our other stockholders, actions that PFL takes with respect to us, as our controlling stockholder, may not be favorable to us or our other stockholders, including holders of our common stock.

If we are no longer affiliated with RGHL Group, we may be unable to continue to benefit from that relationship, which may adversely affect our operations and have a material adverse effect on us.

Our affiliation with RGHL Group (as defined in Item 6. “Selected Financial Data”) provided us with increased scale and reach.  We leveraged our combined scale to coordinate purchases across our operations to reduce costs.  If we no longer benefit from this relationship, whether because we are no longer affiliated with RGHL Group or otherwise, it may result in increased costs for us and higher prices to our customers because we may be unable to obtain goods, services and technology from unaffiliated third parties on terms as favorable as those previously obtained.  As a result of any the above factors, we may be precluded from pursuing certain opportunities that we would otherwise pursue, including growth opportunities, which in turn may adversely affect our business, financial condition and results of operations.

We have entered, and may continue to enter, into certain related party transactions.  There can be no assurance that we could not have achieved more favorable terms if such transactions had not been entered into with related parties, or that we will be able to maintain existing terms in the future.

We have entered into various transactions with Rank Group Limited (“Rank”) and other related parties that are members of RGHL Group, including, among others:

•	the lease for our corporate headquarters in Lake Forest, Illinois;
•	the lease for a facility used for certain research and development activities in Canandaigua, New York;
•

the transition services agreement whereby RGHL Group will continue to provide certain administrative services to us and we will provide certain services to RGHL Group, including human resources; compliance; and procurement;

•	the transition services agreement whereby Rank, upon our request, will provide certain administrative services to us;
•	a transition and support agreement with Pactiv for support at our Red Bluff, California and Huntersville, North Carolina facilities (which we acquired from Pactiv in 2019);
•	supply agreements where we sell certain products (primarily aluminum foil containers and roll foil) to, and purchase certain products (primarily tableware), from Pactiv; and
•	a warehousing and freight services agreement whereby Pactiv provides certain logistics services to us.

While we believe that all such transactions have been negotiated on an arm’s length basis and contain commercially reasonable terms, we may have been able to achieve more favorable terms had such transactions been entered into with unrelated parties.  In addition, while these services are being provided to us by related parties, our operational flexibility to modify or implement changes with respect to such services or the amounts we pay for them may be limited.  At the conclusion of these agreements, we will have to perform such services with internal resources or contract with third party providers.  There could be disruptions upon transition, and there can be no assurance that we will be able to perform or obtain the necessary services at the same or lower cost.  Such related party transactions may also potentially involve conflicts of interest; for example, in the event of a dispute under any of these related party agreements, RGHL Group could decide the matter in a way adverse to us, and our ability to enforce our contractual rights may be limited.

It is also likely that we may enter into related party transactions in the future.  Although material related party transactions that we may enter into will be subject to approval or ratification of a designated committee of our board of directors (which will initially be the Audit Committee) or other committee designated by our board of directors made up solely of independent directors, there can be no assurance that such transactions, individually or in the aggregate, will not have an adverse effect on our financial condition and results of operations, or that we could not have achieved more favorable terms if such transactions had not been entered into with related parties.

As a newly stand-alone public company, our historical combined financial data is not necessarily representative of the results we would have achieved as a stand-alone public company and may not be a reliable indicator of our future results.

Prior to our public offering, we operated as part of RGHL Group and not as a stand-alone entity.  The combined historical information in this Annual Report on Form 10-K reflects our business as part of RGHL Group.  This information does not necessarily reflect the financial position, results of operations, and cash flows we would have achieved as a public company during the periods presented, or that we will achieve in the future. This is primarily because of the following factors:

•

RGHL Group historically performed or supported various corporate services for us, including executive management, supply chain, information technology, legal, finance and accounting, human resources, risk management, tax, treasury, and other services. Our historical combined financial data reflects allocations of corporate expenses from RGHL Group for these and similar functions. These allocations may not reflect the costs we will incur for similar services in the future as a public company.

•

We entered into certain agreements with RGHL Group and Rank, including supply agreements to sell products (mostly aluminum foil containers and aluminum foil) and purchase products (mostly tableware). Upon the expiration of these agreements, we will be required to negotiate new arrangements with RGHL Group, Rank and/or unaffiliated third parties, and these new arrangements may not reflect terms as favorable as those previously obtained from RGHL Group and Rank.

•

We have relied upon RGHL Group for working capital requirements and other cash requirements. Subsequent to our IPO, RGHL Group will not be providing us with funds to finance our working capital or other cash requirements. After our IPO, our access to and cost of debt financing may be different from the historical access to and cost of debt financing under RGHL Group. Differences in access to and cost of debt financing may result in differences in the interest rate charged to us on financings, as well as the amounts of indebtedness, types of financing structures and debt markets that may be available to us, which could have an adverse effect on our business, financial condition and results of operations and cash flows.

•

Historically, we have sold substantially all of our U.S. trade receivables through RGHL Group’s securitization facility. This non-recourse factoring arrangement satisfied all of the conditions that result in the derecognition of our trade receivables. We repurchased all U.S. trade receivables outstanding and now collect our trade receivables in the ordinary course of business.

•

Our historical combined financial data was not adjusted for and did not reflect changes we will experience as a result of our transition to becoming a public company. These changes include (1) changes in our cost structure, personnel needs, tax structure, and business operations, (2) changes in our management, (3) potential increased costs associated with reduced economies of scale, and (4) increased costs associated with corporate governance, investor and public relations, and public company reporting and compliance.

Therefore, our historical combined financial data may not necessarily be indicative of our future financial position, results of operations, or cash flows.

Our ability to operate our business effectively may suffer if we do not, quickly and cost effectively, establish our own financial, administrative, and other support functions, and we cannot assure you that the transitional services RGHL Group and Rank have agreed to provide us will be sufficient for our needs.

Historically, we have relied on financial, administrative, and other resources of RGHL Group to operate our business. In conjunction with our separation from RGHL Group, we are creating our own financial, administrative and other support systems or contracting with third parties to replace RGHL Group’s systems. In connection with our initial public offering, we entered into agreements with RGHL Group and Rank under which RGHL Group and Rank provide certain transitional services to us, such as supply chain, information technology, legal, finance and accounting, human resources, tax, treasury and other services, as well as access to certain information technology systems shared with RGHL Group and subject to data access controls. These services and data access controls may not be sufficient to meet our needs. After our agreements with RGHL Group and Rank expire, we may not be able to obtain these services at prices or on terms that are as favorable. Any failure or significant downtime in our own financial, administrative or other support systems or in RGHL Group’s or Rank’s financial, administrative or other support systems during the transitional period could negatively impact our results of operations.

If PFL sells a controlling interest in our company to a third party in a private transaction, investors may not realize any change-of-control premium on shares of our common stock and we may become subject to the control of a presently unknown third party.

PFL owns and controls the voting power of approximately 74% of our outstanding shares of common stock. PFL has the ability, should it choose to do so, to sell some or all of its shares of our common stock in a privately negotiated transaction, which, if sufficient in size, could result in a change of control.

The ability of PFL to privately sell its shares of our common stock, with no requirement for a concurrent offer to be made to acquire all of the shares of our common stock that are publicly traded, could prevent investors from realizing any change-of-control premium on shares of our common stock that may otherwise accrue to PFL on its private sale of our common stock. Additionally, if PFL privately sells its significant equity interest in our company, we may become subject to the control of a presently unknown third party. Such third party may have conflicts of interest with those of other stockholders. In addition, if PFL sells a controlling interest in our company to a third party, our liquidity could be impaired, our outstanding indebtedness may be subject to acceleration and our commercial agreements and relationships could be impacted, all of which may adversely affect our ability to run our business as described herein and may have a material adverse effect on our results of operations and financial condition.

We are a “controlled company” within the meaning of the rules of Nasdaq and, as a result, rely on exemptions from certain corporate governance requirements.

PFL controls a majority of the voting power of our outstanding common stock.  As a result, we are a “controlled company” within the meaning of the corporate governance standards of Nasdaq.  Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:

•	the requirement that a majority of the board of directors consist of independent directors;
•	the requirement that our compensation, nominating and corporate governance committee be composed entirely of independent directors; and
•	the requirement for an annual performance evaluation of our compensation, nominating and corporate governance committee.

While PFL controls a majority of the voting power of our outstanding common stock, we intend to rely on these exemptions and, as a result, will not have a majority of independent directors on our board of directors or a compensation, nominating and corporate governance committee consisting entirely of independent directors. Four of our six directors do not qualify as “independent directors” under the applicable rules of Nasdaq. Accordingly, you will not have the same protections afforded to stockholders of companies that are subject to all of the corporate governance requirements of Nasdaq.

RGHL Group may compete with us, and its competitive position in certain markets may constrain our ability to build and maintain partnerships.

We may face competition from a variety of sources, including Pactiv and other members of RGHL Group, both today and in the future.  For example, while we have supply agreements in place with Pactiv, Pactiv may still compete with us in certain products and/or in certain channels.  In addition, while none of the other members of RGHL Group currently manufacture or sell products that compete with our products, they may do so in the future, including as a result of acquiring a company that operates as a manufacturer of consumer products.  Due to the significant resources of RGHL Group, including financial resources and know-how resulting from the previous management of our business, RGHL Group could have a significant competitive advantage should it decide to engage in the type of business we conduct, which may materially and adversely affect our business, financial condition and results of operations.  Although Pactiv has historically sold the products (primarily tableware and cups) that we purchase from it in the foodservice business-to-business channel, after the termination of our supply agreement with Pactiv it could seek to sell such products in the retail channel or otherwise compete with us, especially where we sell private label or store brand products.  As our former supplier, Pactiv would have information about products, including pricing that could give it a competitive advantage.

In addition, we may partner with companies that compete with RGHL Group in certain markets. Our affiliation with RGHL Group may affect our ability to effectively partner with these companies. These companies may favor our competitors because of our relationship with RGHL Group.

Conflicts of interest may arise because certain of our directors will hold a management or board position with RGHL Group entities.

One of our directors is also a director of RGHL. The interests of this director in RGHL, other RGHL Group entities and us could create, or appear to create, conflicts of interest with respect to decisions involving both us and RGHL or RGHL Group entities that could have different implications for RGHL and us. These decisions could, for example, relate to:

•	disagreement over corporate opportunities;
•	competition between us and RGHL Group;
•	employee retention or recruiting;
•	our dividend policy; and
•	the services and arrangements from which we benefit as a result of our relationship with RGHL Group.

Conflicts of interest could also arise if we enter into any new commercial arrangements with RGHL Group in the future. The presence of directors or officers of entities affiliated with RGHL on our board of directors could create, or appear to create, conflicts of interest and conflicts in allocating their time with respect to matters involving both us and any one of them, or involving us and RGHL, that could have different implications for any of these entities than they do for us. Provisions of our amended and restated certificate of incorporation and amended and restated bylaws address corporate opportunities that are presented to our directors who are also directors or officers of RGHL and certain of its subsidiaries. We cannot assure you that our amended and restated certificate of incorporation will adequately address potential conflicts of interest or that potential conflicts of interest will be resolved in our favor or that we will be able to take advantage of corporate opportunities presented to the individual who is a director of both us and RGHL. As a result, we may be precluded from pursuing certain advantageous transactions or growth initiatives.

Our inability to resolve in a manner favorable to us any potential conflicts or disputes that arise between us and RGHL Group, PFL or Rank with respect to our past and ongoing relationships may adversely affect our business and prospects.

Potential conflicts or disputes may arise between RGHL Group, PFL or Rank and us in a number of areas relating to our past or ongoing relationships, including:

•	tax, employee benefit, indemnification and other matters arising from our relationship with RGHL Group, PFL or Rank;
•	business combinations involving us;
•	the nature, quality and pricing of services RGHL Group and Rank have agreed to provide us;
•	business opportunities that may be attractive to us and RGHL Group;
•	intellectual property or other proprietary rights; and
•	joint sales and marketing activities with RGHL Group.

The resolution of any potential conflicts or disputes between us, RGHL Group, PFL or Rank or their subsidiaries over these or other matters may be less favorable to us than the resolution we might achieve if we were dealing with an unaffiliated third party.

The agreements we have entered into with RGHL Group and Rank are of varying durations and may be amended upon agreement of the parties.  So long as it has the ability to nominate a majority of our board of directors, PFL will be able to determine the outcome of all matters requiring stockholder approval and will be able to cause or prevent a change of control of our company or a change in the composition of our board of directors, and could preclude any acquisition of our company.  For so long as we are controlled by PFL, we may be unable to negotiate renewals or amendments to these agreements, if required, on terms as favorable to us as those we would be able to negotiate with an unaffiliated third party.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Lake Forest, Illinois. In addition, as of December 31, 2019, our production and distribution network consists of 21 manufacturing and warehouse facilities in 10 states and one manufacturing facility in Canada, which are used to produce and store the products sold in all four of our business segments. We own the majority of our physical properties. We believe that all of our properties are in good operating condition and are suitable to adequately meet our current needs.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are a party to various claims, charges and litigation matters arising in the ordinary course of business. Management and legal counsel regularly review the probable outcome of such proceedings. We have established reserves for legal matters that are probable and estimable, and at December 31, 2019, these reserves were not significant. While we cannot feasibly predict the outcome of these matters with certainty, we believe, based on examination of these matters, experience to date and discussions with counsel, that the ultimate liability, individually or in the aggregate, will not have a material adverse effect on our business, financial position, results of operations or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Principal Market

Our common stock is listed on the Nasdaq Global Select Market under the “REYN” symbol and began “regular way” trading on the Nasdaq Global Select Market on January 31, 2020. Prior to that date, there was no public trading market for our common stock.

Stockholders

As of February 29, 2020, there were approximately three stockholders of record.

Dividends

We have not declared or paid cash dividends in 2019. We expect to pay a regular quarterly cash dividend on our common stock, subject to declaration by our board of directors.

Use of Proceeds from sale of Registered Securities

On January 30, 2020, our registration statement on Form S-1 (File No. 333-234731), as amended, was declared effective by the SEC for our IPO of our common stock, pursuant to which we offered and sold a total of 47,170,000 shares of our common stock, par value $0.001 per share, at a public offering price of $26.00 per share. Credit Suisse Securities (USA) LLC, Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC acted as representatives of the several underwriters for the offering. The offering began on January 30, 2020 and closed on February 4, 2020. As part of the IPO, the underwriters were provided with an option to acquire up to a further 7,075,500 shares at $26.00 per share.  This option was exercised on February 7, 2020.

We sold 54,245,500 shares of common stock, including the exercise of the underwriters’ option to purchase additional shares, for an aggregate price of approximately $1,410 million. We received net proceeds of $1,336 million in the IPO, after deducting underwriting discounts and commissions of $67 million and other expenses of $7 million. None of the underwriting discounts and commissions or other expenses were paid directly or indirectly to any director, officer or general partner of ours or to their associates, persons owning ten percent or more of any class of our equity securities, or to any of our affiliates.

Because closing occurred in February 2020, as of December 31, 2019 we had not yet received the net proceeds from the sale of shares of common stock in our IPO and, therefore, had used none of the proceeds as of December 31, 2019. There has been no material changes in our planned use of the net proceeds from the offering as described in our final prospectus filed with the SEC pursuant to rule 424(b) of the Securities Act of 1933.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents our selected financial data. As detailed in our combined financial statements included elsewhere in this Annual Report on Form 10-K, prior to our Corporate Reorganization and IPO on February 4, 2020, our operations were not structured under a single consolidating parent entity. We historically operated as part of Reynolds Group Holdings Limited and its subsidiaries (“RGHL Group”) and not as a stand-alone entity.

The combined statement of income data for each of the years ended December 31, 2019, 2018 and 2017, and the combined balance sheet data as of December 31, 2019 and 2018, are derived from our audited combined financial statements included elsewhere in this Annual Report on Form 10-K. The combined statement of income data for the year ended December 31, 2016 and combined balance sheet data as of December 31, 2017 has been derived from audited combined financial statements that are not included in this Annual Report on Form 10-K. The unaudited combined statement of income data for the year ended December 31, 2015 and the unaudited combined balance sheet data as of December 31, 2016 and 2015, are derived from our financial records, which were derived from the financial records of RGHL Group, which are not included in this Annual Report on Form 10-K. The unaudited combined financial data as of December 31, 2016 and 2015 and for the year ended December 31, 2015 were prepared on the same basis as our audited combined financial statements.

Our combined financial statements have been prepared on a stand-alone basis in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and are derived from RGHL Group’s consolidated financial statements and accounting records using the historical results of operations and assets and liabilities attributed to our operations, and include allocations of expenses from RGHL Group. We believe these allocations were made on a reasonable basis. Our historical results are not necessarily indicative of our results in any future period and should be read in conjunction with our combined financial statements and the related notes thereto prepared in accordance with GAAP and the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of this Annual Report on Form 10-K.

	Year ended December 31,
	2019	2018	2017	2016	2015
	(in millions, except per share data)
Total net revenues (1)	$3,032	$3,142	$2,957	$2,935	$2,968
Net income	225	176	302	79	68
Related party receivables - non-current (2)	—	2,401	1,929	1,784	1,243
Total assets (2)(4)	4,160	6,421	5,911	5,738	5,236
Long-term debt, including current portion (3)	2,011	2,030	2,049	2,067	891
Related party borrowings, including current portion (2)	2,214	3,950	3,927	3,957	4,913
Earnings per share
Basic	$1.45	$1.13	$1.94	$0.51	$0.44
Diluted	$1.45	$1.13	$1.94	$0.51	$0.44

(1)

On January 1, 2018, we adopted ASC 606, using the modified retrospective method for all contracts not completed as of the date of adoption, resulting in a $5 million adjustment to Net Parent deficit. There was no other material financial impact from adopting the new revenue recognition standard. Results as of and for the year ended December 31, 2018 and periods thereafter are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported under ASC 605, Revenue Recognition, the accounting standard in effect for those periods.

(2)

Historically, we have reported significant interest bearing related party receivables and interest bearing long-term related party borrowings. These balances arose as part of wider RGHL Group cash management activities. In June 2019, the outstanding related party receivables were used to reduce the balances outstanding under various related party borrowings and accrued interest payable. As part of the Corporate Reorganization, our related party borrowings were settled on February 4, 2020.

(3)

As part of our Corporate Reorganization, our borrowings under the RGHL Group Credit Agreement were reallocated to RGHL Group on January 30, 2020 and we were legally released from the RGHL Group Credit Agreement and from the guarantees of all the senior notes issued by entities of RGHL Group.

(4)

On January 1, 2019, we adopted ASC 842, using the modified retrospective method without the recasting of comparative periods’ financial information, as permitted by the transition guidance. Results as of and for the year ended December 31, 2019 are presented under ASC 842, while prior period amounts are not adjusted and continue to be reported under ASC 840, Leases, the accounting standard in effect for those periods.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our discussion and analysis is intended to help the reader understand our results of operations and financial condition and is provided as an addition to, and should be read in connection with, our combined financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K. Tabular dollars are presented in millions.

Description of the Company and its Business Segments

We are a market-leading consumer products company with a presence in 95% of households across the United States. We produce and sell products across three broad categories: cooking products, waste & storage products and tableware. We sell our products under iconic brands such as Reynolds and Hefty and also under store brands that are strategically important to our customers. Overall, across both our branded and store brand offerings, we hold the #1 or #2 U.S. market share position in the majority of product categories in which we participate. We have developed our market-leading position by investing in our product categories and consistently developing innovative products that meet the evolving needs and preferences of the modern consumer.

Our mix of branded and store brand products is a key competitive advantage that aligns our goal of growing the overall product category with our customers’ goals and positions us as a trusted strategic partner to our retailers. Our Reynolds and Hefty brands have preeminent positions in their categories and carry strong brand recognition in household aisles.

We manage our operations in four operating and reportable segments: Reynolds Cooking & Baking, Hefty Waste & Storage, Hefty Tableware and Presto Products:

•

Reynolds Cooking & Baking: Through our Reynolds Cooking & Baking segment, we produce branded and store brand foil, disposable aluminum pans, parchment paper, freezer paper, wax paper, plastic wrap, baking cups, oven bags and slow cooker liners. Our branded products are sold under the Reynolds Wrap, Reynolds KITCHENS and E-Z Foil brands in the United States and selected international markets, under the ALCAN brand in Canada and under the Diamond brand outside of North America.

•

Hefty Waste & Storage: Through our Hefty Waste & Storage segment, we produce both branded and store brand trash and food storage bags. Our products are sold under the Hefty Ultra Strong, Hefty Strong Trash Bags, Hefty Renew and Hefty Slider Bags brands.

•

Hefty Tableware: Through our Hefty Tableware segment, we sell both branded and store brand disposable and compostable plates, bowls, platters, cups and cutlery. Our Hefty branded products include dishes and party cups.

•

Presto Products: Through our Presto Products segment, we primarily sell store brand products in four main categories: food storage bags, trash bags, reusable storage containers and plastic wrap. Our Presto Products segment also includes our specialty business, which serves other consumer products companies by providing Fresh-Lock and Slide-Rite resealable closure systems.

Factors Affecting Our Results of Operations

We believe that our performance and future success depend on a number of factors that present significant opportunities for us but also pose risks and challenges, including those discussed below and in the section of this Annual Report on Form 10-K titled “Risk Factors.”

Consumer Demand for our Products

Our business is largely impacted by the demands of our customers, and our success depends on our ability to anticipate and respond to changes in consumer preferences. Our products are household staples with a presence in 95% of households across the United States.

We also expect that consumers’ desire for convenience will continue to sustain demand for our products. Today’s consumers are focused on convenience, which extends into household products that improve ease of use and provide time savings, and they are willing to pay a higher price for innovative features and functionality. While advanced features are already prevalent in many of our products, we intend to continue investing in product development to accommodate the convenience-oriented lifestyles of today’s consumers.

Furthermore, while many consumers still prefer to purchase branded products, they are becoming increasingly comfortable purchasing store brand products across broader product categories. Branded products and store brand products accounted for 57% and 43% of our revenue, excluding business-to-business revenue, respectively, in the year ended December 31, 2019. We intend to continue investing in both our branded and store brand products to grow the entire product category. Our scale across household aisles and ability to offer both branded and store brand products enable us to grow the overall category. Through our category captain level advisor roles with our retail partners, we offer marketing and consumer shopping strategies, both in store and online, which expand usage occasions and stimulate consumption.

Raw Material, Energy and Freight Price Fluctuations

Our business is impacted by fluctuations in the prices of the raw materials, energy and freight costs incurred in manufacturing and distributing our products as well as fluctuations in logistics costs related thereto. The primary raw materials used to manufacture our products are plastic resins and aluminum, and we also use commodity chemicals and energy. We are exposed to commodity and other price risk principally from the purchase of resin, aluminum, natural gas, electricity, carton board and diesel. We distribute our products and receive raw materials primarily by rail and truck, which exposes us to fluctuations in freight and handling costs caused by reduced rail and trucking capacity. Sales contracts for our products typically do not contain pass-through mechanisms for raw material, energy and freight cost changes, but we adjust prices, where possible, in response to such price fluctuations.

Resin prices have historically fluctuated with changes in the prices of crude oil and natural gas, as well as changes in refining capacity and the demand for other petroleum-based products. Aluminum prices have also historically fluctuated, as aluminum is a cyclical commodity with prices subject to global market factors. Raw material costs have also been impacted by governmental actions, such as tariffs and trade sanctions.

Purchases of most of our raw materials are based on negotiated rates with suppliers, which are linked to published indices. Typically, we do not enter into long-term purchase contracts that provide for fixed quantities or prices for our principal raw materials.

We use various strategies to manage our cost exposures on certain raw material purchases, and we use naturally established forecast cycles to influence the purchase of raw materials. In addition, from time to time we have entered into hedging agreements, including commodity derivative contracts, to hedge commodity prices primarily related to aluminum, diesel and benzene with the objective of obtaining more predictable costs for these commodities. The realized and unrealized gains or losses arising from derivative instruments are recognized in cost of sales.

Furthermore, since we distribute our products and receive raw materials primarily by rail and truck, reduced availability of rail or trucking capacity and fluctuations in freight and handling costs have caused us to incur increased expenses in prior periods. Where applicable, we also adjust the prices of our products in response to fluctuations in production and distribution costs.

Our operating results are also impacted by energy-related cost movements, including those impacting both our manufacturing operations and transportation and utility costs.

Competitive Environment

We operate in a marketplace influenced by large retailers with strong negotiating power over their suppliers. Current trends among these large retailers include increased demand for innovative new products from suppliers, requiring suppliers to maintain or reduce product prices and to deliver products within shorter lead times. We also face the threat of competition from new entrants to our markets as well as from existing competitors, including those overseas who may have lower production costs. In addition, the timing and amount in which our competitors invest in advertising and promotional spending may vary from quarter to quarter and impact our sales volumes and financial results. See “Business - Competition” for more detail on our competitors.

Seasonality

Portions of our business are moderately seasonal. Overall, our strongest sales are in our fourth quarter and our weakest sales are in our first quarter. This is driven by higher levels of sales of cooking products around major U.S. holidays in our fourth quarter, primarily due to the holiday use of Reynolds Wrap, Reynolds Oven Bags and Reynolds Parchment Paper. Our tableware products generally have higher sales in the second quarter of the year, primarily due to outdoor summertime use of disposable plates, cups and bowls.

Sustainability

Interest in environmental sustainability has increased over the past decade, and we expect that this may play an increasing role in consumer purchasing decisions. For instance, there have been recent concerns about the environmental impact of single-use disposable products and products made from plastic, particularly polystyrene foam, affecting our products, especially our Hefty Tableware segment. While there is a focus on environmentally friendly products, survey results indicate that in most of our product categories, consumers continue to rank performance-related purchase criteria, such as durability and ease of use, followed by price, as top considerations, rather than sustainability. As our consumers may shift towards purchasing more sustainable products, we have focused much of our innovation efforts around sustainability. We offer a broad line of products made with recycled, renewable, recyclable and compostable materials. For instance, we recently launched 75% Unbleached Compostable Parchment Paper and redesigned our Hefty party cups to reduce the plastic by 10% while maintaining strength. We intend to continue sustainability innovation to ensure that we are at the leading edge of recyclability, renewability and compostability in order to offer our customers environmentally sustainable choices.

Our Separation from RGHL Group

Prior to our Corporate Reorganization and IPO completed on February 4, 2020, we operated as part of RGHL Group’s broader corporate organization rather than as a stand-alone public company. RGHL Group performed or supported various corporate services for us, including executive management, supply chain, information technology, legal, finance and accounting, human resources, risk management, tax, treasury and other services. In addition, we have sold products to, and purchased products from, RGHL Group. Historically, these transactions involving RGHL Group may not have always been consummated on terms equivalent to those in an arm’s-length transaction. Sales to RGHL Group of products that we manufacture have been reflected as related party net revenues in our combined financial statements. Certain related party transactions are settled in cash and are reflected as related party receivables and payables in our combined balance sheets. Prior to our Corporate Reorganization and IPO, certain related party transactions with RGHL Group were settled by either non-cash capital contributions from RGHL Group to us or non-cash capital distributions from us and were included as part of RGHL Group’s net investment in our combined balance sheets. We also utilize manufacturing and warehousing facilities and resources managed by RGHL Group to conduct our business. The expenses associated with these transactions are included in cost of sales in our combined statements of income. We believe that the assumptions and methodologies underlying the allocation of these expenses from RGHL Group are reasonable. However, such allocations do not necessarily reflect what the results of operations and financial position would have been had we operated as a stand-alone public company during the periods presented.

In conjunction with our separation from RGHL Group, we entered into a transition services agreement with Reynolds Group Holdings Inc. whereby RGHL Group will continue to provide certain administrative services to us, including information technology services; accounting, treasury, financial reporting and transaction support; human resources; procurement; tax, legal and compliance related services; and other corporate services for up to 24 months. In addition, we entered into a transition services agreement with Rank Group Limited whereby, upon our request, Rank Group Limited will provide certain administrative services to us, including financial reporting, consulting and compliance services, insurance procurement and human resources support, legal and corporate secretarial support, and related services for up to 24 months. At the conclusion of these transitional arrangements, we will have to perform these services with internal resources or contract with third party providers. The previous arrangements we had with RGHL Group, as reflected in our combined financial statements included elsewhere in this Annual Report on Form 10-K, may be materially different from the arrangements that we have entered into as part of our separation from RGHL Group.

On February 4, 2020, in conjunction with our Corporate Reorganization and IPO, we entered into the Term Loan Facility and Revolving Facility (together, the “External Debt Facilities”) and repaid portions of the related party borrowings owed to RGHL Group that were reflected on our combined balance sheets. RGHL Group contributed the remaining balance of related party borrowings owed by us to RGHL Group as additional paid-in capital without the issuance of any additional shares prior to the closing of our IPO. In addition, all indebtedness that we had borrowed under RGHL Group’s Credit Agreement was reallocated and we were released as a borrower and guarantor from such facilities and released as a guarantor of RGHL Group’s outstanding senior notes.

Public Company Expenses

As a newly public company, we will be implementing additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. In particular, we expect our accounting, legal and personnel-related expenses and directors’ and officers’ insurance costs to increase as we continue to establish more comprehensive compliance and governance functions, establish, maintain and review internal controls over financial reporting in accordance with the Sarbanes-Oxley Act, and prepare and distribute periodic reports in accordance with SEC rules. Our financial statements from fiscal year 2020 onward will reflect the impact of these expenses.

In conjunction with our Corporate Reorganization and IPO, we will assume responsibility for all of our stand-alone public company costs, including the costs of certain corporate services currently provided by RGHL Group. In addition, as we transition away from the corporate services currently provided by RGHL Group, we have incurred, and will continue to incur, non-recurring transitional costs during fiscal year 2019 to fiscal year 2022, with the majority of these costs expected to be incurred during fiscal year 2020.

In addition, in conjunction with our Corporate Reorganization and IPO, we have established a 2020 incentive award plan for purposes of granting stock-based compensation awards to certain of our senior management, to our non-executive directors and to certain employees, to incentivize their performance and align their interests with ours. The maximum number of shares of common stock initially available for issuance under the equity incentive awards granted pursuant to the plan is equal to 10,485,025 shares, which includes 165,992 shares of common stock underlying restricted stock units that have been issued pursuant to retention agreements entered into with senior management. We will commence recognizing stock-based compensation expense during the first quarter of fiscal year 2020.

Components of the Combined Statements of Income

Net Revenues

Our revenues are derived primarily from the sale of our products to third parties, net of any sales incentives. Sales incentives include discounts, allowances and trade promotions. Revenue is recognized when control over products transfers to our customers, which generally occurs upon delivery or shipment of the products.

Related Party Net Revenues

Related party net revenues are derived from the sale of our products to RGHL Group. Our related party revenues are recognized primarily in our Reynolds Cooking & Baking segment.

Cost of Sales

Cost of sales consists primarily of the cost of materials, packaging, labor and overhead associated with our manufacturing operations. Also included within cost of sales are the freight and logistics-related costs of delivering our products to our customers.

Selling, General and Administrative Expenses

Selling, general and administrative expenses consist primarily of general and administrative costs associated with all of our non-manufacturing personnel and advertising costs. The general and administrative costs include wages, benefits, travel expenses, legal fees, R&D costs and any professional fees or consulting services. Advertising costs include programs to support new and existing product lines. Our selling, general and administrative expenses include amounts that are allocated to us for services provided by RGHL Group, including, but not limited to, general corporate expenses related to group wide functions such as executive management, finance, legal, tax and information technology. For further information, refer to Note 1 - Description of Business and Basis of Presentation in our combined financial statements included elsewhere in this Annual Report on Form 10-K.

Other Expense, Net

Other expense, net includes the factoring discount on the sale of our U.S. trade receivables through RGHL Group’s securitization facility, the allocated related party management fee and transaction-related costs. The factoring arrangements and allocation of related party management fee ceased upon our IPO.

Interest Expense, Net

Interest expense, net consists primarily of interest on external debt and related party borrowings, net of interest income primarily on related party receivables. In conjunction with our Corporate Reorganization and IPO, these historical items of interest expense and interest income have been replaced with interest expense associated with the External Debt Facilities.

Income Tax (Expense) Benefit

Income tax (expense) benefit consists of an estimate of federal, state and foreign income taxes based on enacted tax rates, as adjusted for allowable credits, deductions and uncertain tax positions. During the periods presented, our U.S. operations were included in a consolidated U.S. federal return as well as certain state and local tax returns filed by RGHL Group. The income tax (expense) benefit has been calculated on a separate return basis. In the future, as a stand-alone entity, we will file tax returns on our own behalf and our effective tax rate and deferred taxes may be different from those in the historical periods.

Non-GAAP Measures

Certain financial measures contained in this Annual Report on Form 10-K adjust for the impact of specified items and are not in accordance with GAAP. We use the non-GAAP financial measure “Adjusted EBITDA” in evaluating our past results and future prospects.

We define Adjusted EBITDA as net income calculated in accordance with GAAP, plus the sum of income tax expense, net interest expense, depreciation and amortization and further adjusted to exclude unrealized gains and losses on derivatives, costs associated with rationalizing operations and administrative functions, factoring discounts, defined benefit plan settlement losses, amortization of actuarial gains, the allocated related party management fee and transaction-related costs.

We present Adjusted EBITDA because it is a key measure used by our management team to evaluate our operating performance, generate future operating plans and make strategic decisions. Accordingly, we believe presenting Adjusted EBITDA in this Annual Report on Form 10-K provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management team and board of directors. In addition, our chief operating decision maker uses Adjusted EBITDA of each reportable segment to evaluate the operating performance of such segments.

Non-GAAP information should be considered as supplemental in nature and is not meant to be considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP. In addition, our non-GAAP financial measures may not be the same as or comparable to similar non-GAAP financial measures presented by other companies.

The following is a reconciliation of our net income, the most directly comparable GAAP financial measure, to Adjusted EBITDA for each of the periods indicated:

	Year ended December 31,
	2019	2018	2017
	(in millions)
Net income – GAAP	$225	$176	$302
Income tax expense (benefit)	76	57	(84)
Interest expense, net	209	280	322
Depreciation and amortization	91	87	90
Factoring discount (1)	25	22	19
Allocated related party management fee (2)	10	10	10
Transaction-related costs (3)	31	—	—
Unrealized losses (gains) on derivatives (4)	(9)	14	(4)
Business rationalization costs (5)	—	4	2
Other (6)	(3)	(3)	(1)
Adjusted EBITDA (Non-GAAP)	$655	$647	$656

(1)

Reflects the loss on sale that we incurred when we sold our U.S. trade receivables through RGHL Group’s securitization facility. Our participation in this facility ceased upon the completion of our Corporate Reorganization and IPO. For further information, refer to Note 11 - Other Expense, Net in our combined financial statements included elsewhere in this Annual Report on Form 10-K.

(2)

Reflects our allocation, from RGHL Group, of a management fee that is charged by Rank Group Limited to RGHL Group, which has ceased upon the completion of our Corporate Reorganization and IPO. For further information, refer to Note 11 - Other Expense, Net in our combined financial statements included elsewhere in this Annual Report on Form 10-K.

(3)	Reflects costs during the year ended December 31, 2019 related to the IPO process, as well as costs related to our preparations to operate as a stand-alone public company.
(4)

Reflects the mark-to-market movements in our commodity derivatives. For further information, refer to Note 8 - Financial Instruments in our combined financial statements included elsewhere in this Annual Report on Form 10-K.

(5)	Reflects primarily employee termination costs associated with rationalizing our operations in Canada.
(6)

Includes the amortization of actuarial gains related to our postretirement benefit plan. For further information, refer to Note 9 - Benefit Plans in our combined financial statements included elsewhere in this Annual Report on Form 10-K.

Results of Operations

The following discussion should be read in conjunction with our combined financial statements included elsewhere in this Annual Report on Form 10-K. Detailed comparisons of revenue and results are presented in the discussions of the operating segments, which follow our combined results discussion.

Discussion of the year ended December 31, 2018 compared with the year ended December 31, 2017 is included in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our registration statement on Form S-1, as amended, as filed with the SEC.

Aggregation of Segment Revenue and Adjusted EBITDA

(In millions)	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Unallocated(2)	Total Reynolds Consumer Products
Net revenues
2019	$1,076	$709	$751	$511	$(15)	$3,032
2018	1,159	696	757	539	(9)	3,142
2017	1,068	638	731	531	(11)	2,957
Adjusted EBITDA (1)
2019	$209	$190	$178	$91	$(13)	$655
2018	234	172	168	85	(12)	647
2017	251	149	183	83	(10)	656

(1)	Adjusted EBITDA is a non-GAAP measure. See “Non-GAAP Measures” for details, including a reconciliation between net income and Adjusted EBITDA.
(2)

The unallocated net revenues represent the elimination of revenue on inter-segment transactions. These transactions arise primarily from sales by Hefty Waste & Storage to Presto Products. The unallocated Adjusted EBITDA represents corporate expenses which are not allocated to our segments.

Year Ended December 31, 2019 Compared with the Year Ended December 31, 2018

Total Reynolds Consumer Products

	For the year ended December 31,
(In millions, except for %)	2019	% of revenue	2018	% of revenue	Change	% change
Net revenues	$2,883	95%	$2,981	95%	$(98)	(3)%
Related party net revenues	149	5%	161	5%	(12)	(7)%
Total net revenues	3,032	100%	3,142	100%	(110)	(4)%
Cost of sales	(2,152)	(71)%	(2,310)	(74)%	158	(7)%
Gross profit	880	29%	832	26%	48	6%
Selling, general and administrative expenses	(305)	(10)%	(288)	(9)%	(17)	6%
Other expense, net	(65)	(2)%	(31)	(1)%	(34)	110%
Income from operations	510	17%	513	16%	(3)	(1)%
Interest expense, net	(209)	(7)%	(280)	(9)%	71	(25)%
Income before income taxes	301	10%	233	7%	68	29%
Income tax (expense) benefit	(76)	(3)%	(57)	(1)%	(19)	33%
Net income	$225	7%	$176	6%	$49	28%
Adjusted EBITDA (1)	$655	22%	$647	21%	$8	1%

(1)	Adjusted EBITDA is a non-GAAP measure. See “Non-GAAP Measures” for details, including a reconciliation between net income and Adjusted EBITDA.

Components of Change in Net Revenues for the Year Ended December 31, 2019 vs. the Year Ended December 31, 2018

	Price	Volume/Mix	Total
Reynolds Cooking & Baking	(1)%	(6)%	(7)%
Hefty Waste & Storage	—%	2%	2%
Hefty Tableware	1%	(2)%	(1)%
Presto Products	—%	(5)%	(5)%
Total RCP	—%	(4)%	(4)%

Total Net Revenues. Total net revenues decreased by $110 million, or 4%, to $3,032 million. The decline in net revenues was largely due to volume impacts resulting from unusually high demand in the fourth quarter of 2018 as customers increased inventory levels due to uncertainty of future transportation availability, as well as the impact of lower foodservice and reroll sales, the exit of certain store branded business and lower pricing, primarily driven by increased trade promotions to support certain of our customers in achieving key retail price points.

Cost of Sales. Cost of sales decreased by $158 million, or 7%, to $2,152 million. The decrease was primarily due to lower volume and a $71 million decrease in material and manufacturing costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $17 million, or 6%, to $305 million. The increase was primarily due to increased personnel-related costs.

Other Expense, Net. Other expense, net increased by $34 million, or 110%, to $65 million. The increase was primarily attributable to $31 million of transaction-related costs incurred during the year ended December 31, 2019. These costs comprise amounts associated with the IPO process that cannot be offset against the IPO proceeds, as well as costs related to our preparations to operate as a stand-alone public company.

Interest Expense, Net. Interest expense, net decreased by $71 million, or 25%, to $209 million. The decrease was primarily due to a $93 million decrease in related party interest expense partially offset by a $19 million decrease in related party interest income. The decrease in related party interest expense and income was primarily the result of a net reduction of $1,802 million in amounts outstanding under various related party borrowings and receivables resulting from our interest bearing related party receivables being used to reduce amounts outstanding under various related party borrowings in June 2019.

In conjunction with our Corporate Reorganization and IPO, we have replaced our outstanding borrowings, which comprised amounts outstanding under the RGHL Group Credit Agreement and related party borrowings, with the External Debt Facilities. For further details regarding the External Debt Facilities refer to “-Sources of Liquidity.”

Income Tax (Expense) Benefit. We recognized income tax expense of $76 million on income before income taxes of $301 million (an effective tax rate of 25%) for the year ended December 31, 2019 compared to income tax expense of $57 million on income before income taxes of $233 million (an effective tax rate of 24%) for the year ended December 31, 2018.

Adjusted EBITDA. Adjusted EBITDA increased by $8 million, or 1% to $655 million. The increase in Adjusted EBITDA was primarily due to lower material and manufacturing costs which were partially offset by lower volume, higher personnel-related costs and lower pricing.

Segment Information

Reynolds Cooking & Baking

	For the year ended December 31,
(In millions, except for %)	2019	2018	Change	% change
Total segment net revenues	$1,076	$1,159	$(83)	(7)%
Segment Adjusted EBITDA	209	234	(25)	(11)%
Segment Adjusted EBITDA Margin	19%	20%

Total Segment Net Revenues. Reynolds Cooking & Baking total segment net revenues decreased by $83 million, or 7%, to $1,076 million. The decline in net revenues was due to $64 million of lower volume, largely attributable to unusually high demand in the fourth quarter of 2018 as customers increased inventory levels due to uncertainty of future transportation availability, lower foodservice and reroll sales as well as lower pricing, primarily driven by increased trade promotions.

Adjusted EBITDA. Reynolds Cooking & Baking Adjusted EBITDA decreased by $25 million, or 11%, to $209 million. The decrease in Adjusted EBITDA was primarily driven by the impact of lower volume and lower pricing partially offset by lower material and manufacturing costs.

Hefty Waste & Storage

	For the year ended December 31,
(In millions, except for %)	2019	2018	Change	% change
Total segment net revenues	$709	$696	$13	2%
Segment Adjusted EBITDA	190	172	18	10%
Segment Adjusted EBITDA Margin	27%	25%

Total Segment Net Revenues. Hefty Waste & Storage total segment net revenues increased by $13 million, or 2%, to $709 million. The increase was primarily due to an $8 million increase in volume resulting largely from strong sales of both branded and store brand trash bags as we gained incremental business and experienced strong growth with existing customers partially offset by the volume impact of unusually high demand in the fourth quarter of 2018.

Adjusted EBITDA. Hefty Waste & Storage Adjusted EBITDA increased by $18 million, or 10%, to $190 million. The increase in Adjusted EBITDA was primarily driven by lower material and manufacturing costs, partially offset by increased personnel, advertising and logistics costs.

Hefty Tableware

	For the year ended December 31,
(In millions, except for %)	2019	2018	Change	% change
Total segment net revenues	$751	$757	$(6)	(1)%
Segment Adjusted EBITDA	178	168	10	6%
Segment Adjusted EBITDA Margin	24%	22%

Total Segment Net Revenues. Hefty Tableware total segment net revenues decreased by $6 million, or 1%, to $751 million. The decrease was primarily due to $15 million in lower volume due to the exit of certain store brand business, partially offset by new product growth at several of our major customers. The decrease was partially offset by the full year impact of the price increases taken in 2018.

Adjusted EBITDA. Hefty Tableware Adjusted EBITDA increased $10 million, or 6%, to $178 million. The increase in Adjusted EBITDA was primarily attributable to lower material and manufacturing costs and the full year impact of the 2018 price increases, partially offset by the impact of lower volume.

Presto Products

	For the year ended December 31,
(In millions, except for %)	2019	2018	Change	% change
Total segment net revenues	$511	$539	$(28)	(5)%
Segment Adjusted EBITDA	91	85	6	7%
Segment Adjusted EBITDA Margin	18%	16%

Total Segment Net Revenues. Presto Products total segment net revenues decreased by $28 million, or 5%, to $511 million. The decrease was primarily due to $31 million in lower volume driven by the exit of certain low margin store branded business, partially offset by strong sales with existing customers and growth within our eCommerce business as we have become the sole supplier for certain store brand products.

Adjusted EBITDA. Presto Products Adjusted EBITDA increased by $6 million, or 7%, to $91 million. The increase in Adjusted EBITDA was primarily driven by lower material and manufacturing costs partially offset by the impact of lower volume.

Historical Cash Flows

The following table discloses our cash flows for the years presented:

	For the year ended December 31,
(In millions)	2019	2018
Net cash provided by operating activities	$403	$530
Net cash used in investing activities	(128)	(554)
Net cash (used in) provided by financing activities	(196)	24
Increase in cash and cash equivalents	$79	$—

Cash provided by operating activities

Net cash from operating activities decreased by $127 million, or 24%, to $403 million. The decrease in net cash inflows from operating activities was primarily attributable to the settlement of related party payables in preparation for our IPO, partially offset by a lower net investment in inventory during the current period.

Cash used in investing activities

Net cash used in investing activities decreased by $426 million, or 77%, to $128 million. These amounts and movements were primarily attributable to changes in net cash advanced to RGHL Group as part of wider RGHL Group cash management activities, prior to our IPO. Excluding these related party items, cash outflows from investing activities increased by $27 million, or 33%, to $109 million for the year ended December 31, 2019 from $82 million for the year ended December 31, 2018. This increase was primarily attributable to increased capital expenditures associated with increased capacity and cost reduction projects.

Cash (used in) provided by financing activities

Net cash from financing activities decreased by $220 million, from an inflow of $24 million for the year ended December 31, 2018 to an outflow of $196 million for the year ended December 31, 2019. The change in cash flows from financing activities was primarily attributable to (i) payments to RGHL Group, as part of the Corporate Reorganization prior to our IPO, and (ii) changes in related party balances as part of wider RGHL Group cash management activities.

Seasonality

Portions of our business are moderately seasonal. Overall, our strongest sales are in our fourth quarter and our weakest sales are in our first quarter. This is driven by higher levels of sales of cooking products around major U.S. holidays in our fourth quarter, primarily due to the holiday use of Reynolds Wrap, Reynolds Oven Bags and Reynolds Parchment Paper. Our tableware products generally have higher sales in the second quarter of the year, primarily due to outdoor summertime use of disposable plates, cups and bowls.

Sources of Liquidity

Our principal sources of liquidity are existing cash and cash equivalents, cash generated from operating activities and available borrowings under the Revolving Facility.

External Debt Facilities

On February 4, 2020, in conjunction with our Corporate Reorganization and IPO, we entered into External Debt Facilities which consist of a $2,475 million Term Loan Facility and a Revolving Facility that provides for additional borrowing capacity of up to $250 million, reduced by amounts used for letters of credit.

The initial borrower under the External Debt Facilities is Reynolds Consumer Products LLC (the “Borrower”). The Revolving Facility includes a sub-facility for letters of credit. In addition, the External Debt Facilities provide that the Borrower has the right at any time, subject to customary conditions, to request incremental term loans or incremental revolving credit commitments in amounts and on terms set forth therein. The lenders under the External Debt Facilities are not under any obligation to provide any such incremental loans or commitments, and any such addition of or increase in loans is subject to certain customary conditions precedent and other provisions.

Interest rate and fees

Borrowings under the External Debt Facilities bear interest at a rate per annum equal to, at our option, either a base rate or a LIBO rate plus an applicable margin of 1.75%.

Prepayments

The Term Loan Facility contains customary mandatory prepayments, including with respect to excess cash flow, asset sale proceeds and proceeds from certain incurrences of indebtedness.

The Borrower may voluntarily repay outstanding loans under the Term Loan Facility at any time without premium or penalty, other than customary breakage costs with respect to LIBO rate loans; provided, however, that any voluntary prepayment, refinancing or repricing of the External Debt Facilities in connection with certain repricing transactions that occur prior to the six-month anniversary of the closing of the Term Loan Facility will be subject to a prepayment premium of 1.00% of the principal amount of the term loans so prepaid, refinanced or repriced.

Amortization and maturity

The Term Loan Facility amortizes in equal quarterly installments in an aggregate annual amount equal to 1.00% of the original principal amount thereon, with the balance payable in February 2027. The Revolving Facility matures in February 2025.

Guarantee and security

All obligations under the External Debt Facilities and certain hedge agreements and cash management arrangements provided by any lender party to the External Debt Facilities or any of its affiliates and certain other persons are unconditionally guaranteed by RCPI, the Borrower (with respect to hedge agreements and cash management arrangements not entered into by the Borrower) and certain of RCPI’s existing and subsequently acquired or organized direct or indirect material wholly-owned U.S. restricted subsidiaries, with customary exceptions including, among other things, where providing such guarantees is not permitted by law, regulation or contract or would result in material adverse tax consequences.

All obligations under the External Debt  Facilities and certain hedge agreements and cash management arrangements provided by any lender party to the External Debt  Facilities or any of its affiliates and certain other persons, and the guarantees of such obligations, are secured, subject to permitted liens and other exceptions, by: (i) a perfected first-priority pledge of all the equity interests of each wholly-owned material restricted subsidiary of RCPI, the Borrower or a subsidiary guarantor, including the equity interests of the Borrower (limited to 65% of voting stock in the case of first-tier non-U.S. subsidiaries of RCPI, the Borrower or any subsidiary guarantor) and (ii) perfected first-priority security interests in substantially all tangible and intangible personal property of RCPI, the Borrower and the subsidiary guarantors (subject to certain other exclusions).

Certain covenants and events of default

The External Debt Facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of the restricted subsidiaries of RCPI to:

•	incur additional indebtedness and guarantee indebtedness;
•	create or incur liens;
•	engage in mergers or consolidations;
•	sell, transfer or otherwise dispose of assets;
•	pay dividends and distributions or repurchase capital stock;
•	prepay, redeem or repurchase certain indebtedness;
•	make investments, loans and advances;
•	enter into certain transactions with affiliates;
•	enter into agreements which limit the ability of our restricted subsidiaries to incur restrictions on their ability to make distributions; and
•	enter into amendments to certain indebtedness in a manner materially adverse to the lenders.

The External Debt Facilities contain a springing financial covenant requiring compliance with a ratio of first lien net indebtedness to consolidated EBITDA, applicable solely to the Revolving Facility. The financial covenant is tested on the last day of any fiscal quarter (commencing on June 30, 2020) only if the aggregate principal amount of borrowings under the Revolving Facility and drawn but unreimbursed letters of credit exceeds 35% of the total amount of commitments under the Revolving Facility on such day.

If an event of default occurs, the lenders under the External Debt Facilities are entitled to take various actions, including the acceleration of amounts due under the External Debt Facilities and all actions permitted to be taken by secured creditors.

We believe that our projected cash position, cash flows from operations and borrowings under the External Debt Facilities are sufficient to meet the needs of our business.

Contractual Obligations

The following table summarizes our material contractual obligations as of December 31, 2019, on a historical basis:

(In millions)	Total	Less than one year	One to three years	Three to five years	Greater than five years
Long-term debt (1)	$2,286	$112	$220	$1,954	$—
Related party borrowings, including accrued interest (1)	2,408	67	549	1,792	—
Operating lease liabilities	46	10	17	8	11
Unconditional capital expenditure obligations	21	21	—	—	—
Postretirement benefit plan obligations	51	3	6	6	36
Total contractual obligations	$4,812	$213	$792	$3,760	$47

(1)

Total obligations for long-term debt and related party borrowings consist of the principal amounts, fixed and floating rate interest obligations, including related party accrued interest payable as of December 31, 2019. The interest rates on the floating rate debt balances have been assumed to be the same as the rates in effect as of December 31, 2019. In conjunction with our Corporate Reorganization and IPO, we have settled the existing long-term debt and related party borrowings and we have entered into a Term Loan Facility, with repayments of $25 million (less than one year), $50 million (one to three years), $50 million (three to five years) and $2,350 million (greater than five years).

As of December 31, 2019, our liabilities for uncertain tax positions totaled $2 million. The ultimate timing of these liabilities cannot be determined; therefore, we have excluded these amounts from the contractual obligations table above.

Off-Balance Sheet Arrangements

We have no material off-balance sheet obligations.

Critical Accounting Policies and Estimates

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our combined financial statements. Specific areas requiring the application of management’s estimates and judgments include, among others, assumptions pertaining to benefit plan assumptions, valuation assumptions of goodwill and intangible assets, useful lives of long-lived assets, sales incentives and income taxes. Accordingly, a different financial presentation could result depending on the judgments, estimates or assumptions that are used. The most critical accounting policies and estimates are those that are most important to the portrayal of our financial condition and results of operations and require us to make the most difficult and subjective judgments, often estimating the outcome of future events that are inherently uncertain. Our most critical accounting policies and estimates are related to revenue recognition, the valuation of goodwill and intangible assets and income taxes. A summary of our significant accounting policies and use of estimates is contained in Note 2 - Summary of Significant Accounting Policies of our combined financial statements included elsewhere in this Annual Report on Form 10-K.

Revenue Recognition-Sales Incentives

We routinely commit to one-time or ongoing trade-promotion programs with our customers. Programs include discounts, allowances, shelf-price reductions, end-of-aisle or in-store displays of our products and graphics and other trade-promotion activities conducted by the customer, such as coupons. Collectively, we refer to these as sales incentives or trade promotions. Costs related to these programs are recorded as a reduction to revenue. Our trade promotion accruals are primarily based on estimated volume and incorporate historical sales and spending trends by customer and category. The determination of these estimated accruals requires judgment and may change in the future as a result of changes in customer promotion participation, particularly for new programs and for programs related to the introduction of new products. Final determination of the total cost of a promotion is dependent upon customers providing information about proof of performance and other information related to the promotional event. This process of analyzing and settling trade-promotion programs with customers could impact our results of operations and trade promotion accruals depending on how actual results of the programs compare to original estimates. Sales incentives represented 6%, 5% and 6% of total net revenues for the 2019, 2018 and 2017 fiscal years, respectively.  As of December 31, 2019 and 2018, we had accruals of $39 million and $40 million, respectively, reflected on our combined balance sheets in Accrued and other current liabilities related to sales incentive programs.

Goodwill, Indefinite-Lived Intangible Assets and Long-Lived Assets

We test our goodwill and other indefinite-lived intangible assets for impairment annually in the fiscal fourth quarter unless there are indications during a different interim period that these assets may have become impaired. No impairments were identified as a result of our impairment review performed annually during the fourth quarter of fiscal years 2019, 2018 and 2017.

Goodwill

Our reporting units for goodwill impairment testing purposes are Reynolds Cooking & Baking, Hefty Waste & Storage, Hefty Tableware and Presto Products. No instances of impairment were identified during the fiscal year 2019 annual impairment review. All of our reporting units had fair values that significantly exceeded recorded carrying values. However, future changes in the judgments, assumptions and estimates that are used in the impairment testing for goodwill as described below could result in significantly different estimates of the fair values.

In our evaluation of goodwill impairment, we have the option to first assess qualitative factors such as the maturity and stability of the reporting unit, the magnitude of the excess fair value over carrying value from the prior year’s impairment testing, other reporting unit operating results as well as new events and circumstances impacting the operations at the reporting unit level. If the result of a qualitative test indicates a potential for impairment, a quantitative test is performed, wherein we compare the estimated fair value of each reporting unit to its carrying value. In all instances where a quantitative test was performed, the estimated fair value exceeded the carrying value of the reporting unit and none of our reporting units were at a risk of failing the quantitative test. If the estimated fair value of any reporting unit had been less than its carrying value, an impairment charge would have been recorded for the amount by which the reporting unit’s carrying amount exceeds its fair value.

To determine the fair value of a reporting unit as part of our quantitative test, we use a capitalization of earnings method under the income approach. Under this approach, we estimate the forecasted Adjusted EBITDA of each reporting unit and capitalize this amount using a multiple. The Adjusted EBITDA amounts are consistent with those we use in our internal planning, which gives consideration to actual business trends experienced and the long-term business strategy. The selection of a capitalization multiple incorporates consideration of comparable entity trading multiples within the same industry and recent sale and purchase transactions. Changes in such estimates or the application of alternative assumptions could produce different results.

Indefinite-Lived Intangible Assets

Our indefinite-lived intangible assets consist of certain trade names. We test indefinite-lived intangible assets for impairment on an annual basis in the fourth quarter and whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We have the option to first assess qualitative factors such as the maturity of the trade name, the magnitude of the excess fair value over carrying value from the prior year’s impairment testing, as well as new events and circumstances impacting the trade name. If the result of a qualitative test indicates a potential for impairment, a quantitative test is performed. If the carrying amount of such asset exceeds its estimated fair value, an impairment charge is recorded for the difference between the carrying amount and the estimated fair value. When a quantitative test is performed we use a relief from royalty computation under the income approach to estimate the fair value of our trade names. This approach requires significant judgments in determining (i) the estimated future branded revenue from the use of the asset; (ii) the relevant royalty rate to be applied to these estimated future cash flows; and (iii) the appropriate discount rates applied to those cash flows to determine fair value. Changes in such estimates or the use of alternative assumptions could produce different results. No instances of impairment were identified during the fiscal year 2019 annual impairment review. Each of our indefinite-lived intangible assets had fair values that significantly exceeded recorded carrying values.

Long-Lived Assets

Long-lived assets, including finite-lived intangible assets, are reviewed for possible impairment whenever events or changes in circumstances occur that indicate that the carrying amount of an asset (or asset group) may not be recoverable. Our impairment review requires significant management judgment, including estimating the future success of product lines, future sales volumes, revenue and expense growth rates, alternative uses for the assets and estimated proceeds from the disposal of the assets. We review business plans for possible impairment indicators. Impairment occurs when the carrying amount of the asset (or asset group) exceeds its estimated future undiscounted cash flows. When impairment is indicated, an impairment charge is recorded for the difference between the asset’s carrying value and its estimated fair value. Depending on the asset, estimated fair value may be determined either by use of a discounted cash flow model or by reference to estimated selling values of assets in similar condition. The use of different assumptions would increase or decrease the estimated fair value of assets and would increase or decrease any impairment measurement.

Income Taxes

Prior to our Corporate Reorganization and IPO, our U.S. operations were included in a consolidated U.S. federal return as well as certain state and local tax returns filed by RGHL Group. We also file certain separate U.S. state and local and foreign income tax returns. The income tax expense (benefit) included in our combined statements of income has been calculated using the separate return basis. It is possible that we will make different tax accounting elections and assertions subsequent to our shares being issued to the public. Therefore, our income taxes, as presented in our combined financial statements included elsewhere in this Annual Report on Form 10-K, may not be indicative of our income taxes in the future. Where we have been included in the tax returns filed by RGHL Group, any income taxes payable resulting from the separate return basis have been reflected in our combined balance sheets in Net Parent deficit.

Considerable management judgment is necessary to assess the inherent uncertainties related to the interpretations of complex tax laws, regulations and taxing authority rulings.

Recent Accounting Pronouncements

New accounting guidance that we have recently adopted, as well as accounting guidance that has been recently issued but not yet adopted by us, is included in Note 2 - Summary of Significant Accounting Policies of our combined financial statements included elsewhere in this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are subject to risks from adverse fluctuations in interest rates and commodity prices. We have historically managed commodity price risks through commodity derivatives. We are not a party to leveraged derivatives and, by policy, do not use financial instruments for speculative purposes. The extent to which we use derivative instruments is dependent upon our access to them in the financial markets, the costs associated with entering into such arrangements and our use of other risk management methods, such as establishing sales arrangements that permit the pass-through of changes in commodity prices to customers. Our objective in managing our exposure to market risk is to limit the impact on earnings and cash flow.

Interest Rate Risk

We had significant debt commitments outstanding as of December 31, 2019. These on-balance sheet financial instruments, to the extent they accrue interest at variable interest rates, expose us to interest rate risk. Prior to our Corporate Reorganization and IPO, our interest rate risk arose primarily on significant borrowings that were drawn under our portion of the RGHL Group Credit Agreement and certain related party borrowings.

In conjunction with our Corporate Reorganization and IPO all of our obligations under the historical debt commitments, both those with third party financial institutions and those with RGHL Group, have been settled. Based on the outstanding borrowings under the Term Loan Facility as of the closing of our IPO with all other variables remaining constant, a 100-basis point increase (decrease) in the interest rates under the Term Loan Facility would result in a $25 million increase (decrease) in interest expense, per annum, on our borrowings.

Commodity Risk

We are exposed to commodity and other price risk principally from the purchase of resin, aluminum, natural gas, electricity, carton board and diesel. We use various strategies to manage cost exposures on certain material purchases with the objective of obtaining more predictable costs for these commodities. From time to time, we enter into hedging agreements, including commodity derivative contracts, to hedge commodity prices primarily related to aluminum, diesel and benzene.

We enter into futures and swaps to reduce our exposure to commodity price fluctuations. These derivatives are implemented to either (a) mitigate the impact of the lag in timing between when material costs change and when we can pass through these material cost changes to our customers or (b) fix our input costs for a period. The following table provides the details of our outstanding commodity derivative contracts as of December 31, 2019.

Type	Unit of measure	Contracted volume	Contracted price range	Contracted date of maturity
Aluminum swaps	Metric tonne	111	$1,953.50	Jan 2020
Aluminum Midwest Premium swaps	Metric tonne	111	$395.36	Jan 2020
Benzene swaps	U.S. liquid gallon	1,289,286	$2.36 - $2.55	Jan - Jun 2020
Diesel swaps	U.S. liquid gallon	3,474,126	$3.00 - $3.30	Jan - Dec 2020

Commodity derivative contracts are valued using observable market commodity index prices less the contract rate multiplied by the notional amount or based on pricing models that rely on market observable inputs such as commodity prices. As of December 31, 2019, the estimated fair values of the outstanding commodity derivative contracts were a net asset of less than $1 million. During the year ended December 31, 2019, we recognized a $9 million unrealized gain and a $9 million realized loss in cost of sales in the combined statement of income related to commodity derivatives.

A 10% upward (downward) movement in the price curve used to value the commodity derivative contracts, applied as of December 31, 2019, would have resulted in an increase (decrease) of less than $1 million in unrealized gains recognized in the combined statements of income assuming all other variables remain constant.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Reynolds Consumer Products Inc.

Opinion on the Financial Statements

We have audited the accompanying combined balance sheets of Reynolds Consumer Group, which is comprised of the Reynolds Consumer Products segment of Reynolds Group Holdings Limited, (the “Company”) as of December 31, 2019 and 2018, and the related combined statements of income, of comprehensive income, of equity (deficit) and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes (collectively referred to as the “combined financial statements”). In our opinion, the combined financial statements present fairly, in all material respects, the combined financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the combined financial statements, the Company changed the manner in which it accounts for leases in 2019.

Basis for Opinion

These combined financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s combined financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these combined financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the combined financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the combined financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the combined financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the combined financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois

March 10, 2020

We have served as the Company’s auditor since 2015.

Reynolds Consumer Group

Combined Statements of Income

For the Years Ended December 31

(in millions, except share and per share data)

	2019	2018	2017
Net revenues	$2,883	$2,981	$2,809
Related party net revenues	149	161	148
Total net revenues	3,032	3,142	2,957
Cost of sales	(2,152)	(2,310)	(2,095)
Gross profit	880	832	862
Selling, general and administrative expenses	(305)	(288)	(294)
Other expense, net	(65)	(31)	(28)
Income from operations	510	513	540
Interest expense, net	(209)	(280)	(322)
Income before income taxes	301	233	218
Income tax (expense) benefit	(76)	(57)	84
Net income	$225	$176	$302
Earnings per share
Basic	$1.45	$1.13	$1.94
Diluted	$1.45	$1.13	$1.94
Shares outstanding
Basic	155,455,000	155,455,000	155,455,000
Diluted	155,455,000	155,455,000	155,455,000

See accompanying notes to the combined financial statements.

Reynolds Consumer Group

Combined Statements of Comprehensive Income

For the Years Ended December 31

(in millions)

	2019	2018	2017
Net income	$225	$176	$302
Other comprehensive income (loss), net of income taxes:
Currency translation adjustment	1	(2)	2
Postretirement benefit plans	(6)	3	(1)
Other comprehensive income (loss), net of income taxes	(5)	1	1
Comprehensive income	$220	$177	$303

See accompanying notes to the combined financial statements.

Reynolds Consumer Group

Combined Balance Sheets

As of December 31

(in millions)

	2019	2018
Assets
Cash and cash equivalents	$102	$23
Accounts receivable, net	13	16
Other receivables	7	12
Related party receivables	14	30
Inventories	418	429
Income taxes receivable	1	—
Other current assets	15	6
Total current assets	570	516
Property, plant and equipment, net	537	464
Operating lease right-of-use assets, net	42	—
Goodwill	1,879	1,879
Intangible assets, net	1,123	1,155
Related party receivables	—	2,401
Other assets	9	6
Total assets	$4,160	$6,421
Liabilities
Accounts payable	$135	$136
Related party payables	72	268
Related party accrued interest payable	18	576
Current portion of long-term debt	21	21
Current portion of related party borrowings	—	250
Income taxes payable	—	11
Accrued and other current liabilities	132	123
Total current liabilities	378	1,385
Long-term debt	1,990	2,009
Long-term related party borrowings	2,214	3,700
Long-term operating lease liabilities	35	—
Deferred income taxes	294	296
Long-term postretirement benefit obligation	48	44
Other liabilities	19	14
Total liabilities	$4,978	$7,448
Commitments and contingencies (Note 12)
Equity (deficit)
Net Parent deficit	(823)	(1,034)
Accumulated other comprehensive income	5	7
Total equity (deficit)	(818)	(1,027)
Total liabilities and equity (deficit)	$4,160	$6,421

See accompanying notes to the combined financial statements.

Reynolds Consumer Group

Combined Statements of Equity (Deficit)

(in millions)

	Net Parent (Deficit)	Accumulated Other Comprehensive Income	Total Equity (Deficit)
Balance as of December 31, 2016	$(1,522)	$5	$(1,517)
Net income	302	—	302
Other comprehensive income, net of income taxes	—	1	1
Net transfers (to) from Parent	(84)	—	(84)
Balance as of December 31, 2017	$(1,304)	$6	$(1,298)
Adoption of new accounting principle	(5)	—	(5)
Net income	176	—	176
Other comprehensive income, net of income taxes	—	1	1
Net transfers (to) from Parent	99	—	99
Balance as of December 31, 2018	$(1,034)	$7	$(1,027)
Adoption of new accounting principle	(3)	3	—
Net income	225	—	225
Other comprehensive loss, net of income taxes	—	(5)	(5)
Net transfers (to) from Parent	(11)	—	(11)
Balance as of December 31, 2019	$(823)	$5	$(818)

See accompanying notes to the combined financial statements.

Reynolds Consumer Group

Combined Statements of Cash Flows

For the Years Ended December 31

(in millions)

	2019	2018	2017
Cash provided by (used in) operating activities
Net income	$225	$176	$302
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	91	87	90
Deferred income taxes	1	(22)	(158)
Unrealized (gains) losses on derivatives	(9)	14	(4)
Non-cash portion of employee benefit obligations	—	1	2
Other non-cash items, net	1	—	12
Change in assets and liabilities:
Accounts receivable, net	2	(7)	44
Other receivables	6	—	(5)
Related party receivables	(27)	34	(31)
Inventories	2	(65)	(78)
Operating lease right-of-use assets	8	—	—
Accounts payable	(6)	16	(4)
Related party payables	(89)	22	(7)
Related party accrued interest payable	133	210	185
Operating lease liabilities	(7)	—	—
Income taxes payable	72	71	67
Accrued and other current liabilities	9	(4)	(19)
Other assets and liabilities	(6)	—	2
Employee benefit obligations, net	(3)	(3)	(3)
Net cash provided by operating activities	403	530	395
Cash provided by (used in) investing activities
Acquisition of property, plant and equipment	(109)	(82)	(56)
Advances to related parties	(170)	(537)	(508)
Repayments from related parties	151	65	200
Net cash used in investing activities	(128)	(554)	(364)
Cash provided by (used in) financing activities
Long-term debt repayments	(21)	(21)	(21)
Advances from related parties	67	338	416
Repayments to related parties	(141)	(314)	(453)
Deferred debt and equity transaction costs	(4)	—	—
Net transfers from (to) Parent	(97)	21	18
Net cash (used in) provided by financing activities	(196)	24	(40)
Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	79	—	(9)
Balance as of beginning of the year	23	23	32
Balance as of end of the year	$102	$23	$23
Cash paid:
Interest - long-term debt	103	99	85
Interest - related party borrowings	6	24	61
Income taxes	4	8	7

Significant non-cash investing and financing activities

Refer to Note 7 - Leases for details of non-cash additions to operating lease right-of-use assets, net as a result of changes in operating lease liabilities. Refer to Note 16 - Related Party Transactions for details of significant non-cash investing and financing activities.

See accompanying notes to the combined financial statements.

Reynolds Consumer Group

Notes to the Combined Financial Statements

Note 1 - Description of Business and Basis of Presentation

Description of Business:

Reynolds Consumer Group (“we”, “us” or “our”) produce and sell products across three broad categories: cooking products, waste & storage products and tableware. We sell our products under brands such as Reynolds and Hefty, and also under store brands. Our product portfolio includes aluminum foil, wraps, disposable bakeware, trash bags, food storage bags and disposable tableware. We report four business segments: Reynolds Cooking & Baking; Hefty Waste & Storage; Hefty Tableware; and Presto Products.

Basis of Presentation:

Prior to the completion of our corporate reorganization and initial public offering (“IPO”) on February 4, 2020, we operated as part of Reynolds Group Holdings Limited (“RGHL”) and not as a stand-alone entity. We represented the business that was reported as the Reynolds Consumer Products segment in the consolidated financial statements of RGHL and its subsidiaries (collectively, “RGHL Group” or the “Parent”). In conjunction with our corporate reorganization and IPO, we separated from RGHL Group on February 4. 2020. Our combined financial statements present the results of operations, financial position and cash flows prepared on a stand-alone basis and have been derived from the consolidated financial statements and accounting records of RGHL Group. All revenues and costs as well as assets and liabilities that are either legally attributable to us or directly associated with our business activities are included in our combined financial statements. Intercompany transactions, profits and balances between our combined entities have been eliminated. Our combined financial statements include Reynolds Consumer Products Inc., the entity whose shares were issued to the public in our IPO. Refer to Note 17 – Subsequent Events for further information.

Our combined financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Our combined statements of income include allocations of certain expenses for services provided by RGHL Group, including, but not limited to, general corporate expenses related to group wide functions including executive management, finance, legal, tax, information technology and a portion of a related party management fee incurred by RGHL Group. Total costs allocated to us for these functions were $41 million, $40 million and $37 million for the years ended December 31, 2019, 2018 and 2017, respectively, and were primarily included in selling, general and administrative expenses in our combined statements of income. These amounts include costs of $22 million, $21 million and $20 million for the years ended December 31, 2019, 2018 and 2017, respectively, that were not historically allocated to us as part of RGHL Group's normal monthly reporting process. Additionally, in the year ended December 31, 2019 costs of $28 million were allocated to us related to the IPO process that cannot be deferred and offset against the IPO proceeds, as well as costs related to our preparations to operate as a stand-alone public company, which were included in other expense, net in our combined statements of income. All of these expenses have been allocated on a basis considered reasonable by management, using either specific identification, such as direct usage or headcount when identifiable, or proportional allocations determined with reference to time incurred, relative to revenues, or other reasonable methods of allocation. Amounts allocated on a proportional basis relate to certain corporate functions and are reflective of the time and effort expended in the provision of these corporate functions to us.

The allocations referred to above may not, however, reflect all actual expenses we would have incurred and may not reflect the combined results of operations, financial position and cash flows had we operated as a stand-alone company during the years presented. The amount of actual costs that may have been incurred if we were a stand-alone company would depend on a number of factors, including our chosen organizational structure, which functions were performed by our employees or outsourced and strategic decisions made in areas such as information technology and infrastructure.

RGHL Group centrally managed substantially all of our financial resources. We financed our operating and capital requirements through a combination of cash provided by operations, RGHL Group's external borrowings that we have incurred and intercompany funding with RGHL Group. We were a borrower under a portion of RGHL Group's external borrowings and therefore a portion of this third-party debt is reflected as long-term debt on our combined balance sheets. Refer to Note 6 - Debt and Borrowing Arrangements  for further information. Our intercompany funding with RGHL Group, which is subject to various legal agreements with RGHL Group, is reflected in related party borrowings on our combined balance sheets. We also advanced surplus cash to RGHL Group as part of its cash management activities. The balance of these amounts is reflected in non-current related party receivables in our combined balance sheets. Refer to Note 16 - Related Party Transactions for further information.

Reynolds Consumer Group

Notes to the Combined Financial Statements

Net Parent deficit represents the Parent’s interest in our net assets. As a direct ownership relationship did not exist between the various entities of our combined group, a Net Parent deficit account is shown in our combined financial statements. The majority of transactions between us and RGHL Group have a history of settlement or were settled for cash in conjunction with our separation from RGHL Group and IPO. These transactions have been reflected in our combined balance sheets as related party receivables and payables. Transactions that did not have a history of settlement are reflected in equity (deficit) in our combined balance sheets as Net Parent deficit and, when cash is utilized (contributed), in our combined statements of cash flows as a financing activity in net transfers from (to) Parent.  Refer to Note 16 - Related Party Transactions for further information.

Note 2 - Summary of Significant Accounting Policies

Use of Estimates:

We prepare our combined financial statements in accordance with GAAP, which requires us to make estimates and assumptions that affect a number of amounts in our combined financial statements. Significant accounting policy elections, estimates and assumptions include, among others, benefit plan assumptions, valuation assumptions of goodwill and intangible assets, useful lives of long-lived assets, sales incentives and income taxes. We base our estimates on historical experience and other assumptions that we believe are reasonable. If actual amounts differ from estimates, we include the revisions in our combined results of operations in the period the actual amounts become known. Historically, the aggregate differences, if any, between our estimates and actual amounts in any year have not had a material effect on our combined financial statements.

Currency Translation:

Our combined financial statements are presented in U.S. dollars, which is our reporting currency. We translate the results of operations of our subsidiaries with functional currencies other than the U.S. dollar using average exchange rates during each period and translate balance sheet accounts using exchange rates at the end of each period. We record currency translation adjustments as a component of equity (deficit) within accumulated other comprehensive income and transaction gains and losses in other expense, net in our combined statements of income.

Cash and Cash Equivalents:

Cash and cash equivalents include demand deposits with banks and all highly liquid investments with original maturities of three months or less. We maintain our bank accounts with a relatively small number of high quality financial institutions. Cash balances held by non-U.S. entities as of December 31, 2019 and 2018 were $7 million and $4 million, respectively.

Accounts Receivable:

Accounts receivable are recorded at face amounts less an allowance for doubtful accounts. The allowance is an estimate based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable balance.  We evaluate the aging of the accounts receivable balances and the financial condition of our customers to estimate the amount of accounts receivable that may not be collected in the future and record the appropriate provision. Substantially all of our U.S. accounts receivables had been transferred in their entirety to RGHL Group and were accounted for as a sale in accordance with our accounts receivable factoring arrangement described below. The allowance for doubtful accounts related to the accounts receivable of our non-U.S. operations was less than $1 million in each of the years presented.

Variable Interest Entities:

Variable interest entities (“VIEs”) are primarily entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders, as a group, lack one or more of the following characteristics: (a) direct or indirect ability to make decisions, (b) obligation to absorb expected losses or (c) right to receive expected residual returns. VIEs must be evaluated quantitatively and qualitatively to determine the primary beneficiary, which is the reporting entity that has (a) the power to direct activities of a VIE that most significantly impact the VIE's economic performance and (b) the obligation to absorb losses of the VIE that could potentially be significant to the VIE or the right to receive benefits from the VIE that could potentially be significant to the VIE. The primary beneficiary is required to consolidate the VIE for financial reporting purposes. To determine a VIE's primary beneficiary, we perform a qualitative assessment to determine which party, if any, has the power to direct activities of the VIE and the obligation to absorb losses and or receive its benefits. This assessment involves identifying the activities that most significantly impact the VIE's economic performance and determine whether we, or another party, has the power to direct those activities. In each of the years presented, we had a variable interest in one VIE related to our factoring arrangement with RGHL Group, described below.

Reynolds Consumer Group

Notes to the Combined Financial Statements

Transfers of Financial Assets:

We account for transfers of financial assets, such as non-recourse accounts receivable factoring arrangements, when we have surrendered control over the related assets. Determining whether control has transferred requires an evaluation of relevant legal considerations, an assessment of the nature and extent of our continuing involvement with the assets transferred and any other relevant considerations. We had a non-recourse factoring arrangement in which we sold eligible receivables to a special purpose entity (“SPE”) consolidated by RGHL Group in exchange for cash. We transferred sold accounts receivables in their entirety to RGHL Group and satisfied all of the conditions to report the transfer of financial assets in their entirety as a sale. We continued to collect the receivables sold, acting solely as a collecting agent on behalf of RGHL Group, and received income of $1 million in each of the years presented for this service. We have not recognized any assets or liabilities related to the servicing arrangement as of December 31, 2019 and 2018. The SPE is considered to be a VIE, however we were not its primary beneficiary because we did not have the power to direct any of its most significant activities through our arrangement as a collecting agent. The principal amount of receivables sold under this arrangement was $3,252 million, $3,101 million and $2,952 million during the years ended December 31, 2019, 2018 and 2017, respectively, and represented substantially all of our U.S. accounts receivable. The balance of receivables sold, and still outstanding, was $264 million as of both December 31, 2019 and 2018. The incremental costs of factoring receivables under this arrangement are included in other expense, net in our combined statements of income. Refer to Note 11 - Other Expense, Net for additional information. The proceeds from the sales of receivables are included in cash from operating activities in our combined statements of cash flows.

Inventories:

We value our inventories using the first-in, first-out method. Inventory is valued at actual cost, which includes raw materials, supplies, direct labor and manufacturing overhead associated with production. Inventory is stated at the lower of cost or net realizable value, which includes any costs to sell or dispose. In addition, appropriate consideration is given to obsolescence, excessive inventory levels, product deterioration and other factors in evaluating net realizable value.

Long-Lived Assets:

Property, plant and equipment are stated at historical cost less depreciation, which is computed using the straight-line method over the estimated useful lives of the assets. Machinery and equipment are depreciated over periods ranging from 5 to 20 years and buildings and building improvements over periods ranging from 15 to 40 years. Finite-lived intangible assets, which primarily consist of customer relationships, are stated at historical cost and amortized using the straight-line method (which reflects the pattern of how the assets’ economic benefits are consumed) over the assets' estimated useful lives which range from 18 to 20 years.

Expenditures for maintenance and repairs are expensed as incurred. When property, plant or equipment is sold or otherwise disposed of, the related cost and accumulated depreciation is removed from the respective accounts and any gain or loss realized on disposition is reflected in other expense, net in our combined statements of income.

We review long-lived assets, including finite-lived intangible assets, for recoverability on an ongoing basis. Changes in depreciation or amortization are recorded prospectively when estimates of the remaining useful lives or residual values of long-lived assets change. We also review our long-lived assets for impairment when conditions exist that indicate the carrying amount of the assets may not be fully recoverable. In those circumstances, we perform undiscounted cash flow analysis to determine if an impairment exists. When testing for asset impairment, we group assets and liabilities at the lowest level for which cash flows are separately identifiable. If an impairment loss is recorded, it is calculated as the excess of the asset’s carrying value over its estimated fair value as determined by an estimate of discounted future cash flows. Depending on the nature of the asset, impairment losses are recorded in either cost of sales or selling, general and administrative expenses in our combined statements of income. There were no impairments of long-lived assets in any of the years presented.

Leases:

We determine whether a contract is or contains a lease at contract inception. On January 1, 2019, we began to record operating leases on our combined balance sheet. Right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets are recognized at the commencement date at the value of the lease liability, adjusted for any prepayments, lease incentives received and initial direct costs incurred. Lease liabilities are recognized at the commencement date based on the present value of remaining lease payments over the lease term. Following initial recognition, operating lease liability balances are amortized using the effective interest method, while the related ROU assets are adjusted by the difference between the fixed lease expense recognized and the interest expense associated with the effective interest method in the period.

Reynolds Consumer Group

Notes to the Combined Financial Statements

Some of our leases contain non-lease components, for example common area or other maintenance costs, that relate to the lease components of the agreement. Non-lease components and the lease components to which they relate are accounted for as a single lease component as we have elected to combine lease and non-lease components for all classes of underlying assets. We recognize interest on operating lease liabilities and amortization of ROU assets as a single lease expense for operating leases on a straight-line basis over the lease term, substantially all in cost of sales in our combined statements of income. All operating lease cash payments are recorded within cash flows from operating activities in the combined statements of cash flows. Our lease agreements do not include significant restrictions, covenants or residual value guarantees.

Prior to January 1, 2019, we classified leases at inception date as either a capital lease or an operating lease. A lease was a capital lease if any of the following conditions exist: (a) ownership was transferred to the lessee by the end of the lease term, (b) there was a bargain purchase option, (c) the lease term was at least 75% of the property’s estimated remaining economic life, or (d) the present value of the minimum lease payments at the beginning of the lease term was 90% or more of the fair value of the leased property to the lessor at the inception date. We had no capital leases during any of the years presented. We accounted for all other leases as operating leases wherein rental payments are expensed on a straight-line basis over their respective lease term.

Goodwill and Indefinite-Lived Intangible Assets:

Goodwill represents the excess of purchase price over the fair value of net assets acquired. We test goodwill for impairment on an annual basis in the fourth quarter and whenever events or changes in circumstances indicate that the carrying value of goodwill may not be recoverable. We assess goodwill impairment risk by performing a qualitative review of entity-specific, industry, market and general economic factors affecting our goodwill reporting units. Depending on factors such as prior-year test results, current year developments, current risk evaluations and other practical considerations, we may elect to perform quantitative testing instead. In our quantitative testing, we compare a reporting unit’s estimated fair value with its carrying value. Estimating the fair value of individual reporting units requires us to make assumptions and estimates regarding our future plans and industry and economic conditions. The key assumptions associated with determining the estimated fair value are forecasted Adjusted EBITDA and a relevant earnings multiple. Our actual results and conditions may differ over time. If the carrying value of a reporting unit’s net assets exceeds its fair value, we would recognize an impairment charge for the amount by which the carrying value exceeds the reporting unit’s fair value.

Our indefinite-lived intangible assets consist of certain trade names. We test indefinite-lived intangible assets for impairment on an annual basis in the fourth quarter and whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Depending on factors such as prior-year test results, current year developments, current risk evaluations and other practical considerations, we may elect to perform quantitative testing instead. If potential impairment risk exists for a specific asset, we quantitatively test it for impairment by comparing its estimated fair value with its carrying value. We determine estimated fair value using the relief-from-royalty method, using key assumptions including planned revenue growth rates, market-based discount rates and estimates of royalty rates. If the carrying value of the asset exceeds its fair value, we consider the asset impaired and reduce its carrying value to the estimated fair value.

Revenue Recognition:

On January 1, 2018 we adopted the requirements of ASC Topic 606 Revenue from Contracts with Customers, which contains a new revenue recognition framework, on a modified retrospective basis. Our accounting policies for revenue recognition for the current year and previous years are presented below.

From January 1, 2018, after assessing our customers' creditworthiness, we recognize revenue when control over products transfers to our customers, which generally occurs upon delivery or shipment of the products. We account for product shipping, handling and insurance as fulfillment activities, with revenues for these activities recorded in net revenues and costs recorded in cost of sales. Any taxes collected on behalf of government authorities are excluded from net revenues.

Consideration in our contracts with customers is variable due to anticipated reductions such as discounts, allowances and trade promotions, collectively referred to as “sales incentives”. Accordingly, revenues are recorded net of estimated sales incentives, based on known or expected adjustments. The transaction price reflects our estimate of the amount of consideration to which we will be entitled, using an expected value method.  We base these estimates principally on historical utilization and redemption rates, anticipated performance and our best judgment at the time to the extent that it is probable that a significant reversal of revenue recognized will not occur. Estimates of sales incentives are monitored and adjusted each period until the sales incentives are realized.

Reynolds Consumer Group

Notes to the Combined Financial Statements

We consider purchase orders, which in some cases are governed by master supply agreements, to be the contracts with a customer. Key sales terms, such as pricing and quantities ordered, are established frequently, so most customer arrangements and related sales incentives have a duration of one year or shorter. We generally do not have any unbilled receivables at the end of a period. Deferred revenues are not material and primarily include customer advance payments typically collected a few days before product delivery, at which time deferred revenues are reclassified and recorded as net revenues. We generally do not receive non-cash consideration for the sale of goods nor do we grant payment financing terms greater than one year.  We do not incur any significant costs to obtain a contract.

Prior to January 1, 2018, we recognized revenue when the sales price was determinable and the risks and rewards of ownership had transferred to the customer as determined by the shipping terms. Revenues were recorded net of sales incentives, which were based on historical promotional experience.

Marketing, Advertising and Research and Development:

We promote our products with marketing and advertising programs. These programs include, but are not limited to, cooperative advertising, in-store displays and consumer marketing promotions. The costs of end-consumer marketing programs that are conducted in conjunction with our customers, such as coupons, are recorded as a reduction to revenue. We do not defer these costs on our combined balance sheets and all marketing and advertising costs are recorded as an expense in the year incurred. Advertising expense was $57 million, $55 million and $56 million in the years ended December 31, 2019, 2018 and 2017, respectively. We expense product research and development costs as incurred. Research and development expense was $33 million, $29 million and $27 million in the years ended December 31, 2019, 2018 and 2017, respectively. We record marketing and advertising as well as research and development expenses in selling, general and administrative expenses.

Employee Benefit Plans:

We provide benefits to our current and retired employees. The cost for these plans is recognized in income primarily over the working life of the covered employee. We participated in a defined benefit plan sponsored by RGHL Group, which was accounted for as a multiemployer plan in our combined financial statements. We also sponsor a postretirement benefit plan which is accounted for as a single employer plan in our combined financial statements. See Note 9 - Benefit Plans for additional information.

Stock-based Compensation:

Stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the period in which the awards vest in accordance with applicable guidance under ASC 718, Compensation-Stock Compensation. In contemplation of us issuing shares to the public, we granted restricted stock units (“RSUs”) in July 2019 to certain members of management, pursuant to retention agreements entered into with these employees. These RSUs vest upon satisfaction of both a performance-based vesting condition (the “IPO Condition”) and a service-based vesting condition (the “Service Condition”). The IPO Condition was satisfied when we completed our IPO on February 4, 2020. The Service Condition will be satisfied with respect to one-third of an employee’s RSUs on each anniversary from the date of our IPO for three consecutive years, subject to the employee’s continued employment through the applicable vesting date. We account for forfeitures of outstanding but unvested grants in the period they occur. The grant date fair value of the RSUs was approximately $4 million. Although the requisite service period began in July 2019, we have not recognized any compensation expense in our combined financial statements because the IPO Condition had not been achieved as of December 31, 2019.

Financial Instruments:

We are exposed to price risk related to forecasted purchases of certain commodities that we primarily use as raw materials. From time to time we may enter into derivative financial instruments to mitigate certain risks. We are not a party to leveraged derivatives and, by policy, do not use financial instruments for speculative purposes.

We record derivative financial instruments on a gross basis and at fair value in our combined balance sheets in other current assets or accrued and other current liabilities due to their relatively short-term duration. Cash flows from derivative instruments are classified as operating activities in our combined statements of cash flows based on the nature of the derivative instrument. Historically, we have not elected to use hedge accounting. Accordingly, any unrealized gains or losses (mark-to-market impacts) and realized gains or losses are recorded in cost of sales in our combined statements of income.

Reynolds Consumer Group

Notes to the Combined Financial Statements

Income Taxes:

During the years presented, our U.S. operations were included in consolidated U.S. federal, certain state and local tax returns filed by RGHL Group.  We also file certain separate U.S. state and local and foreign income tax returns. The income tax expense (benefit) included in our combined statements of income has been calculated using the separate return basis. It is possible that we will make different tax accounting elections and assertions subsequent to our shares being issued to the public. Therefore, our income taxes, as presented in our combined financial statements, may not be indicative of our income taxes in the future. In jurisdictions where we have been included in tax returns filed by RGHL Group, any income taxes payable resulting from the related income tax expense had been reflected in the combined balance sheets in Net Parent deficit.

Our income tax expense includes amounts payable or refundable for the current year, the effects of deferred taxes and impacts from uncertain tax positions. We recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax basis of our assets and liabilities, operating loss carryforwards and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those differences are expected to reverse.

The realization of certain deferred tax assets is dependent on generating sufficient taxable income in the appropriate jurisdiction prior to the expiration of the carryforward periods. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some portion, or all, of the deferred tax assets will not be realized. When assessing the need for a valuation allowance, we consider any carryback potential, future reversals of existing taxable temporary differences (including liabilities for unrecognized tax benefits), future taxable income and tax planning strategies.

We recognize the tax benefits from uncertain tax positions only if it is more likely than not that the tax position will be sustained based on the technical merits of the position. The amount we recognize is measured as the largest amount of benefit that is greater than 50 percent likely of being realized upon resolution. Future changes related to the expected resolution of uncertain tax positions could affect tax expense in the period when the change occurs.

Fair Value Measurements and Disclosures:

GAAP establishes a hierarchy for measuring fair value. A financial instrument’s categorization within the hierarchy is based on the lowest level of input that is significant to the fair value measurement. The following three levels of inputs may be used to measure fair value:

•	Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.
•

Level 2 inputs include inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of assets or liabilities.

•	Level 3 inputs are unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.

Our assets and liabilities measured at fair value on a recurring basis are presented in Note 8 - Financial Instruments. We have no assets or liabilities measured at fair value on a non-recurring basis in any of the years presented.

In addition to fair value disclosure requirements related to financial instruments carried at fair value, accounting standards require disclosures regarding the fair value of all of our financial instruments. The carrying values of cash equivalents, accounts receivables, other receivables, related party receivables, accounts payable, related party payables and accrued and other current liabilities are reasonable estimates of their fair values as of December 31, 2019 and 2018 due to the short-term nature of these instruments.

Recently Adopted Accounting Guidance:

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) ASU 2016-02, Leases (Topic 842). The ASU revises existing GAAP and outlines a new model for lessors and lessees to use in accounting for lease contracts. The guidance requires lessees to recognize an ROU asset and a lease liability on the balance sheet for all leases, with the exception of short-term leases. Lessees will classify leases as either operating (resulting in straight-line expense recognition) or finance (resulting in a front-loaded expense pattern). In July 2018, the FASB issued an ASU which allows for an alternative transition approach, which will not require adjustments to comparative prior-period amounts. Topic 842 and all related ASUs are effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We adopted the new standard on January 1, 2019 on a modified

Reynolds Consumer Group

Notes to the Combined Financial Statements

retrospective basis using a simplified transition approach, with no adjustment made to our prior period combined financial statements. We elected to apply the package of practical expedients, including not reassessing whether expired or existing contracts contained leases, the classification of those leases and initial direct costs for any existing leases. We also elected to exclude short-term leases (term of 12 months or less) from the balance sheet presentation. The most significant impact from adopting the standard is the initial recognition of ROU assets and operating lease liabilities on our combined balance sheet. Upon adoption, we recorded ROU assets (adjusted for deferred rent) and operating lease liabilities of $37 million and $39 million, respectively, representing the present value of future lease payments with terms greater than 12 months. There was no other impact on our combined financial statements.

In February 2018, the FASB issued ASU 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income. This guidance permits companies to reclassify to retained earnings the tax effects stranded in accumulated other comprehensive income as a result of the U.S. Tax Cuts and Jobs Act of 2017. The ASU is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We adopted the standard as of January 1, 2019 which resulted in a reclassification of $3 million of income tax expense from accumulated other comprehensive income into Net Parent deficit.

Accounting Guidance Issued But Not Yet Adopted as of December 31, 2019:

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments and subsequent amendments to the initial guidance: ASU 2019-04, Financial Instruments—Credit Losses (Topic 326), Derivatives and Hedging (Topic 815), and Financial Instruments - Codification Improvements (Topic 825), ASU 2019-05, Financial Instruments - Credit Losses - Targeted Transition Relief (Topic 326) and ASU 2019-11, Codification Improvements, Financial Instruments – Credit Losses (Topic 326). These ASUs modify the impairment model to use an expected loss methodology in place of the currently used incurred loss methodology, which may result in earlier recognition of losses related to financial instruments. These ASUs are effective for fiscal years beginning after December 15, 2019, with early adoption permitted, and require a cumulative effect adjustment to the balance sheet upon adoption. The adoption of these standards will not have a material impact on our combined financial statements.

In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20) Disclosure - Framework - Changes to the Disclosure Requirements for Defined Benefit Plans.  The ASU modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The ASU is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. We are currently evaluating the requirements of this guidance, which is expected to impact our disclosures but is not expected to impact the measurement and recognition of amounts in our combined financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs for internal-use software. This ASU is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. The adoption of this standard will not have a material impact on our combined financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. This ASU removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2020, with early adoption permitted. We are currently assessing the impact of this standard on our combined financial statements.

Reynolds Consumer Group

Notes to the Combined Financial Statements

Note 3 - Inventories

Inventories consisted of the following:

	As of December 31,
	2019	2018
	(in millions)
Raw materials	$125	$130
Work in progress	47	49
Finished goods	217	224
Spare parts	29	26
Inventories	$418	$429

Note 4 - Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following:

	As of December 31,
	2019	2018
	(in millions)
Land and land improvements	$34	$33
Buildings and building improvements	131	124
Machinery and equipment	914	841
Construction in progress	100	76
Property, plant and equipment, at cost	1,179	1,074
Less: accumulated depreciation	(642)	(610)
Property, plant and equipment, net	$537	$464

Depreciation expense was $59 million, $55 million and $58 million for the years ended December 31, 2019, 2018 and 2017, respectively, of which $55 million, $49 million and $47 million was recognized in cost of sales, respectively, and $4 million, $6 million and $11 million was recognized in selling, general and administrative expenses, respectively.

Note 5 - Goodwill and Intangible Assets

Goodwill by reportable segment was as follows:

	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Total
	(in millions)
Balance as of December 31, 2017	$794	$505	$282	$298	$1,879
Movements	—	—	—	—	—
Balance as of December 31, 2018	794	505	282	298	1,879
Movements	—	—	—	—	—
Balance as of December 31, 2019	$794	$505	$282	$298	$1,879

Reynolds Consumer Group

Notes to the Combined Financial Statements

Intangible assets, net consisted of the following:

	As of December 31, 2019			As of December 31, 2018
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
	(in millions)
Finite-lived intangible assets
Customer relationships	$580	$(313)	$267	$580	$(283)	$297
Trade names	25	(19)	6	25	(17)	8
Total finite-lived intangible assets	605	(332)	273	605	(300)	305
Indefinite-lived intangible assets
Trade names	850	—	850	850	—	850
Total intangible assets	$1,455	$(332)	$1,123	$1,455	$(300)	$1,155

Amortization expense for intangible assets was $32 million for each of the years ended December 31, 2019, 2018 and 2017, and has been recognized in selling, general and administrative expenses. For the next five years, we estimate annual amortization expense of approximately $30 million each year.

Note 6 - Debt and Borrowing Arrangements

We had incurred borrowings under RGHL Group's Senior Secured Credit Agreement, as amended (the “RGHL Group Credit Agreement”).

The information presented below relates to our borrowings under the RGHL Group Credit Agreement, which represent only a portion of the total RGHL Group borrowings incurred under the RGHL Group Credit Agreement.  For details regarding our borrowings with RGHL Group, refer to Note 16 - Related Party Transactions.

Long-Term Debt:

Long-term debt consisted of the following:

	As of December 31,
	2019	2018
	(in millions)
RGHL Group U.S. Term Loan	$2,017	$2,037
Deferred financing transaction costs	(4)	(5)
Original issue discounts	(2)	(2)
	2,011	2,030
Less: current portion	(21)	(21)
Long-term debt	$1,990	$2,009

Overview - RGHL Group Credit Agreement

The facilities under the RGHL Group Credit Agreement are comprised of (i) U.S. and European Term Loans, denominated in U.S. dollars and euro, respectively, and (ii) a Revolving Facility, denominated in U.S. dollars. For all periods presented, the Revolving Facility has only been utilized by RGHL Group in the form of letters of credit. As of December 31, 2019, RGHL Group has utilized $56 million, including $7 million for our letters of credit. We were not a borrower under the European Term Loans.

The obligations under the RGHL Group Credit Agreement are guaranteed by, and secured by the assets of, certain members of RGHL Group, including certain entities of our combined group. For further details of the guarantees and security we have provided in relation to RGHL Group’s external borrowings, refer to Note 12 - Commitments and Contingencies.

Reynolds Consumer Group

Notes to the Combined Financial Statements

We were a borrower under the RGHL Group U.S. Term Loan. Interest under the RGHL Group U.S. Term Loan comprises one-month LIBOR, with a floor of 0%, plus a margin of 2.75%. The weighted average contractual interest rate related to our long-term debt as of December 31, 2019, 2018 and 2017, was 5.04%, 4.77% and 4.05%, respectively. The effective interest rate of our debt obligations is not materially different from the contractual interest rate.

The RGHL Group U.S. Term Loan requires quarterly amortization payments of 0.25% of the outstanding principal as of February 5, 2017, with the balance due at maturity in February 2023.  Based on our portion of the outstanding borrowings, this represented amortization payments of approximately $5 million per quarter.  Borrowings under the RGHL Group U.S. Term Loan may be voluntarily repaid in whole or in part and are subject to mandatory prepayments in certain circumstances, including the requirement to make annual prepayments of both the U.S. and European Term Loans with up to 50% of excess cash flow as determined in accordance with the RGHL Group Credit Agreement. No excess cash flow prepayments were due in 2019 for the year ended December 31, 2018 or are due in 2020 for the year ended December 31, 2019.

Deferred Financing Transaction Costs and Original Issue Discounts

As of December 31, 2019 and 2018, our portion of RGHL Group’s deferred financing transaction costs, net of amortization, related to the RGHL Group U.S. Term Loan and the RGHL Group Revolving Facility were $4 million and $5 million, respectively. In addition, as of December 31, 2019 and 2018, we have recorded original issue discounts, net of accumulated amortization, of $2 million. These deferred amounts are presented as a direct reduction of the carrying amount of our long-term debt as of December 31, 2019 and 2018. Our portions of deferred financing transaction costs and original issue discounts are being amortized over the life of the RGHL Group U.S. Term Loan under the effective interest method.

Covenants

The RGHL Group Credit Agreement contains customary covenants which restrict RGHL and certain of its subsidiaries from certain activities including, among other things, incurring debt, creating liens over assets, selling or acquiring assets and making restricted payments, in each case except as permitted under the RGHL Group Credit Agreement. As of December 31, 2019, RGHL Group was in compliance with all of its covenants.

The RGHL Group Credit Agreement also contains a total secured leverage ratio covenant not to exceed 5.00 to 1.00 on a pro forma basis. This covenant only applies if the aggregate revolving credit exposure (excluding any exposure in respect of undrawn letters of credit) as of the last day of a fiscal quarter exceeds 35% of the total Revolving Facility commitments on such day.

Scheduled Maturities

Below is a schedule of required future repayments on our debt outstanding under the RGHL Group Credit Agreement as of December 31, 2019:

(in millions)
2020	21
2021	21
2022	21
2023	1,954
Total long-term debt	$2,017

As detailed in Note 17 - Subsequent Events, our obligations under the RGHL Group Credit Agreement were extinguished on February 4, 2020. Details of the required future repayments of our debt outstanding following our separation from RGHL Group and IPO are presented in Note 17 - Subsequent Events.

Fair Value of Our Long-Term Debt:

The fair value of our long-term debt as of December 31, 2019 and 2018, which is a Level 2 fair value measurement, approximates the carrying value due to the variable market interest rate and the stability of RGHL Group's credit profile.

Reynolds Consumer Group

Notes to the Combined Financial Statements

Interest expense, net:

Interest expense, net consisted of the following:

	For the Years Ended December 31,
	2019	2018	2017
	(in millions)
Interest expense, RGHL Group U.S. Term Loan	$101	$97	$85
Interest expense, related party borrowings (1)	140	233	258
Interest income, related party receivables (1)	(33)	(52)	(26)
Amortization of deferred financing transaction costs	1	1	1
Other	—	1	4
Interest expense, net	$209	$280	$322

(1)	Refer to Note 16 - Related Party Transactions for additional information.

Note 7 - Leases

We lease certain buildings and plant and equipment. Our leases have reasonably assured remaining lease terms of up to 10 years. Certain leases include options to renew for up to 15 years. At lease inception, we determine the lease term by assuming the exercise of those renewal options that are reasonably certain. Some leases have variable payments, however, because they are not based on an index or rate, they are not included in the measurement of ROU assets and operating lease liabilities. Variable payments for real estate leases relate primarily to common area maintenance, insurance, taxes and utilities associated with the properties. Variable payments for equipment leases relate primarily to hours, miles, or other quantifiable usage factors, which are not determinable at the time the lease agreement is entered into. These variable payments are expensed as incurred. The discount rate applied to our leases in determining the present value of lease payments is our incremental borrowing rate based on the information available at the commencement date. Leases with an initial term of 12 months or less are not recorded in our combined balance sheets and we recognize lease expense for these leases on a straight-line basis over the lease term. We do not have finance leases.

Lease costs consisted of the following:

For the Year Ended December 31, 2019
(in millions)
Operating lease costs	$11
Variable lease costs	1
Short-term lease costs	5
Total lease costs	$17

Rental expenses were $17 million and $14 million during the years ended December 31, 2018 and 2017, respectively. Future lease payments under non-cancelable leases under prior lease accounting rules (ASC 840) and under the new lease accounting rules (ASC 842) that went into effect on January 1, 2019 were as follows:

	As of December 31,
	2019	2018
	ASC 842	ASC 840
	(in millions)
2020	$11	$9
2021	10	8
2022	8	7
2023	5	4
2024	4	4
Thereafter	14	11
Total undiscounted lease payments	52	$43
Less: imputed interest	(9)
Operating lease liabilities	$43

Reynolds Consumer Group

Notes to the Combined Financial Statements

As of December 31, 2019, there were no material lease transactions that we have entered into but have not yet commenced.

Operating lease liabilities and ROU assets included in our combined balance sheets were as follows:

As of December 31,
2019
(in millions)
Accrued and other current liabilities	$8
Long-term operating lease liabilities	35
$43
Operating lease right-of-use assets, net	$42

During the year ended December 31, 2019, new leases resulted in the recognition of ROU assets and corresponding lease liabilities of $9 million. During the year ended December 31, 2019, cash flows from operating activities include $10 million of payments for operating lease liabilities. In addition, on November 1, 2019, we entered into new lease agreements, as part of our separation from RGHL Group, for arrangements that are directly attributable to our business and have been historically reflected in our combined financial statements.

As of December 31, 2019, the weighted average remaining lease term and weighted average discount rate for operating leases was 5.91 years and 5.15%, respectively.

Note 8 - Financial Instruments

Derivative instruments, consisting of commodity contracts, were recorded at fair value in our combined balance sheets and consisted of an asset of less than $1 million, recorded in other current assets, as of December 31, 2019 and a $9 million liability, recorded in accrued and other current liabilities, as of December 31, 2018.

Our commodity contracts are primarily commodity swaps and are all Level 2 financial assets and liabilities. Commodity derivatives are valued using an income approach based on the observable market commodity index prices less the contract rate multiplied by the notional amount or based on pricing models that rely on market observable inputs such as commodity prices. Our calculation of the fair value of these financial instruments takes into consideration the risk of non-performance, including counterparty credit risk. The majority of our derivative contracts do not have a legal right of set-off. We manage the credit risk in connection with our derivatives by limiting the amount of exposure with each counterparty and monitoring the financial condition of our counterparties.

During the years ended December 31, 2019, 2018 and 2017, we recognized an unrealized gain of $9 million, an unrealized loss of $14 million and an unrealized gain of $4 million, respectively, in cost of sales in the combined statements of income.

The following table provides the detail of outstanding commodity derivative contracts as of December 31, 2019:

Type	Unit of measure	Contracted volume	Contracted price range	Contracted date of maturity
Aluminum swaps	Metric tonne	111	$1,953.50	Jan 2020
Aluminum Midwest Premium swaps	Metric tonne	111	$395.36	Jan 2020
Benzene swaps	U.S. liquid gallon	1,289,286	$2.36 - $2.55	Jan - Jun 2020
Diesel swaps	U.S. liquid gallon	3,474,126	$3.00 - $3.30	Jan - Dec 2020

Note 9 - Benefit Plans

Related Party Multiemployer Defined Benefit Plan

Prior to our separation from RGHL Group and IPO, certain of our employees participated in a defined benefit plan sponsored by RGHL Group, along with participants of RGHL Group's other businesses. This plan is accounted for as a multiemployer plan in these combined financial statements and as a result, no asset or liability was recorded by us to recognize the funded status of the plan. We recorded expense of $3 million in cost of sales for each of the years ended December 31, 2019, 2018 and 2017 relating to our employees' participation in the RGHL Group sponsored plan.

Reynolds Consumer Group

Notes to the Combined Financial Statements

Defined Contribution Plans

We offer defined contribution plans to eligible employees in the United States as well as employees in certain other countries. Our expense relating to defined contribution plans was $20 million, $18 million and $17 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Postretirement Benefit Plan

Certain of our employees in the United States participate in a postretirement benefit plan. Our postretirement benefit plan is not funded. The changes in and the amount of the accumulated postretirement benefit obligation were as follows:

	As of December 31,
	2019	2018
	(in millions)
Accumulated postretirement benefit obligation as of January 1	$47	$52
Service cost	1	1
Interest cost	2	2
Benefits paid	(4)	(3)
Actuarial losses (gains)	5	(5)
Accumulated postretirement benefit obligation as of December 31	$51	$47

The accrued benefit obligation was included in our combined balance sheets as follows:

	As of December 31,
	2019	2018
	(in millions)
Accrued and other current liabilities	$3	$3
Long-term postretirement benefit obligation	48	44
	$51	$47

A portion of our accrued benefit obligation has been recorded in accumulated other comprehensive income as follows:

	As of December 31, 2017	Changes	As of December 31, 2018	Changes	As of December 31, 2019
	(in millions)
Net actuarial gain (loss)	$19	$3	$22	$(7)	$15
Deferred income tax expense (1)	(8)	—	(8)	4	(4)
Accumulated other comprehensive income	$11	$3	$14	$(3)	$11

(1)	Includes the impact of the adoption of a new accounting principle on January 1, 2019.

We used the following weighted-average assumptions to determine our postretirement benefit obligations:

	As of December 31,
	2019	2018
Discount rate	3.24%	4.37%
Health care cost trend rate assumed for next year	7.20%	7.70%
Ultimate trend rate	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2029	2029

The year-end discount rate for our plan reflects a weighted-average rate from a high-quality corporate bond yield curve that matches the expected duration of the benefit payments. Changes in our discount rates were primarily the result of changes in bond yields year-over-year. Our expected health care cost trend rate is based on historical costs and long-term expectations.

Reynolds Consumer Group

Notes to the Combined Financial Statements

Assumed health care cost trend rates can impact the amounts reported for the health care plans. A one-percentage-point change in assumed health care cost trend rates would have less than a $1 million effect on the measurement of our postretirement benefit obligation and less than a $1 million effect on the annual service and interest cost.

Components of Net Periodic Postretirement Costs:

Net periodic postretirement benefit costs consisted of the following:

	For the Years Ended December 31,
	2019	2018	2017
	(in millions)
Service cost	$1	$1	$1
Interest cost	2	2	2
Amortization of actuarial gain	(2)	(2)	(2)
Net periodic postretirement costs	$1	$1	$1

The service cost component of net periodic postretirement costs is recognized in cost of sales, while interest cost and amortization of actuarial gain are recognized in non-operating expense, net in the combined statements of income.

As of December 31, 2019, we expect to amortize an actuarial gain of approximately $1 million from accumulated other comprehensive income into pre-tax net periodic postretirement costs during 2020.

We used the following weighted-average assumptions to determine our net periodic postretirement health care cost:

	For the Years Ended December 31,
	2019	2018	2017
Discount rate	4.37%	3.68%	4.24%
Health care cost trend rate assumed for next year	7.70%	8.20%	7.20%
Ultimate trend rate	4.50%	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2029	2026	2024

Future Benefit Payments:

Expected contributions for the next fiscal year equal the estimated benefit payments of $3 million.

Our estimated future benefit payments for our postretirement benefit plan as of December 31, 2019 were as follows:

(in millions)
2020	$3
2021	3
2022	3
2023	3
2024	3
2025-2029	15

Reynolds Consumer Group

Notes to the Combined Financial Statements

Note 10 - Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following:

	As of December 31,
	2019	2018
	(in millions)
Trade promotion allowances	$39	$40
Accrued personnel costs	47	34
Other	46	49
Accrued and other current liabilities	$132	$123

Note 11 - Other Expense, Net

Other expense, net consisted of the following:

	For the Years Ended December 31,
	2019	2018	2017
	(in millions)
Factoring discount (1)	$25	$22	$19
Allocated related party Management Fee (2)	10	10	10
Transaction-related costs (3)	31	—	—
Other	(1)	(1)	(1)
Other expense, net	$65	$31	$28

(1)

As discussed in Note 2 - Summary of Significant Accounting Policies, we participated in an accounts receivable factoring arrangement with RGHL Group whereby we transferred substantially all of our U.S. accounts receivable in their entirety to RGHL Group and satisfied all of the conditions to report the transfer of financial assets in their entirety as a sale. The fair value of assets received as proceeds in exchange for the transfer of accounts receivable under this factoring arrangement approximates the fair value of such receivables. We recognized losses of $25 million, $22 million and $19 million for the years ended December 31, 2019, 2018 and 2017, respectively, which represents the discount from book values at which these accounts receivable were sold to RGHL Group.

(2)

RGHL Group’s financing agreements permit the payment to related parties of management, consulting, monitoring and advising fees (the “Management Fee”) of up to 1.5% of RGHL Group’s Adjusted EBITDA (as defined in RGHL Group's financing agreements) for the previous year.  We had been allocated a portion of this Management Fee based on our portion of RGHL Group's Adjusted EBITDA.

(3)

We were allocated costs during the year ended December 31, 2019 related to the IPO process that cannot be deferred and offset against the IPO proceeds, as well as costs related to our preparations to operate as a stand-alone public company.

Note 12 - Commitments and Contingencies

Legal Proceedings:

We are from time to time party to litigation, legal proceedings and tax examinations arising from our operations. Most of these matters involve allegations of damages against us relating to employment matters, personal injury and commercial or contractual disputes. We record estimates for claims and proceedings that constitute a present obligation when it is probable that an outflow of resources will be required to settle the obligation and a reliable estimate of such obligation can be made. While it is not possible to predict the outcome of any of these matters, based on our assessment of the facts and circumstances, we do not believe any of these matters, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows. However, actual outcomes may differ from those expected and could have a material effect on our financial position, results of operations or cash flows in a future period.

As of December 31, 2019, there were no legal proceedings pending other than those for which we have determined that the possibility of a material outflow is remote.

Reynolds Consumer Group

Notes to the Combined Financial Statements

Security and Guarantee Arrangements:

As of December 31, 2019, certain of our entities and other related entities within RGHL Group had guaranteed certain borrowings of RGHL Group.

Certain of our entities and other related entities within RGHL Group have granted security over their assets to support the secured obligations. The equity interests in certain of our entities had been pledged as collateral to support the secured obligations. We would only be liable under these guarantees in the event of default by RGHL Group on its obligations, the probability of which we believe is remote. As a result of these arrangements, substantially all of our assets were pledged as security for the secured obligations.

Under the RGHL Group Credit Agreement, all of the U.S. Term Loan borrowers are jointly and severally liable for the outstanding principal. The total principal balance outstanding for the U.S. Term Loan was $3,215 million and $3,248 million as of December 31, 2019 and 2018, respectively. These amounts include the $2,017 million and $2,037 million presented on our combined balance sheets as of December 31, 2019 and 2018, respectively. We have not recognized a liability for the additional outstanding principal as we would only be liable under the agreement in the event of default by RGHL Group on its obligations, which we believe is remote.

As detailed in Note 17 – Subsequent Events, as of February 4, 2020, we were fully and unconditionally released from the guarantees of RGHL Group borrowings and the security we granted was also released.

Note 13 - Accumulated Other Comprehensive Income

The following table summarizes the changes in our balances of each component of accumulated other comprehensive income.  Amounts reclassified from accumulated other comprehensive income to net income (net of tax) were net gains of $2 million, $1 million and $2 million for the years ended December 31, 2019, 2018 and 2017, respectively.

	For the Years Ended December 31,
	2019	2018	2017
	(in millions)
Currency translation adjustments:
Balance as of beginning of period	$(7)	$(5)	$(7)
Currency translation adjustments	1	(2)	2
Other comprehensive income (loss)	1	(2)	2
Balance as of end of period	$(6)	$(7)	$(5)
Postretirement benefit plan:
Balance as of beginning of period	$14	$11	$12
Adoption of new accounting principle	3	—	—
Net actuarial gain (loss) arising during period	(5)	5	1
Deferred tax (expense) benefit on net actuarial gain (loss)	1	(1)	—
(Gains) and losses reclassified into net income:
Amortization of actuarial gain	(2)	(2)	(2)
Deferred tax benefit on reclassifications (1)	—	1	—
Other comprehensive income (loss)	(6)	3	(1)
Balance as of end of period	$11	$14	$11
Accumulated other comprehensive income
Balance as of beginning of period	$7	$6	$5
Adoption of new accounting principle	3	—	—
Other comprehensive income (loss)	(5)	1	1
Balance as of end of period	$5	$7	$6

(1)	Taxes reclassified to income are recorded in income tax (expense) benefit.

Reynolds Consumer Group

Notes to the Combined Financial Statements

Note 14 - Income Taxes

During the years presented, our U.S. operations were included in the consolidated U.S. federal, certain state and local tax returns filed by RGHL Group.  We also file certain separate U.S. state and local and foreign income tax returns. The income tax (expense) benefit included in our combined statements of income has been calculated using the separate return basis. In the future, as a stand-alone entity, we will file tax returns on our own behalf, and our deferred taxes and effective tax rate may differ from those in the historical periods.

The components of income before income tax were as follows:

	For the Years Ended December 31,
	2019	2018	2017
	(in millions)
Income before income taxes:
United States	$300	$236	$210
International	1	(3)	8
Total income before income taxes	$301	$233	$218

Significant components of income tax expense were as follows:

	For the Years Ended December 31,
	2019	2018	2017
	(in millions)
Current
United States
Federal	$68	$67	$64
State	8	12	8
Foreign	—	—	2
Total current income tax expense (benefit)	76	79	74
Deferred
United States
Federal	3	(15)	(164)
State	(3)	(7)	7
Foreign	—	—	(1)
Total deferred income tax expense (benefit)	—	(22)	(158)
Total income tax expense (benefit)	$76	$57	$(84)

Reynolds Consumer Group

Notes to the Combined Financial Statements

A reconciliation of income taxes computed at the U.S. Federal statutory income tax rate of 21% for 2019 and 2018, and 35% for 2017, to our income tax expense (benefit) was as follows:

	For the Years Ended December 31,
	2019	2018	2017
	(in millions)
U.S. Federal income tax expense at the statutory rate	$63	$50	$76
U.S. State income tax expense	2	3	9
Tax differential on foreign earnings	—	—	(1)
Non-deductible compensation	2	2	3
Non-deductible stewardship costs	1	2	3
Non-deductible transaction costs	3	—	—
U.S. tax reform	—	—	(172)
Manufacturing tax benefits	—	—	(5)
Return to provision adjustments	3	—	—
Uncertain tax positions	1	—	—
Other	1	—	3
Total income tax expense (benefit)	$76	$57	$(84)

While our foreign activities are conducted through corporations, in these combined financial statements, these foreign corporations are not foreign controlled subsidiaries. Accordingly, there are no undistributed earnings of foreign subsidiaries.

Tax Reform

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (the "Act"), which included the reduction of the U.S. federal tax rate from a maximum of 35% to a flat rate of 21%, effective January 1, 2018. The reduction in the tax rate resulted in a tax benefit of $172 million related to the remeasurement of net deferred tax liabilities that is recognized in the combined statements of income for the year ended December 31, 2017.

Deferred Tax Assets and Liabilities

Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of our net deferred income tax liability were as follows:

	As of December 31,
	2019	2018
	(in millions)
Deferred tax assets
Employee benefits	$21	$16
Inventory	7	5
Derivatives	—	2
Reserves	1	1
Tax losses	3	5
Tax credits	2	3
Interest (1)	32	23
Total deferred tax assets	66	55
Valuation allowance	(3)	(3)
Total deferred tax assets after valuation allowance	63	52
Deferred tax liabilities
Intangible assets	(287)	(288)
Property, plant, and equipment	(70)	(60)
Total deferred tax liabilities	(357)	(348)
Net deferred tax liabilities	$(294)	$(296)

(1)	As a result of the Act, $95 million and $36 million of interest expense was not deductible for the years ended December 31, 2018 and 2019, respectively, and has been deferred.

Reynolds Consumer Group

Notes to the Combined Financial Statements

State and foreign net operating loss and tax credit carryforwards, presented on a gross basis, were as follows:

	As of December 31,
	2019	2018
	(in millions)
State and foreign net operating loss carryforwards
Expires within 5 years	$—	$1
Expires after 5 years or no expiration	53	79
Total net operating loss carryforwards	$53	$80
Tax credit carryforwards
Expires within 5 years	$3	$3
Total tax credit carryforwards	$3	$3

Deferred tax assets related to state and foreign net operating loss carryovers and state tax credit carryovers are available to offset future state taxable earnings. We have provided a valuation allowance to reduce the carrying value of certain of these deferred tax assets, as we have concluded that, based on the available evidence, it is more likely than not that the deferred tax assets will not be fully realized. Valuation allowances were $3 million as of both December 31, 2019 and 2018. There were no material changes in valuation allowances in any of the years presented.

Uncertain Tax Positions

ASC 740 prescribes a recognition threshold of more-likely-than not to be sustained upon examination as it relates to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. Our policy is to include interest and penalties related to gross unrecognized tax benefits in income tax expense.

The following table summarizes the activity related to our gross unrecognized tax benefits:

	For the Years Ended December 31,
	2019	2018	2017
	(in millions)
Balance at beginning of the year	$1	$1	$—
Increase associated with tax positions taken during the current year	1	—	1
Ending unrecognized tax benefits	$2	$1	$1

Accrued interest and penalties related to unrecognized tax benefits have been recorded in income tax expense. No expense for accrued interest and penalties was recognized during the years ended December 31, 2019, 2018 and 2017.

Each year we file income tax returns in the various national, state and local income taxing jurisdictions in which we operate. Foreign jurisdictions comprise Canada and China. Our income tax returns are subject to examination and possible challenge by the tax authorities. Although ultimate timing is uncertain, the net amount of tax liability for unrecognized tax benefits may change within the next twelve months due to changes in audit status, settlements of tax assessments and other events.

For the period through to December 31, 2019, we were part of consolidated U.S. federal tax returns filed by RGHL Group. Under a Tax Matters Agreement, entered into as part of our corporate reorganization prior to our IPO, RGHL Group has retained responsibility for all U.S. federal tax matters for periods through to and including December 31, 2019.

State income tax returns are generally subject to examination for a period of 3 to 5 years after filing of the respective return. We are currently subject to a separate company New Jersey state income tax audit for the years 2013 through 2015.

The open tax years for our Canadian income taxes are 2014 and forward.  The open tax years for our Chinese income taxes are 2015 and forward. We have no current or recent tax audits in either Canada or China.

Reynolds Consumer Group

Notes to the Combined Financial Statements

Taxes Paid

Taxes paid were $4 million, $8 million and $7 million for the years ended December 31, 2019, 2018 and 2017, respectively.

Our U.S. entities were members of a consolidated U.S. tax entity group for federal and certain state tax returns. The current U.S. federal and state tax liabilities of our U.S. entities was aggregated with the other members of the consolidated U.S. tax entity group and settled on a net basis by a related party. There was no formal tax sharing agreement. The settlement of our current U.S. federal and state taxes was recognized directly as a movement in Net Parent deficit.

Note 15 - Segment Information

Our Chief Executive Officer, who has been identified as our Chief Operating Decision Maker ("CODM"), has evaluated how he views and measures our performance. ASC 280 Segment Reporting establishes the standards for reporting information about segments in financial statements. In applying the criteria set forth in ASC 280, and in conjunction with a management realignment in June 2019, we have determined that we have four reportable segments - Reynolds Cooking & Baking, Hefty Waste & Storage, Hefty Tableware and Presto Products. The key factors used to identify these reportable segments are the organization and alignment of our internal operations and the nature of our products.  This reflects how our CODM monitors performance, allocates capital and makes strategic and operational decisions.  Our segments are described as follows:

Reynolds Cooking & Baking

Our Reynolds Cooking & Baking segment produces branded and store brand foil, disposable aluminum pans, parchment paper, freezer paper, wax paper, plastic wrap, baking cups, oven bags and slow cooker liners. Our branded products are sold under the Reynolds Wrap, Reynolds KITCHENS and E-Z Foil brands in the United States and selected international markets, under the ALCAN brand in Canada and under the Diamond brand outside of North America.

Hefty Waste & Storage

Our Hefty Waste & Storage segment produces both branded and store brand trash and food storage bags. Our products are sold under the Hefty Ultra Strong, Hefty Strong Trash Bags, Hefty Renew and Hefty Slider Bags brands.

Hefty Tableware

Our Hefty Tableware segment sells both branded and store brand disposable and compostable plates, bowls, platters, cups and cutlery. Our Hefty branded products include dishes and party cups.

Presto Products

Our Presto Products segment primarily sells store brand products in four main categories: food storage bags, trash bags, reusable storage containers and plastic wrap. Our Presto Products segment also includes our specialty business, which serves other consumer products companies by providing Fresh-Lock and Slide-Rite resealable closure systems.

Information by Segment

We present segment adjusted EBITDA ("Adjusted EBITDA") as this is the financial measure by which management and our CODM allocate resources and analyze the performance of our reportable segments.

Adjusted EBITDA represents each segment's earnings before interest, tax, depreciation and amortization and is further adjusted to exclude unrealized gains and losses on derivatives, costs associated with rationalizing operations and administrative functions, factoring discounts, amortization of actuarial gains, the allocated related party Management Fee and transaction-related costs.

Total assets by segment are those assets directly associated with the respective operating activities, comprising inventory, property, plant and equipment and operating lease right-of-use assets. Other assets, such as cash, accounts receivable and intangible assets, are monitored on an entity-wide basis and not included in segment information that is regularly reviewed by our CODM.

Reynolds Consumer Group

Notes to the Combined Financial Statements

The accounting policies applied by our segments are the same as those described in Note 2 - Summary of Significant Accounting Policies. Transactions between segments are at negotiated prices.

	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Segment total	Unallocated(1)	Total
2019	(in millions)
Net revenues	$1,076	$695	$751	$510	$3,032	$—	$3,032
Intersegment revenues	—	14	—	1	15	(15)	—
Total segment net revenues	1,076	709	751	511	3,047	(15)	3,032
Adjusted EBITDA	209	190	178	91	668
Depreciation and amortization	20	13	9	21	63	28	91
Capital expenditures (2)	34	41	6	24	105	8	113
Total assets	395	251	137	182	965	3,195	4,160

	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Segment total	Unallocated(1)	Total
2018	(in millions)
Net revenues	$1,159	$687	$757	$539	$3,142	$—	$3,142
Intersegment revenues	—	9	—	—	9	(9)	—
Total segment net revenues	1,159	696	757	539	3,151	(9)	3,142
Adjusted EBITDA	234	172	168	85	659
Depreciation and amortization	16	13	8	20	57	30	87
Capital expenditures (2)	35	21	1	18	75	7	82
Total assets	393	190	135	163	881	5,540	6,421

	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Segment total	Unallocated(1)	Total
2017	(in millions)
Net revenues	$1,068	$628	$731	$530	$2,957	$—	$2,957
Intersegment revenues	—	10	—	1	11	(11)	—
Total segment net revenues	1,068	638	731	531	2,968	(11)	2,957
Adjusted EBITDA	251	149	183	83	666
Depreciation and amortization	14	14	8	19	55	35	90
Capital expenditures (2)	20	18	—	17	55	1	56

(1)

Unallocated includes eliminations of intersegment revenues, unallocated depreciation and amortization and unallocated assets, which are comprised of cash, accounts receivable, other receivables, entity-wide property, plant and equipment, entity-wide operating lease right-of-use assets, goodwill, intangible assets, related party receivables and other assets.

(2)

Until October 31, 2019, the property, plant and equipment included in our Hefty Tableware segment was contributed to us from RGHL Group.  No capital expenditures were incurred by us in relation to these items. Refer to Note 16 - Related Party Transactions for additional information. On November 1, 2019, as part of our separation from RGHL Group, we acquired the legal title to these assets.

Reynolds Consumer Group

Notes to the Combined Financial Statements

The following table presents a reconciliation of segment Adjusted EBITDA to combined GAAP income before income taxes:

	For the Years Ended December 31,
	2019	2018	2017
	(in millions)
Segment Adjusted EBITDA	$668	$659	$666
Corporate / unallocated expenses	(13)	(12)	(10)
	655	647	656
Adjustments to reconcile to GAAP income before income taxes
Depreciation and amortization	(91)	(87)	(90)
Interest expense, net	(209)	(280)	(322)
Factoring discount	(25)	(22)	(19)
Allocated related party Management Fee	(10)	(10)	(10)
Transaction-related costs	(31)	-	-
Unrealized gains (losses) on derivatives	9	(14)	4
Business rationalization costs	—	(4)	(2)
Other	3	3	1
Combined GAAP income before income taxes	$301	$233	$218

Information in Relation to Products

Net revenues by product line are as follows:

	For the Years Ended December 31,
	2019	2018	2017
	(in millions)
Waste and storage products (1)	$1,205	$1,226	$1,158
Cooking products	1,076	1,159	1,068
Tableware	751	757	731
Net revenues	$3,032	$3,142	$2,957

(1)	Waste and storage products are comprised of our Hefty Waste & Storage and Presto Products segments.

Our different product lines are generally sold to a common group of customers.  For all product lines, there is a relatively short time period between the receipt of the order and the transfer of control over the goods to the customer.

Geographic Data

Geographic data for net revenues (recognized based on location of our business operations) and long-lived assets (representing property, plant and equipment) are as follows:

	For the Years Ended December 31,
	2019	2018	2017
	(in millions)
Net revenues:
United States	$2,982	$3,079	$2,862
Other	50	63	95
Net revenues	$3,032	$3,142	$2,957

Reynolds Consumer Group

Notes to the Combined Financial Statements

	As of December 31,
	2019	2018
	(in millions)
Long-lived assets
United States	$534	$462
Other	3	2
Long-lived assets	$537	$464

Entity-wide Disclosures

Net revenues from our largest customer and its affiliates were 43%, 40% and 39% of total net revenues for the years ended December 31, 2019, 2018 and 2017, respectively. The net revenues from our largest customer were recognized across all of our segments. No other customers accounted for 10% or more of our total net revenues in any of the periods presented. As a result of our participation in RGHL Group's factoring arrangement, there were no outstanding receivables with this customer as of December 31, 2019 and 2018.

Note 16 - Related Party Transactions

Our parent is RGHL, the ultimate parent is Packaging Holdings Limited, and the ultimate shareholder is Mr. Graeme Hart.

In addition to the allocation of expenses for certain services related to group wide functions provided by RGHL Group discussed in Note 1 - Description of Business and Basis of Presentation, other transactions between us and RGHL Group are described below. As indicated, certain transactions are reflected in equity (deficit) in our combined balance sheets as Net Parent deficit and in our combined statements of cash flows as a financing activity in net transfers from Parent.

For the years ended December 31, 2019, 2018 and 2017, revenues from product sold to RGHL Group were $149 million, $161 million and $148 million, respectively, and the related costs of sales were $145 million, $155 million and $144 million, respectively. For each of the years ended December 31, 2019, 2018 and 2017, we charged RGHL Group $2 million of our warehousing costs, which were included in cost of sales. Current related party receivables were $14 million and $30 million as of December 31, 2019 and 2018, respectively. For the years ended December 31, 2019, 2018 and 2017, products purchased from RGHL Group were $438 million, $511 million and $492 million, respectively. For the years ended December 31, 2019, 2018 and 2017, RGHL Group charged us $134 million, $143 million and $120 million, respectively, of their freight and warehousing costs, which were included in cost of sales. Current related party payables were $72 million and $268 million as of December 31, 2019 and 2018, respectively. These related party receivables and payables are settled regularly with RGHL Group in the normal course of business.

On November 1, 2019, as part of our separation from RGHL Group, we acquired the legal title to certain property, plant and equipment and inventories from RGHL Group for cash consideration of $112 million which represented fair market value and is presented within net transfers from (to) Parent in our combined statements of cash flows. These assets are directly attributable to our business and have been historically reflected in our combined financial statements, at their respective net book values, within our Hefty Tableware segment. During the periods presented up until October 31, 2019, RGHL Group incurred capital expenditures on property, plant and equipment related to our Hefty Tableware segment of $14 million, $17 million and $5 million, respectively. We acquired the legal title to these assets on November 1, 2019.

We have written interest-bearing loan agreements in place with RGHL Group which are presented as related party long-term receivables and related party borrowings on our combined balance sheets. Prior to our separation from RGHL Group, these balances were expected to be settled in cash. In June 2019, our non-current related party receivables and a portion of current related party receivables were used to reduce the balances outstanding of various related party borrowings, related party accrued interest payable and related party payables. As a result of this process, we net settled related party borrowings of $1,714 million, related party accrued interest payable of $655 million and related party payables of $94 million. Accordingly, we had no related party long-term receivables as of December 31, 2019. Related party long-term receivables were $2,401 million as of December 31, 2018. During the year ended December 31, 2017, $162 million of related party long-term receivables from RGHL Group were offset against current income taxes payable. Related party borrowings were $2,214 million and $3,950 million as of December 31, 2019 and 2018, respectively. Related party accrued interest payable was $18 million and $576 million as of December 31, 2019 and 2018, respectively. We remit accrued interest payable to RGHL Group as and when requested in conjunction with its cash management activities. Interest expense and income related to these loan agreements are discussed in Note 6 - Debt and Borrowing Arrangements and are accrued based on the written loan agreements. During the years ended December 31, 2019, 2018 and 2017 we borrowed $98 million ($31 million non-cash), $338 million and $416 million, respectively, from RGHL Group and repaid borrowings of $141 million, $314 million and $456 million ($3 million non-cash), respectively. In addition, during the year ended December 31, 2019, $36 million of accrued interest was capitalized into related party borrowings. During the years ended December 31, 2019, 2018 and 2017 we advanced loans of $170 million, $537 million and $508 million, respectively, to RGHL Group and received repayments of $151 million, $65 million and $200 million, respectively.

Reynolds Consumer Group

Notes to the Combined Financial Statements

The weighted average contractual interest rate related to our related party borrowings as of December 31, 2019, 2018 and 2017, was 2.20%, 6.00% and 6.28%, respectively. Below is a schedule of maturity of our related party borrowings as of December 31, 2019. The fair value of our related party borrowings as of December 31, 2019 and 2018, which is a Level 2 fair value measurement, approximates the carrying value.

(in millions)
2022	$1,549
2023	665
Related party borrowings	$2,214

As discussed in Note 2 - Summary of Significant Accounting Policies, we also participated in RGHL Group's accounts receivable factoring arrangement whereby certain of our accounts receivable were sold at a discount to RGHL Group. Costs for participating in the factoring arrangement are disclosed in Note 11 - Other Expense, Net.

In addition, our U.S. entities were members of a consolidated U.S. tax entity group for federal and certain state tax returns. The current U.S. federal and state tax liabilities of our U.S. entities was aggregated with the other members of the consolidated U.S. tax entity group and settled on a net basis by a related party. There was no formal tax sharing agreement. The settlement of our current U.S. federal and state taxes was recognized directly as a movement in Net Parent deficit.

Note 17 - Subsequent Events

On February 4, 2020 we completed our separation from RGHL Group and an IPO of our common stock pursuant to a Registration Statement on Form S-1. In the IPO, we sold an aggregate of 54,245,500 shares of common stock, including 7,075,500 shares of common stock purchased by the underwriters on February 7, 2020 pursuant to their option to purchase additional shares, under the Registration Statement at a public offering price of $26.00 per share. We received net proceeds of $1,336 million in the IPO, after deducting underwriting discounts and commissions of $67 million and other expenses of $7 million.

In conjunction with our separation from RGHL Group and IPO, subsequent to December 31, 2019, we entered into the following transactions:

Legal entity reorganization

We reorganized the legal structure of our entities so they are all under a single parent entity, Reynolds Consumer Products Inc. In conjunction with this, we acquired from RGHL Group the issued capital of certain non-U.S. entities that are part of Reynolds Consumer Products for $15 million in cash.

Reclassification of Net Parent investment to additional paid-in capital and establishment of share capital

We reclassified RGHL Group’s historical net investment in us to additional paid-in capital and established share capital consisting of shares of common stock. Each share of our outstanding common stock, immediately prior to our IPO, was exchanged into 155,455 shares of common stock.

Repurchase of accounts receivables previously sold to RGHL Group

As detailed in Note 2 – Summary of Significant Accounting Policies, we have historically sold all of our U.S. accounts receivable to an entity within RGHL Group.  These factoring arrangements with RGHL Group ceased upon our separation from RGHL Group and IPO. On January 30, 2020, we repurchased all of the U.S. accounts receivable that we previously sold through RGHL Group’s securitization facility for $264 million, $240 million of which was settled in cash and the remaining amount used to settle certain current related party receivables.  The cash to purchase these receivables was provided by an increase in related party borrowings, which was subsequently settled, as discussed below.

Reynolds Consumer Group

Notes to the Combined Financial Statements

Reallocation of borrowings under the RGHL Group Credit Agreement

As detailed in Note 6 – Debt and Borrowing Arrangements, as of December 31, 2019, we had incurred $2,017 million of borrowings under the RGHL Group Credit Agreement.  On January 30, 2020, our outstanding borrowings, net of deferred financing transaction costs and original issue discounts plus accrued interest incurred under the RGHL Group Credit Agreement were reallocated to an entity within RGHL Group and on February 4, 2020, we were fully and unconditionally released from the security and guarantee arrangements relating to RGHL Group’s borrowings as discussed in Note 12 – Commitments and Contingencies.  This reallocation resulted in a payment to RGHL Group of $8 million for accrued interest and an increase in related party borrowings, which was subsequently settled as discussed below.

New external debt

On February 4, 2020, we entered into new external debt facilities (“External Debt Facilities”), which consist of (i) a $2,475 million senior secured term loan facility (“Term Loan Facility”); (ii) a $250 million senior secured revolving credit facility (“Revolving Facility”); and (iii) a $1,168 million facility which was drawn and repaid on February 4, 2020 (“IPO Settlement Facility”).

The Term Loan Facility matures in February 2027. The Revolving Facility matures in February 2025, is undrawn and includes a sub-facility for letters of credit. Borrowings under the External Debt Facilities bear interest at a rate per annum equal to, at our option, either a base rate or a LIBO rate plus an applicable margin of 1.75%. The Term Loan Facility amortizes in equal quarterly installments in an aggregate annual amount equal to 1.00% of the original principal amount thereon, with the balance being payable on maturity.

The proceeds from the Term Loan Facility and the IPO Settlement Facility, net of transaction costs, together with available cash, were used to repay accrued related party interest and a portion of the related party loans payable.

Settlement of related party borrowings and accrued interest

On February 4, 2020, we repaid related party borrowings and accrued interest owing to RGHL Group of $1,375 million and capitalized, as additional paid-in capital without the issuance of any additional shares, the remaining balance of the related party borrowings owing to RGHL Group.

Transition services agreements

On February 4, 2020, in conjunction with our separation from RGHL Group, we entered into a transition services agreement with Reynolds Group Holdings Inc. whereby RGHL Group will continue to provide certain administrative services to us, including information technology services; accounting, treasury, financial reporting and transaction support; human resources; procurement; tax, legal and compliance related services; and other corporate services for up to 24 months. In addition, we entered into a transition services agreement with Rank Group Limited whereby, upon our request, Rank Group Limited will provide certain administrative services to us, including financial reporting, consulting and compliance services, insurance procurement and human resources support, legal and corporate secretarial support, and related services for up to 24 months.

Basic and diluted earnings per share

Basic and diluted earnings per share is computed by dividing the net income for the year by the weighted average number of common shares outstanding during the year. The weighted average number of shares outstanding for the basic and diluted earnings per share for the year is based on the number of shares of common stock outstanding on February 4, 2020, immediately prior to our IPO.

Reynolds Consumer Group

Notes to the Combined Financial Statements

The following table presents earnings per share information for each of the three years in the period ended December 31, 2019:

	For the Years Ended December 31,
	2019	2018	2017
	(in millions, except share and per share data)
Net income	$225	$176	$302
Earnings per share
Basic	$1.45	$1.13	$1.94
Diluted	$1.45	$1.13	$1.94
Shares outstanding
Basic	155,455,000	155,455,000	155,455,000
Diluted	155,455,000	155,455,000	155,455,000

Quarterly cash dividend

On March 5, 2020, the Company declared a cash dividend for the first quarter of 2020 of $0.15 per common share, which will be paid on April 30, 2020 to shareholders of record as of March 16, 2020.

Except as described above, there have been no events subsequent to December 31, 2019 which would require accrual or disclosure in these combined financial statements.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)

The following is selected quarterly financial data for the years ended December 31, 2019 and 2018:

	2019				2018
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(in millions, except per share data)
Total net revenues	$665	$791	$741	$835	$665	$798	$772	$907
Gross profit	173	227	217	263	148	211	207	266
Net income (loss)	17	55	63	90	(3)	48	47	84
Earnings (loss) per share
Basic	0.11	0.35	0.41	0.58	(0.02)	0.31	0.30	0.54
Diluted	0.11	0.35	0.41	0.58	(0.02)	0.31	0.30	0.54

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management's Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the appropriate time periods, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that the design and operation of our disclosure controls and procedures were effective as of December 31, 2019.

Management’s Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Change in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table presents the names of our executive officers and directors.

Name	Age	Position
Executive Officers
Lance Mitchell	60	President and Chief Executive Officer
Michael Graham	58	Chief Financial Officer
Francis Arseneault	43	President, Hefty Waste & Storage
Rachel Bishop	46	President, Hefty Tableware
Judith Buckner	51	President, Presto Products
Craig Cappel	49	President, Reynolds Cooking & Baking
Stephan Pace	57	President, Sales and Chief Customer Officer

Directors
Richard Noll	62	Director and Chairman of the Board of Directors
Gregory Cole	56	Director
Thomas Degnan	72	Director
Helen Golding	57	Director
Marla Gottschalk	59	Director
Lance Mitchell	60	Director

Executive Officers

Lance Mitchell (Class III Director)

Mr. Mitchell has served as RCP’s President and Chief Executive Officer since 2011 and as a member of RCP’s board of directors since October 2019.  From 2006 to 2011, Mr. Mitchell served as President of Closure Systems International (part of RGHL Group from 2008 to 2019).  Mr. Mitchell worked at Owens Corning Fiberglass Corporation from 1981 to 1986 in a variety of sales and marketing positions and from 1986 to 2005 he served in a variety of management positions at Avery Dennison Corporation, BF Goodrich, The Geon Company and PolyOne Corporation.  Mr. Mitchell received a B.S. in Business from Bowling Green State University.

Michael Graham

Mr. Graham has served as RCP’s Chief Financial Officer since 2016.  Mr. Graham joined RCP after serving as the CFO of Graham Packaging (part of RGHL Group) from 2011 to 2016.  Prior to joining Graham Packaging, Mr. Graham led and managed several merger and integration activities for RGHL and served as CFO of Reynolds Packaging from 2008 to 2010, collaboratively leading the integration of Reynolds Packaging into RGHL. Mr. Graham served as Group Controller and CFO of Alcoa’s Flat Rolled & Extruded Aluminum Group from 2004 to 2007.  From 1986 to 2003 Mr. Graham served in a variety of management positions at Honeywell International Inc. and AlliedSignal, Avaya Communications and General Mills, Inc.  Mr. Graham received a B.A. in Finance from Howard University.

Francis Arseneault

Mr. Arseneault has served as RCP’s President of Hefty Waste & Storage since 2019. Prior to this role, he served as President of Presto Products from 2014 to 2019. Mr. Arseneault’s previous experience includes roles of increasing responsibility in sales and marketing in the Canadian division of Alcoa Reynolds from 2001 to 2004 and from 2006 to 2010, and as General Manager of RCP’s international business from 2010 until joining Presto Products in 2014. Mr. Arseneault received a B.Sc. in Marketing and International Business from the HEC Montreal business school of the University of Montreal.

Rachel Bishop

Ms. Bishop has served as RCP’s President of Hefty Tableware since 2019.  Prior to joining RCP, she served as Chief Strategy Officer from 2014 to 2017 and President, Snacks from 2017 to 2019 at TreeHouse Foods, Inc. Ms. Bishop was at The Walgreen Company from 2009 to 2014 where she most recently served as Group Vice President of Retail Strategy.  From 2001 to 2009, Ms. Bishop was at McKinsey & Company, where she worked with consumer businesses on a broad range of sales, marketing, and operational topics with a focus on growth strategy development and implementation.  Ms. Bishop earned a B.S. degrees in Materials Science and Engineering and in Geophysics from Brown University and a Ph.D. in Materials Science and Engineering with a minor in Technology Management from Northwestern University.

Judith Buckner

Ms. Buckner has served as RCP’s President of Presto Products since 2019. She previously served as Senior Vice President, Business Transformation of RCP from 2017 to 2019.  Ms. Buckner first joined RCP in 2000 as an Engineering Manager and has held various other leadership roles including Director of Manufacturing, Plant Manager, Director of Engineering and New Product Development and Vice President of Operations and Engineering.  Her prior experience includes various engineering and leadership roles in product development and operations at Hoechst-Celanese/Invista from 1991 to 2000.  Ms. Buckner earned a B.S. in Chemical Engineering from Purdue University.

Craig Cappel

Mr. Cappel has served as RCP’s President of Reynolds Cooking & Baking since 2018.  From 2015 to 2018, he served as President of Hefty Tableware.  From 2013 to 2015, Mr. Cappel served as the Chief Procurement and Technology Officer for RGHL Group, leading global sourcing and technology across multiple businesses.  From 1997 to 2013, Mr. Cappel was with Pactiv as Vice President of Business Development and Innovation and various other leadership roles across innovation, engineering technology, new business development and business management.  From 1994 to 1997, he served as an engineer at TE Connectivity, Ltd. (formerly Amp Incorporated). Mr. Cappel received a B.S. from the College of Engineering Technology at the Rochester Institute of Technology and an M.S. in Product Design and Development Management from Northwestern University.

Stephan Pace

Mr. Pace has served as RCP’s President, Sales and Chief Customer Officer since 2020. Prior to this role, he served as RCP’s President of Walmart/Sam’s and eCommerce since 2015 and RCP’s Chief Customer Officer and Senior Vice President of Sales beginning in 2010. He served as Vice President of Sales for Pactiv’s Consumer Products Division prior to RGHL’s acquisition of Pactiv in 2010.  Mr. Pace joined Pactiv in 2001 and held several senior management positions.  Prior to joining Pactiv, he served in a variety of sales and marketing roles at Unilever plc and Procter & Gamble Company.  Mr. Pace received a B.A. in Economics from Wesleyan University.  He serves on the Board of Advisors for Tierra Nueva Fine Cocoa, d/b/a The Whole Coffee Company.

Directors (who are not Executive Officers)

Richard Noll (Class III Director)

Mr. Noll has been a member of RCP’s board of directors since January 2020 and is Chairman of the Board and serves on the Audit Committee and Compensation, Nominating and Corporate Governance (“CNG”) Committee.  Mr. Noll served as Chairman of the Board of Directors of Hanesbrands Inc. from 2009 to 2019, as Executive Chairman from 2016 to 2017 and Chief Executive Officer from 2006 to 2016.  Mr. Noll joined Hanesbrands Inc. from Sara Lee Corporation where he worked for 14 years in various management positions, including President and Chief Operating Officer of Branded Apparel and Chief Executive Officer and Chief Operating Officer of Sara Lee Bakery Group, and led the turnarounds of several Sara Lee Corporation bakery and apparel businesses.  Mr. Noll is currently a member of the board of directors of Carter’s Inc., where he serves as a member of its compensation committee.  Mr. Noll previously served as a director of Fresh Market Inc. from 2011 to 2016.  Mr. Noll received a B.A. in Business Administration from Pennsylvania State University and an M.B.A. from Carnegie Mellon University.

Gregory Cole (Class II Director)

Mr. Cole has been a member of RCP’s board of directors since October 2019 and is a member of the Audit Committee and CNG Committee. He has served as a senior executive of Rank Group since 2004. From 1994 to 2004, Mr. Cole was a partner with Deloitte Touche Tohmatsu, which he joined in 1986.  Mr. Cole received a Bachelor of Commerce from the University of Auckland.

Thomas Degnan (Class I Director)

Mr. Degnan has been a member of RCP’s board of directors since October 2019 and is Chair of the CNG Committee. He has served as a director and the Chief Executive Officer of RGHL since 2007. Mr. Degnan previously served as the President and Chief Executive Officer of UCI International LLC from 2012 to 2016. Mr. Degnan serves as a director of other entities owned by Mr. Graeme Hart.  Mr. Degnan received a B.A. from Loyola University of Chicago.

Helen Golding (Class I Director)

Ms. Golding has been a member of RCP’s board of directors since October 2019.  She has served as Group Legal Counsel of Rank Group since 2006.  Ms. Golding joined Rank Group from Burns, Philp & Company Pty Limited where she served as Company Secretary and Group Legal Counsel from 1998 to 2006.  Prior to that, she was a private practitioner in a Sydney-based law firm.  Ms. Golding received a Bachelor of Economics and Master of Laws from the University of Sydney.

Marla Gottschalk (Class III Director)

Ms. Gottschalk has been a member of RCP’s board of directors since January 2020 and is Chair of the Audit Committee. Ms. Gottschalk previously served as the Chief Executive Officer of The Pampered Chef Ltd. from 2006 to 2013 and as Chief Operating Officer from 2003 to 2006.  Ms. Gottschalk joined Pampered Chef from Kraft Foods, Inc., where she worked for 14 years in various management positions, including as Senior Vice President of Financial Planning and Investor Relations for Kraft, Executive Vice President and General Manager of Post Cereal Division and Vice President of Marketing and Strategy of the Kraft Cheese Division.  Ms. Gottschalk is currently a member of the board of directors of Potbelly Corporation and Big Lots, Inc., where she serves as the chair of their Audit Committees and as a member of their compensation committees.  She also serves as a strategic board advisor for Ocean Spray Cranberries, Inc. and as a member of the board of directors of Underwriters Laboratories.  Ms. Gottschalk received a B.S. in Business from Indiana University and an M.S. in Management Studies from Northwestern University’s J.L. Kellogg Graduate School of Management. Ms. Gottschalk served as a member of the Kelly School of Business Dean’s Advisory Council and a member of the Academy of Alumni Fellows.

Board Structure

We have entered into a Stockholder Agreement with PFL which, among other things, provides that PFL has the right to nominate all of our directors so long as the Hart Entities (as defined in the Stockholders Agreement) beneficially own at least 50% of the outstanding shares of our common stock; a majority of our directors so long as they own at least 40% of our stock; and at least one director so long as they own at least 10% of our stock.  Currently, PFL has the right to nominate all of our directors, and all of our directors were nominated by, and may be removed by, PFL.

Our board of directors is divided into three classes serving staggered three-year terms.  Class I, Class II and Class III directors will serve until our annual meetings of stockholders in 2021, 2022 and 2023, respectively.  At each annual meeting of stockholders, directors will be elected to succeed the class of directors whose terms have expired.  Our board has two standing committees, the Audit Committee and the CNG Committee, which are discussed below.

As we were an indirectly wholly-owned subsidiary of RGHL in 2019 we did not have any board or committee meetings in 2019.

Board Committees

Audit Committee

The members of our Audit Committee are Ms. Gottschalk (Chair), Mr. Cole and Mr. Noll. The composition of our Audit Committee meets the requirements for independence under the current Nasdaq listing standards and SEC rules and regulations. Each member of our Audit Committee is financially literate. In addition, our board of directors has determined that Ms. Gottschalk is an “Audit Committee financial expert” as defined in Item 407(d)(5)(ii) of Regulation S-K promulgated under the Securities Act. This designation does not impose any duties, obligations or liabilities that are greater than are generally imposed on members of our Audit Committee and our board of directors. Our Audit Committee is directly responsible for, among other things:

•	selecting a firm to serve as the independent registered public accounting firm to audit our financial statements;
•	ensuring the independence of the independent registered public accounting firm;
•

approving the planned scope and timing, and discussing the findings, of the audit with the independent registered public accounting firm, and reviewing, with management and that firm, our interim and year-end operating results;

•	establishing procedures for employees to anonymously submit concerns about questionable accounting or auditing matters;
•	considering the adequacy of our internal controls and internal audit function;
•	reviewing and approving related person transactions and those that require disclosure; and
•	approving or, as permitted, pre-approving all audit and non-audit services to be provided by the independent registered public accounting firm.

Compensation, Nominating and Corporate Governance Committee

The members of our CNG Committee are Mr. Degnan (Chair), Mr. Cole, and Mr. Noll.  Our CNG Committee is responsible for, among other things:

•	recommending to our board of directors for determination, the compensation of our executive officers;
•	reviewing and approving the compensation of our directors;
•	administering our stock and equity incentive plans;
•	reviewing and evaluating, or making recommendations to our board of directors with respect to, incentive compensation and equity plans;

•	reviewing our overall compensation philosophy;
•	identifying and recommending candidates for membership on our board of directors;
•	reviewing and recommending our corporate governance guidelines and policies;
•	reviewing and considering proposed waivers of the code of conduct for directors and executive officers and making recommendations to our board of directors;
•	overseeing the process of evaluating the performance of our board of directors; and
•	assisting our board of directors on corporate governance matters.

Code of Business Conduct and Ethics

Our board has adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including our Chief Executive Officer, Chief Financial Officer and other executive and senior financial officers, the full text of which is posted on the investor relations section of our website at www.reynoldsconsumerproducts.com. We intend to disclose future amendments to our code of business conduct and ethics, or any waivers of such code, on our website or in public filings.

ITEM 11. EXECUTIVE COMPENSATION

Introduction

This section describes our compensation approach and programs for our named executive officers (“NEOs”), which include our Chief Executive Officer, Chief Financial Officer, and our three other most highly compensated executive officers for the year ended December 31, 2019.  Except as otherwise indicated, the information in this section relates to the compensation of our NEOs, and the principles underlying our executive compensation policies, during and for 2019.  Our NEOs for 2019 were:

•	Lance Mitchell, President and Chief Executive Officer
•	Michael Graham, Chief Financial Officer
•	Stephan Pace, President, Sales and Chief Customer Officer
•	Craig Cappel, President, Reynolds Cooking & Baking
•	Rachel Bishop, President, Hefty Tableware

The following discussion relates to the compensation of our NEOs whose compensation is disclosed below, as well as the overall principles underlying our executive compensation policies.  Except as otherwise indicated below, the compensation objectives, strategy, and decisions that were applicable to us and our NEOs for 2019 were consistent with the compensation objectives, strategy, and decisions that were generally applicable to RGHL for 2019.

Our Compensation Objectives and Philosophy

Throughout 2019, we were a wholly-owned business of RGHL Group and we shared the compensation objectives of RGHL.  These objectives included attracting and retaining top talent, motivating and rewarding the performance of senior executives in support of achievement of strategic, financial and operating performance objectives and ensuring that our total compensation packages are competitive in comparison to those offered by our peers.  Our NEOs, as well as our employees generally, have participated in compensation and benefits plans and programs which have included other businesses of RGHL, and we replicated a number of these plans and programs as RCP plans following the public offering.  These plans and programs are intended to align our compensation programs with our business objectives, promote good corporate governance and seek to achieve our compensation objectives.

To ensure that management’s interests are aligned with those of our stockholders and to motivate and reward individual initiative and effort, our executive compensation program emphasizes a pay-for-performance compensation philosophy so that attainment of enterprise-wide, business unit and individual performance goals are rewarded.  Through the use of performance-based plans that emphasize attainment of enterprise-wide and/or business unit goals, we seek to foster teamwork and commitment to performance.  The introduction of tools such as equity ownership and long-term equity-based incentive compensation programs, discussed below, which were not available to us as part of RGHL Group, is important to ensure that the efforts of management are consistent with the objectives of our stockholders.

Risk Assessment of Compensation Programs

Our CNG Committee does not believe that our compensation arrangements, including financial performance measures used to determine short-term and long-term incentive payout amounts, provide our executives with an incentive to engage in business activities or other behavior that would expose us or our stockholders to excessive risks that are reasonably likely to have a material adverse effect.

Executive Compensation Process

Role of RGHL Executives and RCP’s CNG Committee

Prior to our public offering, we were a wholly-owned business of RGHL Group and RGHL executives were primarily responsible for determining our compensation strategy and philosophy.

In connection with our public offering, RGHL executives established our initial compensation and benefits programs as a stand-alone company and approved initial compensation for our executive officers and senior executives, including our NEOs.  To assist in this task, RGHL engaged Pearl Meyer & Partners, LLC (“Pearl Meyer”), an independent compensation consultant, to provide an analysis of base salary, short-term incentive (“STI”) compensation and long-term incentive (“LTI”) compensation for senior executives with similar responsibilities, including positions within business groups, within the companies in the Benchmark Comparison Group.  RGHL also directed Pearl Meyer to compare RCP executive officers’ compensation by percentile ranking to the compensation received by officers in comparable positions at Benchmark Comparison Group companies, discussed below.

Following our public company offering, our CNG Committee has assumed responsibility for determining our compensation philosophy, structuring our compensation and benefits programs and determining appropriate payments and awards to our executive officers, including our NEOs.  The CNG Committee is also responsible for implementing, monitoring and evaluating our executive compensation philosophy and objectives and overseeing the compensation program for senior executives.  The CNG Committee’s responsibilities and authority are described fully in its charter.  Our CNG Committee has engaged Pearl Meyer to advise on compensation matters.

Role of the Independent Compensation Consultant and Our Peer Group

Our CNG Committee has identified a group of peer companies which we will use as our benchmark for compensation matters (“Benchmark Comparison Group”).  The Benchmark Comparison Group will be reviewed from time to time by our CNG Committee.  The Benchmark Comparison Group currently includes the following companies:

• AptarGroup, Inc. • Church & Dwight Co., Inc. • Edgewell Personal Care Company • Energizer Holdings, Inc. • Greif, Inc. • Hasbro, Inc. • Helen of Troy Limited • Nu Skin Enterprises, Inc.

 •    Owens-Illinois, Inc.

 •    Sealed Air Corporation

 •    The Scotts Miracle-Gro Company

 •    Silgan Holdings Inc.

 •    Snap-on Incorporated

 •    Spectrum Brands Holdings

 •    The Clorox Company

 •    Tupperware Brands Corporation

The criteria considered in selecting peer companies for the Benchmark Comparison Group include the following:

•	size, as measured by revenue, market capitalization and enterprise value;
•	industry category, including consumer household and personal products, household appliances, containers and packaging; and
•	competition for sources of talent.

Role of Management

Our CEO makes recommendations to the CNG Committee for base salary, STI, LTI and any other elements of our compensation program for each NEO (other than the CEO, whose compensation is determined solely by the CNG Committee).  Our CEO will also provide recommendations to the CNG Committee on other elements of our compensation program for senior executives, including, for example, the design and metrics under our STI and LTI programs.  While the CNG Committee will consider the CEO’s recommendations with respect to the compensation of the NEOs, the CNG Committee independently evaluates the recommendations and makes all final compensation decisions relating to the NEOs.

In the case of compensation for employees below the most senior level, the CNG Committee will delegate certain authority to our management to make determinations in accordance with guidelines established by the CNG Committee.

Elements of Compensation

The components of executive compensation for our NEOs, and the primary objectives of each, are summarized in the chart below:

Compensation Element	Description	Form	Objective
Base salary	Fixed based on level of responsibility, experience, tenure and qualifications	Cash	• Support talent attraction and retention

STI Compensation (Annual Incentive Program)	Variable based on the achievement of annual financial metrics	Cash	• Link pay and performance • Drive the achievement of short-term business objectives

LTI Compensation	Variable based on the achievement of longer-term goals and stockholder value creation	Cash and equity (for 2019, LTI compensation was in the form of cash only)	• Support talent attraction and retention • Link pay and performance • Drive the achievement of longer-term goals • Align with shareholder interests

Other Compensation and Benefits Programs	Employee health, welfare and retirement benefits	Group medical benefits Life and disability insurance 401(k) plan participation Nonqualified deferred compensation plan	• Support talent attraction and retention

Prior to our public offering, RCP had been a wholly-owned business of RGHL Group, and executive compensation has been set with this in mind.  RCP has adopted programs that it feels, considering the advice from its consultants, are appropriate for a stand-alone publicly-traded company.  Comparisons with the Benchmark Comparison Group (and compensation survey data where applicable) have been undertaken to recognize the increased independence of the NEOs and to adopt compensation programs that are more consistent with the public company market.

Because of the ability of our NEOs to directly influence our overall performance, and consistent with our philosophy of linking pay to performance, the compensation programs will allocate a significant portion of compensation paid to our NEOs to both short-term and long-term performance-based incentive programs.  In addition, as an employee’s responsibility and ability to affect our financial results of RCP increases, base salary becomes a relatively smaller component of total compensation while long-term and at-risk incentive compensation becomes a larger component of total compensation.

Base Salary

Base salaries are set at competitive levels necessary to attract and retain top-performing senior executives, including our NEOs, and are intended to compensate senior executives for their job responsibilities and level of experience.  RGHL has set a total compensation goal at approximately the 50th percentile of the Benchmark Comparison Group (and, for our Business Unit Presidents, the overall general industry), adjusted to reflect each executive’s individual performance and contributions.  Additionally, going forward the CNG Committee will attempt to set each of the elements of total compensation at or around the 50th percentile of the Benchmark Comparison Group.  However, as there were certain elements of compensation not available to RCP when it was wholly-owned by RGHL, such as equity-based compensation, the CNG Committee recognizes that it will take time before all of the individual elements of total compensation can reach the 50th percentile goal.  In certain cases, including when an executive is recruited from another company or where it is otherwise appropriate to retain or incentivize an executive, the base salary may exceed the levels indicated in order to attract, and ultimately retain, the executive.

Annual Incentive Compensation

Our 2019 annual incentive program (“2019 AIP”) was designed to provide an opportunity for our senior executives, including our NEOs, to earn an annual incentive, paid in cash, based on the achievement of certain financial targets and strategic priorities.  An executive’s incentive target is a percentage of his or her base salary.

The 2019 AIP was designed to motivate our senior executives to achieve annual financial and other business goals based on our strategic, financial, and operating performance objectives. For our senior executives, including our NEOs, 90% of the payout under the 2019 AIP was determined by Adjusted EBITDA year over year growth (“Adjusted EBITDA Growth”). The remaining 10% was measured by working capital achievements.  Based on the combined Adjusted EBITDA Growth and working capital results, a participant could earn up to 200% of the target value. Additionally, an individual’s calculated payout amount could be increased or decreased at management’s discretion to take into account their performance and contribution to RCP. These 2019 Adjusted EBITDA Growth and working capital results reflect amounts that were reported by RCP as part of RGHL Group’s IFRS reporting.

The Adjusted EBITDA Growth component was calculated on a scale where the threshold payout was 25% of the incentive target upon achievement of 90% Adjusted EBITDA Growth. The percentage payout increases on a non-linear scale with award payouts capped at 200% of target upon achievement of 108% Adjusted EBITDA Growth. The working capital achievements component was based on the achievement of discrete projects.

Based on Adjusted EBITDA Growth and achievement of working capital targets in 2019, the calculated payment was 122% of target, based on the following factors:

Metric	2019 Adjusted EBITDA Actual ($m)	Payout Attainment (%)	Weight (%)	Final Payout (%)
Adjusted EBITDA Growth	664	122%	90%	110%
Working Capital		122%	10%	12%
Total				122%

Long-Term Incentive Compensation

A small number of key executives, including our NEOs, participated in a cash-based long-term incentive program (“RGHL LTIP”) designed to provide the participants an opportunity to earn incentive awards tied to sustained Adjusted EBITDA Growth over a three-year term.  Pursuant to the RGHL LTIP, participants receive a grant at the beginning of a three-year performance period that can be earned over such period in annual instalments based upon the attainment of certain Adjusted EBITDA Growth metrics set at the beginning of the period.  Each grant will provide for a “Target Opportunity Award” (based on a percentage of base salary) that can be achieved over the three-year period. The performance results achieved in the first year of the three-year period will establish the total amount of the award (which is expressed as a percentage of the Target Opportunity Award) that can be payable over the specified three-year period. If the business does not meet the performance threshold level in the first year, the participant is no longer eligible to earn any amount over the three-year period.  If the business meets the threshold in the first year, the participant will receive the first payment, but the second and third payments depend on business results in the second and third years.

The 2019 grant, covering the years 2019-2021, was based on Adjusted EBITDA Growth and potential payouts ranged from an award of 25% of the target value for 90% Adjusted EBITDA Growth up to 125% of the target value for 108% Adjusted EBITDA Growth. The actual result of 103% Adjusted EBITDA Growth translated to a payout equal to 101% of the target value. Therefore, a participant’s Target Opportunity Award for the 2019 grant is multiplied by 101%, and the result is the maximum that can be earned for the 2019 grant over the three-year period.  One-third of such amount was paid in early 2020 in respect of 2019, and one-third will be available to be earned in respect of each of 2020 and 2021 contingent on the company meeting its performance targets in such years. See the “Summary Compensation Table” section below for the amounts earned in 2019 under grants made in 2017, 2018 and 2019 under the RGHL LTIP.

We will not be issuing any new grants under the RGHL LTIP after our IPO. A participant is not eligible to receive any award if they are not employed by RCP at the time the award is paid.

Other Compensation—Retirement and Welfare Benefits

Retirement and welfare benefit programs are a necessary element of the total compensation package to ensure a competitive position in attracting and retaining a committed workforce.  Participation in these programs is not tied to performance.

Our specific contribution levels to these programs are adjusted annually to maintain a competitive position while considering costs.

•

Employee Savings Plan. All non-union employees in the United States, including our NEOs, are eligible to participate in a tax-qualified retirement savings plan under Section 401(k) of the Code. RCP makes a 2% non-elective contribution and matching contributions of 100% of the first 6% of an employee’s elective deferral contribution.

•

Welfare Plans. Our executives are also eligible to participate in our broad-based health and welfare plans (including medical, dental, vision, life insurance and disability plans) upon the same terms and conditions as other employees.

•	Reynolds Group Pension Plan (formerly known as the Pactiv Retirement Plan). Certain employees, including Messrs. Pace and Cappel, have frozen benefits under the Reynolds Group Pension Plan.

RCP employees who are at a designated salary grade or above may defer a portion of their salary and bonus each year into a nonqualified deferred compensation plan, which is a tax-deferred plan.  RCP also makes contributions to this plan mirroring percentage contributions made to the 401(k) plan. This program is intended to promote retention by providing a long-term savings opportunity on a tax-efficient basis.  The amounts deferred are unsecured obligations of RCP, receive no preferential standing, and are subject to the same risks as any of RCP’s other unsecured obligations.

RGHL provides the NEOs with limited perquisites and other personal benefits, including reimbursement of relocation costs. Additionally, RCP purchases tickets to various cultural, charitable, civic, entertainment and sporting events for business development and relationship building purposes, and to maintain its involvement in communities in which RCP operates and its employees live.  Occasionally, its employees, including its NEOs, make personal use of tickets that would not otherwise be used for business purposes.  The CNG Committee will periodically review the levels of perquisites and other personal benefits provided to our NEOs. The CNG Committee intends to maintain only those perquisites and other benefits that it determines to be necessary components of total compensation and that are not inconsistent with stockholder interests.

Employment Agreements

Our wholly-owned subsidiary Reynolds Consumer Products LLC has entered into employment agreements in 2019 with each of our NEOs.  Key elements of these agreements are outlined below.

Employee	Base Salary	Incentive Target (1)	Severance	Restrictive Covenants(2)

Lance Mitchell	$1,550,000	115%	• 12 months base salary plus a prorated target annual incentive • 24 months base salary plus a prorated target annual incentive if following a Sale of Business (3) • 12 months COBRA premium assistance	Yes

Michael Graham	$798,716	60%	• 12 months base salary • 24 months base salary plus a prorated target annual incentive if following a Sale of Business (3) • 12 months COBRA premium assistance	Yes

Stephan Pace	$450,204	60%	• 12 months base salary • 24 months base salary plus a prorated target annual incentive if following a Sale of Business (3) • 12 months COBRA premium assistance	Yes

Craig Cappel	$463,500	60%	• 12 months base salary • 24 months base salary plus a prorated target annual incentive if following a Sale of Business (3) • 12 months COBRA premium assistance	Yes

Rachel Bishop	$412,000	60%	• 12 months base salary • 24 months base salary plus a prorated target annual incentive if following a Sale of Business (3) • 12 months COBRA premium assistance	Yes
(1)	Incentive target is percentage of base salary.
(2)	Restrictive covenants include non-competition and non-solicitation covenants during employment and for one year following termination of employment for any reason.
(3)

Increased severance provided if within 12 months following a Sale of Business, the employee is terminated without cause or resigns following a material reduction in his or her remuneration or scope of duties.

2020 Compensation Programs

We believe that a significant portion of each senior executive’s compensation should be dependent on long-term value created for our stockholders. In connection with our IPO we adopted the Reynolds Consumer Products Equity Incentive Plan, described below, which provides greater opportunities to offer different types of incentive compensation.  For 2020, RGHL has established STI and LTI programs for RCP.

•

The STI program will allow participants, including the NEOs, to earn cash awards (determined as a percentage of the participant’s base salary) based on RCP’s attainment of Adjusted EBITDA (90%) and working capital (10%) goals in fiscal year 2020. The targets and threshold levels for these performance metrics were set by the CNG Committee in the first fiscal quarter of 2020.

•

The LTI program for 2020 consists of restricted stock unit (“RSU”) awards and performance share awards. The restricted stock or restricted stock units will generally vest over a three-year period, with 1/3 vesting each year. The performance shares will be earned at the end of a three-year period based on the attainment of specified performance metrics, which include earnings per share and Adjusted EBITDA, over the three-year period. The target and threshold levels for these performance metrics were set by the CNG Committee in the first fiscal quarter of 2020.

Equity Incentive Plan

The purpose of the Equity Incentive Plan is to motivate and reward our employees, directors, consultants and advisors to perform at the highest level and to further our best interests and those of our shareholders.

Administration

Our CNG Committee will administer the Equity Incentive Plan. To the extent not inconsistent with applicable law, our CNG Committee may delegate to one or more of our officers some or all of the authority under the Equity Incentive Plan, including the authority to grant all types of awards authorized under the Equity Incentive Plan.

Eligibility

Generally, all employees, directors, consultants or other advisors of RCP or any of our affiliates will be eligible to receive awards.

No Repricing

Except as provided in the adjustment provision of the Equity Incentive Plan, no action will directly or indirectly, through cancellation and regrant or any other method, reduce, or have the effect of reducing, the exercise price of any option or an SAR established at the time of grant thereof without approval of our shareholders.

Director Pay Cap

Subject to the adjustment provision of the Equity Incentive Plan, an individual who is a non-employee director may not receive awards, in cash or otherwise, for any calendar year that total more than $750,000 in the aggregate.

Executive Retention Plan

In connection with our IPO, we entered into cash and equity retention agreements with our NEOs and certain other key executives. The retention plan was implemented to further ensure leadership continuity, and its objectives are to retain executives through the IPO and beyond. Awards under the retention plan are payable in cash and equity based on the criteria set forth below.

Cash Retention Plan

The retention plan is paid in one, two or three instalments. If the executive resigns or is terminated for cause before the end of the retention period, the executive must repay any instalments which have already been paid to him or her.

Restricted Stock Units

On February 4, 2020, RCP issued restricted stock units to the NEOs and certain other persons. The RSUs vest over a three year period, with 1/3 vesting after 12 months, 1/3 vesting after 24 months and 1/3 vesting after 36 months. Each of these executives must be an employee of RCP or one of its affiliates on the applicable vesting date to receive these shares.

Tax and Accounting Implications

Tax Considerations of Our Executive Compensation

Section 162(m) of the Code generally limits the tax deductibility of annual compensation paid by public companies for certain executive officers to $1 million. Although our CNG Committee is mindful of the benefits of tax deductibility when determining executive compensation, the CNG Committee may approve compensation that will not be fully-deductible in order to ensure competitive levels of total compensation for its executive officers.

Accounting for Our Stock-Based Compensation

We will account for stock-based payments, including grants under each of our equity compensation plans, in accordance with the requirements of FASB ASC Topic 718.

Summary Compensation Table

The following table sets forth information concerning the compensation paid to our NEOs during our fiscal years ended December 31, 2019, and 2018.

Name	Year	Salary ($)	Bonus (2) ($)	Non-Equity Incentive Plan Compensation(3) ($)	Changes in Pension Value and Nonqualified Deferred Compensation Earnings(4) ($)	All Other Compensation(5) ($)	Total ($)
Lance Mitchell	2019	1,550,000	1,550,000	3,429,903	201,821	168,564	6,900,288
President and Chief Executive Officer	2018	1,458,333	—	2,645,687	—	122,322	4,226,342
Michael Graham	2019	789,023	798,716	1,076,503	228,991	95,634	2,988,867
Chief Financial Officer	2018	766,042	—	984,818	—	92,632	1,843,492
Stephan Pace	2019	444,740	225,102	606,781	159,911	62,947	1,499,481
President, Sales and Chief Customer Officer	2018	431,786	—	559,731	—	62,524	1,054,041
Craig Cappel	2019	457,875	463,500	602,882	100,151	55,009	1,679,417
President, Reynolds Cooking & Baking	2018	401,172	—	445,961	—	50,230	897,363
Rachel Bishop (1)	2019	372,152	412,000	373,415	12,051	30,578	1,200,196
President, Hefty Tableware

(1)	Ms. Bishop joined RCP in February 2019.

(2)	The values reflected in this column represent amounts awarded pursuant to one-time retention bonuses as more fully described in the section entitled “—Executive Retention Plan – Cash Retention Plan.”

(3)	This column represents the NEO’s payouts under the annual incentive plan operated by RGHL in 2018, and the 2019 AIP and the RGHL LTIP as described above.

Awards under the 2019 AIP were as follows:

Name	AIP Target Percentage (%)	Payment From Annual Incentive Plan ($)
Lance Mitchell	115%	2,174,650
Michael Graham	60%	577,565
Stephan Pace	60%	325,550
Craig Cappel	60%	335,165
Rachel Bishop	60%	272,415

Awards and payments under the RGHL LTIP are set forth on the tables below. The first table shows the Target Opportunity Award for each NEO, and results achieved (expressed as a percentage). That amount (the Target Opportunity Amount times the performance percentage) sets the maximum amount that can be earned for such grant, payable over three years with years two and three contingent on the business meeting its performance goals. The second table shows the payouts (and in future years, potential payouts) for each of the grants.

Name	2017 ($)	2017%	2018 ($)	2018%	2019 ($)	2019%
Lance Mitchell	1,300,000	92%	1,400,000	72%	1,550,000	101%
Michael Graham	548,204	92%	564,650	72%	581,590	101%
Stephan Pace	309,000	92%	318,270	72%	327,818	101%
Craig Cappel	278,066	92%	287,799	72%	337,500	101%
Rachel Bishop					300,000	101%

Name	2017 ($)	2018 ($)	2019 ($)	2020(1) ($)	2021(1) ($)
Lance Mitchell
2017 Grant	399,100	399,100	399,100
2018 Grant		334,320	334,320	334,320
2019 Grant			521,833	521,833	521,833
Michael Graham
2017 Grant	168,299	168,299	168,299
2018 Grant		134,838	134,838	134,838
2019 Grant			195,802	195,802	195,802
Stephan Pace
2017 Grant	94,863	94,863	94,863
2018 Grant		76,003	76,003	76,003
2019 Grant			110,365	110,365	110,365
Craig Cappel
2017 Grant	85,366	85,366	85,366
2018 Grant		68,726	68,726	68,726
2019 Grant			113,625	113,625	113,625
Rachel Bishop (2)
2019 Grant			101,000	101,000	101,000

(1)	Payouts for 2020 and 2021 are contingent on RCP meeting performance goals for such years.
(2)	Ms. Bishop joined RCP in February 2019.

(4)

Mr. Pace and Mr. Cappel receive benefits under the Reynolds Group Pension Plan. In 2018, there was a decrease in the value of plan benefits for Mr. Pace and Mr. Cappel ($22,845 and $23,846, respectively), so these values are reported as $0.

(5)	We make contributions to a 401(k) plan and the Reynolds Services Inc. Nonqualified Deferred Compensation Plan. The applicable amounts for the 2019 year were as follows:

Name	Contributions To 401(k) Plan ($)	Contributions To Nonqualified Deferred Compensation Plan ($)
Lance Mitchell	22,400	142,600
Michael Graham	21,122	70,690
Stephan Pace	22,400	36,288
Craig Cappel	22,400	30,518
Rachel Bishop	16,623	12,280

Other benefits reported under All Other Compensation include group life insurance and wellness credits.  Health and welfare benefits are not reported to the extent these benefits are generally available to all other salaried and non-union hourly employees.

2019 Grants of Plan-Based Awards

The following table sets forth information concerning grants of plan-based awards made to the NEOs named in the Summary Compensation Table during our fiscal year ended December 31, 2019.

AIP and RGHL LTIP

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)
Lance Mitchell	January 1, 2019 (1)	445,625	1,782,500	3,565,000
	January 1, 2019 (2)	387,500	1,550,000	1,937,500
Michael Graham	January 1, 2019 (1)	118,354	473,414	946,828
	January 1, 2019 (2)	145,398	581,590	726,988
Stephan Pace	January 1, 2019 (1)	66,711	266,844	533,688
	January 1, 2019 (2)	81,955	327,818	409,773
Craig Cappel	January 1, 2019 (1)	68,681	274,725	549,450
	January 1, 2019 (2)	84,375	337,500	421,875
Rachel Bishop	January 1, 2019 (1)	55,823	223,291	446,582
	January 1, 2019 (2)	75,000	300,000	375,500

(1)

Represents the threshold, target, and maximum awards set for the AIP. The actual amount paid for 2019 to each NEO under the AIP is included in the 2019 Summary Compensation Table under the column titled “Non-Equity Incentive Plan Compensation.” The target value represents the NEO’s target percentage multiplied by the eligible earnings for the year ended December 31, 2019.

(2)

Represents the threshold, target, and maximum awards set for the RGHL LTIP. The actual amount paid for 2019 to each NEO under the RGHL LTIP is included in the 2019 Summary Compensation Table under the column titled “Non-Equity Incentive Plan Compensation.”  The target value is the amount which was communicated to the NEO at the beginning of the 2019 grant cycle for the RGHL LTIP.

No equity awards were granted in 2019.

2019 Pension Benefits

The following table sets forth information with respect to each plan that provides for payments or other benefits at, following, or in connection with retirement.

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payments During Last Fiscal Year ($)
Lance Mitchell	—	—	—	—
Michael Graham	—	—	—	—
Stephan Pace	Reynolds Group Pension Plan	9.67	407,669	—
Craig Cappel	Reynolds Group Pension Plan	13.50	257,225	—
Rachel Bishop	—	—	—	—

Mr. Pace and Mr. Cappel have legacy entitlements under the Reynolds Group Pension Plan, an ERISA-qualified defined benefit plan maintained by RGHL Group.

2019 Nonqualified Deferred Compensation

In 2019, RGHL Group maintained a non-qualified deferred compensation plan that allowed participants to defer portions of their compensation.  The purpose of this plan is to allow such persons to defer receipt of such compensation, and therefore the tax obligations arising from such compensation, to a date elected by the participant.  RCP has adopted a similar plan beginning in 2020.  The following table sets forth information with respect to each NEO’s participation in such plan.

Name	Executive Contributions in Last FY ($)	Reynolds Consumer Products Contributions in Last FY ($)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
Lance Mitchell	223,479	142,600	201,821	—	1,690,784
Michael Graham	546,635	70,690	228,991	—	1,646,075
Stephan Pace	185,012	36,288	84,546	—	645,510
Craig Cappel	38,425	30,518	35,302	—	262,410
Rachel Bishop	371,432	12,280	12,051	—	395,360

Potential Payments Upon Termination or Change in Control

The Employment Agreements with the NEOs include severance in the event the employee is terminated without cause and enhanced severance if, following a Change of Control, the NEO is terminated without cause or resigns following a material reduction in his or her remuneration or scope of duties (“Good Reason”). The following table sets forth the expected benefits to be received by each NEO in each of these termination scenarios. This table assumes a termination date of December 31, 2019.

	Termination without Cause Not in Connection with a Change in Control ($)	Termination without Cause or Resignation for Good Reason in Connection with a Change in Control ($)
Lance Mitchell
Cash(1)	3,332,500	4,882,500
Other Benefits(2)	10,278	10,278

Michael Graham
Cash(1)	798,716	2,076,662
Other Benefits(2)	11,541	11,541

Stephan Pace
Cash(1)	450,204	1,170,530
Other Benefits(2)	11,455	11,455

Craig Cappel
Cash(1)	463,500	1,205,100
Other Benefits(2)	11,446	11,466

Rachel Bishop
Cash(1)	412,000	1,071,200
Other Benefits(2)	11,500	14,284

(1)

In connection with a qualifying termination of employment, the NEOs would have received severance payments equivalent to 12 months’ base salary plus 12 months COBRA premium assistance.  Additionally, Mr. Mitchell would receive a pro rata target annual incentive bonus.  If a qualifying termination occurs within 12 months following a Change in Control, the NEOs would have received severance payments equivalent to 24 months’ base salary plus a prorated target annual incentive bonus.

(2)

In connection with a qualifying termination of employment, whether or not in connection with a Change of Control, the NEOs would have continued to receive benefits under (or benefits comparable to) RGHL’s medical, dental, vision, life and accidental death and disability programs.

Director Compensation

Our directors did not receive any additional compensation for their service in their capacity as a director in the year ended December 31, 2019.

Beginning in 2020, we implemented a new director compensation program, under which our independent non-employee directors will be eligible to receive the following annual retainers and annual equity compensation grants:

•	Board member: $230,000, of which $100,000 will be an annual cash retainer and $130,000 will be in the form of an annual grant of RSUs
•

Chairman of the Board: $115,000, of which $50,000 will be an annual cash retainer and $65,000 will be in the form of an annual grant of RSUs, in addition to the $230,000 in board member payments and grants described above

•	Chairs of our Audit Committee and our CNG Committee: $20,000, as an annual cash retainer
•	Members of our Audit Committee and our CNG Committee (other than the Chairman of the Board): $10,000, as an annual cash retainer

RSUs will be granted pursuant to the Equity Incentive Plan. Directors who are also full-time officers or employees of the Company will receive no additional compensation for serving as directors. As explained above in “-Equity Compensation,” an individual who is a non-employee director may not receive awards, in cash or otherwise, for any calendar year that total more than $750,000 in the aggregate.

We will also reimburse all of our directors for their reasonable expenses incurred in attending meetings of our board of directors or committees, and have entered into Indemnification Agreements with our directors.

Compensation Committee Interlocks and Insider Participation

None of our executive officers has served as a member of a compensation committee (or if no committee performs that function, the board of directors) of any other entity that has an executive officer serving as a member of our board of directors.

Compensation Committee Report

The CNG Committee has reviewed and discussed the foregoing Compensation Discussion and Analysis with management.  Based on this review and discussion, the CNG Committee recommended to the Board of Directors that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

The CNG Committee

Thomas Degnan

Gregory Cole

Richard Noll

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the number of shares of common stock of the Company beneficially owned as of February 29, 2020, by: (i) each director; (ii) each of the executive officers named in the Summary Compensation Table; (iii) all executive officers and directors as a group; and (iv) persons known to us to be the beneficial owner of more than 5% of our outstanding common stock.

Name of beneficial owner	Shares of Common Stock Owned(1)	Percent of class
Directors
Lance Mitchell (2)	59,615	*
Gregory Cole	—	*
Thomas Degnan	—	*
Helen Golding	—	*
Marla Gottschalk	—	*
Richard Noll	—	*

Executive Officers	—	*
Michael Graham	15,360	*
Stephan Pace	8,658	*
Craig Cappel	8,913	*
Rachel Bishop	7,923	*
All executive officers and directors as a group (12 individuals)	114,508	*

Greater than 5% stockholders	—	*
PFL (3)	155,455,000	74%

*	less than one percent

(1)	Includes shares underlying Restricted Stock Units that are subject to vesting.
(2)	Mr. Mitchell is also an executive officer of the Company.
(3)

PFL is wholly-owned by Packaging Holdings Limited (“PHL”), which is wholly-owned by Mr. Graeme Hart.  The principal business address of PFL, PHL, and Mr. Hart is c/o Rank Group Limited, Floor 9, 148 Quay Street, Auckland, 1010 New Zealand.

As of December 31, 2019, we had no securities authorized for issuance under equity compensation plans.  As of February 29, 2020, our securities authorized for issuance under equity compensation plans were as follows:

	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (1)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans
Equity compensation plans approved by security holders	165,992	N/A (2)	10,319,033
Equity compensation plans not approved by security holders (1)	—	N/A	—
Total	165,992		10,319,033

(1)	Includes unvested RSUs granted under the Equity Incentive Plan.
(2)	RSUs do not provide for an exercise price.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Prior to our Corporate Reorganization and IPO, we operated as part of RGHL Group’s broader corporate organization rather than as a stand-alone public company.  RGHL Group has performed or supported various corporate services for us, and we have engaged in various transactions with RGHL Group.  In connection with our IPO, we have entered into new agreements with the RGHL Group.  The prices and other terms of these new agreements were negotiated on what we believe to be an arm’s-length basis.  The historical and current arrangements we had and have with RGHL Group are described below.

Historical Arrangements

Supply, Warehousing and Freight Arrangements with Pactiv

We have (i) sold products to Pactiv, primarily aluminum foil and aluminum foil containers, and (ii) purchased products from Pactiv, primarily tableware.  For 2019, revenues from products sold to Pactiv were $149 million, and cost of products purchased from Pactiv was $438 million.

We have stored certain of our finished goods in warehouses operated by Pactiv, and we have stored certain of Pactiv’s finished goods in our warehouses.  In addition, Pactiv has provided us with freight services, including scheduling and coordinating truck deliveries, managing carrier agreements and relationships, claims management and other related freight services, such as mixing and loading our products, together with products made by Pactiv for us, for shipment.  For 2019, Pactiv charged us freight and warehousing costs of $134 million, and we charged Pactiv warehousing costs of $2 million.

Defined Benefit Plans

Certain of our employees participated in a defined benefit plan sponsored by a member of RGHL Group.  We recorded expense of $3 million in cost of sales for 2019, relating to our employees’ participation in this RGHL Group sponsored plan.

Administrative Services and Lease

RGHL Group has provided us certain administrative services, including executive management, human resources, procurement, finance, legal, tax and information technology services, and use of space in our headquarters building in Lake Forest, Illinois.  Total costs allocated to us for these functions were $41 million for 2019.  These amounts also include allocations of a portion of a related party management fee incurred by RGHL Group of $10 million for 2019. In addition, costs of $28 million were allocated to us related to the IPO process that cannot be deferred and offset against the IPO proceeds, as well as costs related to our preparations to operate as a stand-alone public company.

Intercompany Indebtedness

We participated in various interest-bearing lending arrangements with RGHL Group.  During 2019, we incurred borrowings of $98 million from RGHL Group and repaid borrowings of $141 million, and advanced loans of $170 million to RGHL Group and received repayments of $151 million.  The weighted average contractual interest rate related to our related party borrowings as of December 31, 2019 was 2.20%.

We sold substantially all of our U.S. trade receivables through RGHL Group’s securitization facility.  Our participation in this facility ceased upon the completion of our Corporate Reorganization and IPO and we repurchased, for cash, the U.S. trade receivables that we previously sold that were outstanding as of the time of the repurchase.

Transfers of Property, Plant and Equipment

In 2019, in preparation for our IPO the ownership or lease of certain plants, warehouses, equipment (including manufacturing lines), information technology assets and inventory, were transferred to us from RGHL Group with a net book value in an amount totaling $110 million.

Current Arrangements

Supply, Warehousing and Freight Agreements with Pactiv

We have entered into supply agreements to continue selling products to and buying products from Pactiv, as described above. These agreements will expire on December 31, 2024.  Certain of the products we manufacture and sell to Pactiv are made using equipment in our plants that is owned by Pactiv, and certain of the products that Pactiv manufactures and sells to us are made using equipment in Pactiv’s plants that is owned by us.  Under the supply agreements, we and Pactiv agree to maintain the other party’s equipment that is in such party’s plants, provided that any required capital expenditures related to such equipment are the equipment owner’s responsibility.

We have entered into a warehousing and freight services agreement with Pactiv to continue storing many of our finished goods in warehouses operated by Pactiv and to provide certain freight services for shipments from our plants to our warehouses (including Pactiv warehouses) and from our warehouses to our customers.  The term of the warehousing services under the agreement will vary by location.  The term of the freight services under the agreement is for approximately three years.

Transition Services Agreements

We have entered into three Transition Services Agreements (“TSAs”) with members of RGHL Group and Rank:

•

A TSA whereby RGHL Group will continue to provide certain administrative services to us, including information technology service; accounting, treasury, financial reporting and transaction support; human resources; procurement; tax, legal and compliance related services; and other corporate services.  These services will be consistent with administrative services provided to us by RGHL Group prior to our IPO and the charges are at forecasted cost or current cost plus margin.  In addition, we will provide certain services to RGHL Group, consistent with services provided by us to RGHL Group prior to our IPO, which are also charged at current cost plus margin.  Additionally, we have agreed that at each other’s request, certain tax, financial and other information will be provided to enable preparation of tax and financial reports of the respective parties and for other business purposes.

•

A TSA whereby Rank provides certain administrative services to us, including financial reporting, consulting and compliance, insurance procurement and human resources support, legal and corporate secretarial support and related services, to be charged at an agreed hourly rate, and we will provide, at Rank’s request, certain historical tax and financial information to enable Rank to prepare certain of its tax and financial reports.  These services are also charged at an agreed hourly rate.

•

A TSA for our Red Bluff, California and Huntersville, North Carolina facilities, acquired from Pactiv in 2019, whereby Pactiv provides certain services to us, including tooling and engineering support, financial services, procurement services, and environmental, health and safety services, charged at an agreed rate.

The services provided under these TSAs will terminate within 24, 24, and 12 months, respectively (excluding the provision of information), provided that the party receiving services may terminate certain specified services early.

Leases

We lease our corporate headquarters in Lake Forest, IL from Pactiv.  We occupy approximately 70,000 square feet at market rent with a term of ten years, beginning January 1, 2020, with two five-year renewal options.  We also lease approximately 26,000 square feet in Pactiv’s Canandaigua, New York facility for certain research and development activities.  The Canandaigua lease is at market rent and has a term of five years, beginning January 1, 2020, provided we have the right to terminate the lease on six months’ notice.

Director Independence

We are a “controlled company” under the rules of Nasdaq.  As a result, we qualify for exemptions from, and have elected not to comply with, certain corporate governance requirements under the rules, including the requirements that within one year of the closing of our IPO we have a board that is composed of a majority of “independent directors,” as defined under the rules, and a CNG committee that is composed entirely of independent directors.  Even though we are a controlled company, we are required to comply with the rules of the SEC and Nasdaq relating to the membership, qualifications and operations of the Audit Committee.

Our board of directors has determined that Ms. Gottschalk and Mr. Noll are independent directors under Nasdaq rules.

Policies and Procedures for Transactions with Related Persons

We have adopted a Related Person Transaction Policy that provides that our executive officers, directors, nominees for election as a director, beneficial owners of 5% or more of our common stock and any members of the immediate family of any of the foregoing persons are not permitted to enter into a related party transaction with us without the approval or ratification of a designated committee of our board of directors (which will initially be the Audit Committee) or other committee designated by our board of directors made up solely of independent directors. Any request for us to enter into a transaction with an executive officer, director, nominee for election as a director, beneficial owner of 5% or more of our common stock or any member of the immediate family of any of the foregoing persons, in which the amount involved exceeds $120,000 and such person would have a direct or indirect interest, must be presented to our Audit Committee or other committee of independent directors for review to determine whether the related party involved has a direct or indirect material interest in the transaction. In reviewing any such proposal, our Audit Committee or other committee of independent directors are to consider the relevant facts of the transaction, including the risks, costs and benefits to us and whether the transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table presents fees for professional audit services rendered by PricewaterhouseCoopers LLP for the years ended December 31, 2019 and 2018.

	2019	2018
	(in thousands)
Audit fees	3,606	3,741
Total fees	$3,606	$3,741

The audit fees for both 2019 and 2018 were for professional services rendered for the audits of the Company’s annual combined financial statements and quarterly combined financial statements. In addition, 2019 also includes audit fees for professional services rendered in relation to the review of our registration statement and other documents filed with the SEC.

All audit services rendered by PricewaterhouseCoopers LLP in 2018 and 2019 were approved by RGHL’s Audit Committee, which considered whether the provision of all services was compatible with maintaining PricewaterhouseCoopers LLP’s independence.

Pre-Approval Policy

The Audit Committee has adopted a policy with respect to pre-approval of certain types of audit and non-audit related services specifically described by the Audit Committee on an annual basis.  In general, the Audit Committee has pre-approved the provision of certain audit services and audit-related services, in each case up to an annual amount which varies by the type of services.  Individual engagements anticipated to exceed such pre-established thresholds must be separately approved.  This policy also sets forth certain services that the Company’s independent public accountant is prohibited from providing to the Company.  The policy authorizes the Audit Committee to delegate to one or more of its members pre-approval authority with respect to permitted services.  As we were a wholly-owned subsidiary of RGHL in 2019, we did not have a separate pre-approval policy.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1. The following combined financial statements are filed as part of this Annual Report on Form 10-K under Part II, Item 8:

Report of Independent Registered Public Accounting Firm	41
Combined Statements of Income for the Years Ended December 31, 2019, 2018 and 2017	42
Combined Statements of Comprehensive Income for the Years Ended December 31, 2019, 2018 and 2017	43
Combined Balance Sheets as of December 31, 2019 and 2018	44
Combined Statements of Equity (Deficit) for the Years Ended December 31, 2019, 2018 and 2017	45
Combined Statements of Cash Flows for the Years Ended December 31, 2019, 2018 and 2017	46
Notes to Combined Financial Statements	47

2. Exhibits: See “Index to Exhibits” filed as part of this Annual Report on Form 10-K.

ITEM 16. FORM 10-K SUMMARY

None.

INDEX TO EXHIBITS

Exhibit	Description

3.1

Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-39205) filed with the SEC on February 4, 2020)

3.2	Amended and Restated By-Laws (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K (File No. 001-39205) filed with the SEC on February 4, 2020)
4.1*	Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934
10.1†	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-234731) filed with the SEC on November 15, 2019)
10.2†

Reynolds Consumer Products Inc. Equity Incentive Plan (incorporated herein by reference to Exhibit 99 to the Company’s Registration Statement on Form S-8 (File No. 333-236204) filed with the SEC on January 31, 2020)

10.3†

Form of Restricted Stock Unit Award Letter (incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-234731) filed with the SEC on November 15, 2019)

10.4†

Form of Restricted Stock Award Letter (incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-234731) filed with the SEC on November 15, 2019)

10.5†

Form of Performance Share Unit Award Letter (incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-234731) filed with the SEC on November 15, 2019)

10.6†

Employment Agreement, dated July 8, 2019, between Reynolds Consumer Products LLC and Lance Mitchell (incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-234731) filed with the SEC on November 15, 2019)

10.7†

Employment Agreement, dated July 8, 2019, between Reynolds Consumer Products LLC and Michael Graham (incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-234731) filed with the SEC on November 15, 2019)

10.8†

Employment Agreement, dated July 8, 2019, between Reynolds Consumer Products LLC and Craig Cappel (incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-234731) filed with the SEC on November 15, 2019)

10.9†

Employment Agreement, dated July 18, 2019, between Reynolds Consumer Products LLC and Stephan Pace (incorporated herein by reference to Exhibit 10.9 to the Company’s Registration Statement on Form S-1 (File No. 333-234731) filed with the SEC on November 15, 2019)

10.10†

Employment Agreement, dated July 29, 2019, between Reynolds Consumer Products LLC and Rachel Bishop (incorporated herein by reference to Exhibit 10.29 to the Company’s Registration Statement on Form S-1 (File No. 333-234731) filed with the SEC on January 28, 2020)

10.11†

Lance Mitchell Transaction Success Bonus Letter, dated July 8, 2019 (incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-234731) filed with the SEC on November 15, 2019)

10.12†

Michael Graham Transaction Success Bonus Letter, dated July 8, 2019 (incorporated herein by reference to Exhibit 10.11 to the Company’s Registration Statement on Form S-1 (File No. 333-234731) filed with the SEC on November 15, 2019)

10.13†

Craig Cappel Transaction Success Bonus Letter, dated July 8, 2019 (incorporated herein by reference to Exhibit 10.12 to the Company’s Registration Statement on Form S-1 (File No. 333-234731) filed with the SEC on November 15, 2019)

10.14†

Stephan Pace Transaction Success Bonus Letter, dated July 8, 2019 (incorporated herein by reference to Exhibit 10.13 to the Company’s Registration Statement on Form S-1 (File No. 333-234731) filed with the SEC on November 15, 2019)

10.15*†	Rachel Bishop Transaction Success Bonus Letter, dated July 8, 2019
10.16†

Lance Mitchell Restricted Stock Memo, dated July 8, 2019 (incorporated herein by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-234731) filed with the SEC on November 15, 2019)

10.17†

Michael Graham Restricted Stock Memo, dated July 8, 2019 (incorporated herein by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-234731) filed with the SEC on November 15, 2019)

10.18†

Craig Cappel Restricted Stock Memo, dated July 8, 2019 (incorporated herein by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-234731) filed with the SEC on November 15, 2019)

10.19†

Stephan Pace Restricted Stock Memo, dated July 8, 2019 (incorporated herein by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (File No. 333-234731) filed with the SEC on November 15, 2019)

10.20*†	Rachel Bishop Restricted Stock Memo, dated July 8, 2019
10.21

Master Supply Agreement, dated November 1, 2019, between Reynolds Consumer Products LLC, as Seller, and Pactiv LLC, as Buyer (incorporated herein by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (File No. 333-234731) filed with the SEC on November 15, 2019)

10.22

Master Supply Agreement, dated November 1, 2019, between Pactiv LLC, as Seller, and Reynolds Consumer Products LLC, as Buyer (incorporated herein by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (File No. 333-234731) filed with the SEC on November 15, 2019)

10.23

Warehousing and Freight Services Agreement, dated November 1, 2019, between Pactiv LLC and Reynolds Consumer Products LLC (incorporated herein by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-234731) filed with the SEC on November 15, 2019)

10.24

Transition Services Agreement, dated November 1, 2019, between Pactiv LLC and Reynolds Consumer Products LLC (incorporated herein by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (File No. 333-234731) filed with the SEC on November 15, 2019)

10.25

Transition Services Agreement, dated January 22, 2020, between Rank Group Limited and Reynolds Consumer Products Inc. (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-39205) filed with the SEC on February 4, 2020)

10.26

Transition Services Agreement, dated February 4, 2020, between Reynolds Group Holdings Inc. and Reynolds Consumer Products Inc. (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-39205) filed with the SEC on February 4, 2020)

10.27

Amended and Restated Lease Agreement, dated January 1, 2020, between Pactiv LLC and Reynolds Consumer Products LLC (incorporated herein by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 (File No. 333-234731) filed with the SEC on January 21, 2020)

10.28	Tax Matters Agreement, dated February 4, 2020 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-39205) filed with the SEC on February 4, 2020)
10.29

Registration Rights Agreement, dated February 4, 2020, between Packaging Finance Limited and Reynolds Consumer Products Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-39205) filed with the SEC on February 4, 2020)

10.30

Stockholders Agreement dated February 4, 2020, between Packaging Finance Limited and Reynolds Consumer Products Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-39205) filed with the SEC on February 4, 2020)

10.31

Credit Agreement between Reynolds Consumer Products LLC, as borrower, Reynolds Consumer Products Inc., as parent, and certain lenders party thereto (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K (File No. 001-39205) filed with the SEC on February 4, 2020)

14.1*	Statement of Business Principles and Code of Conduct Policy
21.1	List of subsidiaries (incorporated herein by reference to Exhibit 21.1 to the Company’s Registration Statement on Form S-1 (File No. 333-234731) filed with the SEC on November 15, 2019)
23.1*	Consent of PricewaterhouseCoopers LLP
24.1*	Power of Attorney (see signature page to this Annual Report on Form 10-K)
31.1*	Certification of Principal Financial Officer of the Company Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer of the Company Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer of the Company Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer of the Company Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*     Filed herewith.

†     Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

REYNOLDS CONSUMER PRODUCTS INC.
(Registrant)

By:	/s/ Lance Mitchell
Lance Mitchell
Chief Executive Officer
March 10, 2020

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below does hereby make, constitute and appoint Lance Mitchell and Michael Graham, and each of them acting individually, his or her true and lawful attorneys-in-fact and agents, with full power of substitution, for them and in their name, place and stead, in any and all capacities, to sign the Annual Report on Form 10-K, and any amendments thereto, and to file the same with all exhibits thereto, and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Lance Mitchell	Chief Executive Officer and Director (Principal Executive Officer)	March 10, 2020
Lance Mitchell

/s/ Michael Graham	Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	March 10, 2020
Michael Graham

/s/ Richard Noll	Director and Chairman of the Board of Directors	March 10, 2020
Richard Noll

/s/ Gregory Cole	Director	March 10, 2020
Gregory Cole

/s/ Thomas Degnan	Director	March 10, 2020
Thomas Degnan

/s/ Helen Golding	Director	March 10, 2020
Helen Golding

/s/ Marla Gottschalk	Director	March 10, 2020
Marla Gottschalk