Form 10-Q
period 2020-03-31
Reynolds Consumer Products Inc.
filed 2020-05-07
CIK 1786431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File Number: 001-39205

REYNOLDS CONSUMER PRODUCTS INC.

(Exact Name of Registrant as Specified in its Charter)

Delaware	45-3464426
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1900 W. Field Court

Lake Forest, Illinois 60045

(Address of principal executive offices) (Zip Code)

Telephone: (800) 879-5067

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, $0.001 par value	REYN	Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☑	Smaller reporting company	☐

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☑

As of April 30, 2020, the registrant had 209,700,500 shares of common stock, $0.001 par value per share, outstanding.

i

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains statements reflecting our views about our future performance that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including those risks and uncertainties discussed in Item 1A. “Risk Factors” in the 2019 Form 10-K and as updated in the Quarterly Reports on Form 10-Q. You should specifically consider the numerous risks outlined in Item 1A. “Risk Factors.” These risks and uncertainties include factors related to:

•	changes in consumer preferences, lifestyle and environmental concerns;
•	relationships with our major customers, consolidation of our customer bases and loss of a significant customer;
•	competition and pricing pressures;
•	loss of, or disruption at, any of our key manufacturing facilities;
•	our suppliers of raw materials and any interruption in our supply of raw materials;
•	loss due to an accident, labor issues, weather conditions, natural disaster, the emergence of a pandemic or disease outbreak, such as coronavirus or otherwise;
•	the unknown duration and economic, operational and financial impacts of the global outbreak of the COVID-19 pandemic;
•	costs of raw materials, energy and freight, including the impact of tariffs, trade sanctions and similar matters affecting our importation of certain raw materials;
•	our ability to develop and maintain brands that are critical to our success;
•	economic downturns in our target markets; and
•	difficulty meeting our sales growth objectives and innovation goals.

Although we believe the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, level of activity, performance or achievements. Moreover, neither we nor any other person assumes responsibility for the accuracy and completeness of any of these forward-looking statements. Investors are cautioned not to place undue reliance on any such forward-looking statements, which speak only as of the date they are made. We are under no duty to update any of these forward-looking statements after the date of this Quarterly Report on Form 10-Q to conform our prior statements to actual results or revised expectations.

Additional information about these factors and about the material factors or assumptions underlying such forward-looking statements is included within our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 which was filed on March 10, 2020, under Part I, Item 1A. “Risk Factors.”

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Reynolds Consumer Products Inc.

Condensed Consolidated Statements of Income

(in millions, except for per share data)

(Unaudited)

	For the Three Months Ended
	March 31,
	2020	2019
Net revenues	$691	$625
Related party net revenues	39	40
Total net revenues	730	665
Cost of sales	(541)	(492)
Gross profit	189	173
Selling, general and administrative expenses	(82)	(78)
Other expense, net	(15)	(5)
Income from operations	92	90
Interest expense, net	(27)	(68)
Income before income taxes	65	22
Income tax expense	(39)	(5)
Net income	$26	$17

Earnings per share:
Basic	$0.14	$0.11
Diluted	$0.14	$0.11

Weighted average shares outstanding:
Basic	188.8	155.5
Effect of dilutive securities	0.2	—
Diluted	189.0	155.5

See accompanying notes to the condensed consolidated financial statements.

Reynolds Consumer Products Inc.

Condensed Consolidated Statements of Comprehensive Income

(in millions)

(Unaudited)

	For the Three Months Ended
	March 31,
	2020	2019
Net income	$26	$17
Other comprehensive income (loss), net of income taxes:
Currency translation adjustment	(2)	—
Employee benefit plans	—	(1)
Other comprehensive income (loss), net of income taxes	(2)	(1)
Comprehensive income	$24	$16

See accompanying notes to the condensed consolidated financial statements.

Reynolds Consumer Products Inc.

Condensed Consolidated Balance Sheets

(in millions, except for per share data)

	(Unaudited) As of March 31, 2020	As of December 31, 2019
Assets
Cash and cash equivalents	$200	$102
Accounts receivable (net of allowance for doubtful accounts of $1 and $0)	316	13
Other receivables	8	7
Related party receivables	4	14
Inventories	433	418
Other current assets	12	16
Total current assets	973	570
Property, plant and equipment (net of accumulated depreciation of $657 and $642)	543	537
Operating lease right-of-use assets, net	62	42
Goodwill	1,879	1,879
Intangible assets, net	1,115	1,123
Other assets	15	9
Total assets	$4,587	$4,160
Liabilities
Accounts payable	$144	$135
Related party payables	48	72
Related party accrued interest payable	—	18
Current portion of long-term debt	25	21
Income taxes payable	10	—
Dividends payable	31	—
Accrued and other current liabilities	127	132
Total current liabilities	385	378
Long-term debt	2,423	1,990
Long-term related party borrowings	—	2,214
Long-term operating lease liabilities	54	35
Deferred income taxes	288	294
Long-term postretirement benefit obligation	49	48
Other liabilities	18	19
Total liabilities	$3,217	$4,978
Commitments and contingencies (Note 9)
Stockholders’ equity
Common stock, $0.001 par value; 2,000 shares authorized; 209.7 shares issued and outstanding	—	—
Additional paid-in capital	1,378	—
Net parent deficit	—	(823)
Accumulated other comprehensive income	3	5
Retained earnings	(11)	—
Total stockholders' equity	1,370	(818)
Total liabilities and stockholders' equity	$4,587	$4,160

See accompanying notes to the condensed consolidated financial statements.

Reynolds Consumer Products Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in millions)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Net Parent (Deficit)	Accumulated Other Comprehensive Income	Total Equity (Deficit)
Balance as of December 31, 2018	$—	$—	$—	$(1,034)	$7	$(1,027)
Adoption of new accounting principle	—	—	—	(3)	3	—
Net income	—	—	—	17	—	17
Other comprehensive loss, net of income taxes	—	—	—	—	(1)	(1)
Net transfers (to) from Parent	—	—	—	12	—	12
Balance as of March 31, 2019	$—	$—	$—	$(1,008)	$9	$(999)

Balance as of December 31, 2019	$—	$—	$—	$(823)	$5	$(818)
Net income	—	—	20	6	—	26
Other comprehensive loss, net of income taxes	—	—	—	—	(2)	(2)
Net transfers (to) from Parent	—	—	—	855	—	855
Reclassification of net parent (deficit) in RCP	—	38	—	(38)	—	—
Issuance of common stock, net of costs	—	1,339	—	—	—	1,339
Dividends declared	—	—	(31)	—	—	(31)
Stock-based compensation	—	1	—	—	—	1
Balance as of March 31, 2020	$—	$1,378	$(11)	$—	$3	$1,370

See accompanying notes to the condensed consolidated financial statements.

Reynolds Consumer Products Inc.

Condensed Consolidated Statements of Cash Flows

(in millions)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Cash provided by (used in) operating activities
Net income	$26	$17
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	24	21
Deferred income taxes	28	(1)
Unrealized (gains) losses on derivatives	4	(7)
Stock compensation expense	1	—
Change in assets and liabilities:
Accounts receivable, net	(303)	3
Other receivables	(1)	8
Related party receivables	9	(88)
Inventories	(16)	(59)
Accounts payable	10	(11)
Related party payables	(20)	(18)
Related party accrued interest payable	(18)	53
Income taxes payable	11	6
Accrued and other current liabilities	(7)	(20)
Other assets and liabilities	(3)	—
Net cash used in operating activities	(255)	(96)
Cash (used in) provided by investing activities
Acquisition of property, plant and equipment	(23)	(15)
Advances to related parties	—	(50)
Repayments from related parties	—	137
Net cash (used in) provided by investing activities	(23)	72
Cash provided by (used in) financing activities
Proceeds from long-term debt, net of discounts	2,472	—
Repayments of RGHL Group Credit Agreement	(8)	(4)
Advances from related parties	240	12
Repayments to related parties	(3,627)	(6)
Deferred debt transaction costs	(28)	—
Proceeds from IPO settlement facility	1,168	—
Repayment of IPO settlement facility	(1,168)	—
Issuance of common stock	1,410	—
Equity issuance costs	(69)	—
Net transfers from (to) Parent	(14)	4
Net cash provided by financing activities	376	6
Effect of exchange rate on cash flows and cash equivalents	—	—
Net increase (decrease) in cash and cash equivalents	98	(18)
Cash and cash equivalents at beginning of period	102	23
Cash and cash equivalents at end of period	$200	$5

Significant non-cash investing and financing activities

New leases resulted in the recognition of ROU assets and corresponding lease liabilities of $24 million and $3 million for the three months ended March 31, 2020 and 2019, respectively. Refer to Note 1 – Summary of Significant Accounting Policies and Note 12 – Related Party Transactions for details of significant non-cash investing and financing activities.

See accompanying notes to the condensed consolidated financial statements.

Reynolds Consumer Products Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – Summary of Significant Accounting Policies

Description of Business:

Reynolds Consumer Products Inc. and its subsidiaries (“we”, “us” or “our”) produce and sell products across three broad categories: cooking products, waste & storage products and tableware. We sell our products under brands such as Reynolds and Hefty, and also under store brands. Our product portfolio includes aluminum foil, wraps, disposable bakeware, trash bags, food storage bags and disposable tableware. We report four business segments: Reynolds Cooking & Baking; Hefty Waste & Storage; Hefty Tableware; and Presto Products.

Basis of Presentation:

Prior to the completion of our Corporate Reorganization, as defined in our registration statement on Form S-1 (File No. 333-234731), and initial public offering (“IPO”) on February 4, 2020, we operated as part of Reynolds Group Holdings Limited (“RGHL”) and not as a stand-alone entity. We represented the business that was reported as the Reynolds Consumer Products segment in the consolidated financial statements of RGHL and its subsidiaries (collectively, “RGHL Group” or the “Parent”). As part of our Corporate Reorganization, we reorganized the legal structure of our entities so they are all under a single parent entity, Reynolds Consumer Products Inc. In conjunction with our Corporate Reorganization and IPO, we separated from RGHL Group on February 4, 2020. We prepared the accompanying unaudited condensed consolidated financial statements in accordance with United States generally accepted accounting principles ("GAAP") for interim financial information and the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X issued by the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and notes required by GAAP for comprehensive annual financial statements.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2019, and should be read in conjunction with the disclosures therein. In our opinion, these interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to state fairly the financial condition, results of operations, and cash flows for the periods presented. Operating results for interim periods are not necessarily indicative of annual operating results.

Our condensed consolidated statements of income include allocations of certain expenses for services provided by RGHL Group prior to our separation, including, but not limited to, general corporate expenses related to group wide functions including executive management, finance, legal, tax, information technology and a portion of a related party management fee incurred by RGHL Group. Total costs allocated to us for these functions were $2 million and $9 million for the three months ended March 31, 2020 and 2019, respectively, and were primarily included in selling, general and administrative expenses in our condensed consolidated statements of income. These amounts include costs of $1 million and $4 million for the three months ended March 31, 2020 and 2019, respectively, that were not historically allocated to us as part of RGHL Group's normal monthly reporting process. Additionally, in the three months ended March 31, 2020, costs of $2 million were allocated to us related to the IPO process that cannot be deferred and offset against the IPO proceeds, which are included in other expense, net in our condensed consolidated statements of income. All of these expenses have been allocated on a basis considered reasonable by management, using either specific identification, such as direct usage or headcount when identifiable, or proportional allocations determined with reference to time incurred, relative to revenues, or other reasonable methods of allocation. Amounts allocated on a proportional basis relate to certain corporate functions and are reflective of the time and effort expended in the provision of these corporate functions to us.

Initial Public Offering:

On February 4, 2020, we completed our separation from RGHL Group and the IPO of our common stock pursuant to a Registration Statement on Form S-1. In the IPO, we sold an aggregate of 54,245,500 shares of common stock, including 7,075,500 shares of common stock purchased by the underwriters on February 7, 2020 pursuant to their option to purchase additional shares, under the Registration Statement at a public offering price of $26.00 per share.

In conjunction with our separation from RGHL Group and IPO, we reclassified RGHL Group’s historical net investment in us to additional paid-in capital. Each share of our outstanding common stock, immediately prior to our IPO, was exchanged into 155,455 shares of common stock. In addition, certain related party borrowings owing to RGHL Group were contributed as additional paid-in capital without the issuance of any additional shares.

Note 2 – New Accounting Standards

Recently Adopted Accounting Guidance:

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU and subsequent amendments to the initial guidance modify the impairment model to use an expected loss methodology in place of the previously used incurred loss methodology, which may result in earlier recognition of losses related to financial instruments. This change is effective for fiscal years beginning after December 15, 2019, with early adoption permitted, and requires a cumulative effect adjustment to the balance sheet upon adoption. We adopted these requirements as of January 1, 2020 with no material impact on our condensed consolidated financial statements.

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs for internal-use software. This ASU is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. We adopted the standard as of January 1, 2020 with no material impact on our condensed consolidated financial statements.

Accounting Guidance Issued But Not Yet Adopted:

In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20) Disclosure - Framework - Changes to the Disclosure Requirements for Defined Benefit Plans.  The ASU modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The ASU is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. We are currently evaluating the requirements of this guidance, which is expected to impact our disclosures but is not expected to impact the measurement and recognition of amounts in our consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. This ASU removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This ASU is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. We are currently assessing the impact of this standard on our condensed consolidated financial statements.

Note 3 – Inventories

Inventories consisted of the following:

	March 31, 2020	December 31, 2019
	(in millions)
Raw materials	$136	$125
Work in progress	46	47
Finished goods	222	217
Spare parts	29	29
Inventories	$433	$418

Note 4 – Debt

Long-term debt consisted of the following:

	March 31, 2020	December 31, 2019
	(in millions)
Term loan facility	$2,475	$—
RGHL Group U.S. Term Loan	—	2,017
Deferred financing transaction costs	(24)	(4)
Original issue discounts	(3)	(2)
	2,448	2,011
Less: current portion	(25)	(21)
Long-term debt	$2,423	$1,990

External Debt Facilities

In February 2020, we entered into new external debt facilities (“External Debt Facilities”), which consist of (i) a $2,475 million senior secured term loan facility (“Term Loan Facility”); and (ii) a $250 million senior secured revolving credit facility (“Revolving Facility”). In addition, on February 4, 2020 we entered into, and extinguished, a $1,168 million facility (“IPO Settlement Facility”). The proceeds from the Term Loan Facility and IPO Settlement Facility, net of transaction costs and original issue discounts, together with available cash, were used to repay accrued related party interest and a portion of the related party loans payable.

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

Term Loan Facility

The Term Loan Facility matures in February 2027. The Term Loan Facility amortizes in equal quarterly installments of $6 million, commencing in June 2020, with the balance being payable on maturity.

Revolving Facility

The Revolving Facility matures in February 2025 and includes a sub-facility for letters of credit. As of March 31, 2020, we had no drawings under the Revolving Facility, however, we had $7 million of letters of credit outstanding, which reduces the borrowing capacity under the Revolving Facility.

Reallocation of Borrowings Under the RGHL Group Credit Agreement

Amounts outstanding under the RGHL Group Credit Agreement were reallocated to an entity within RGHL Group and on February 4, 2020, we were fully and unconditionally released from the security and guarantee arrangements relating to RGHL Group’s borrowings.

Fair Value of Our Long-Term Debt

The fair value of our long-term debt as of March 31, 2020, which is a Level 2 fair value measurement, approximates the carrying value due to the variable market interest rate and the stability of our credit profile.

Note 5 – Benefit Plans

Prior to our separation from RGHL Group and IPO, certain of our employees participated in a defined benefit plan sponsored by RGHL Group, along with participants of RGHL Group's other businesses. This plan was accounted for as a multiemployer plan in our combined financial statements presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and as a result, no asset or liability was recorded by us to recognize the funded status of the plan. We recorded no expense relating to our employees' participation in the RGHL Group sponsored plan in the condensed consolidated statements of income after the separation as this obligation was maintained by RGHL Group.

After our separation from RGHL Group and IPO, we established a defined benefit plan for certain of our employees. The initial liability was $2 million which was funded during the first quarter of 2020. The plan is non-contributory and eligible employees are fully vested after five years of service.

Components of Net Periodic Defined Benefit Pension and Other Postretirement Benefit Costs

Total net periodic pension and postretirement benefit cost was $1 million and zero for the three months ended March 31, 2020 and 2019, respectively. Prior to the separation from RGHL Group, our net periodic benefit costs included just our other postretirement benefit plans. After the separation, total net periodic benefit costs include all costs associated with our defined benefit and other postretirement plans.

Note 6 – Income Taxes

Prior to our separation from RGHL Group and IPO, our U.S. operations were included in the U.S. federal consolidated and certain state and local tax returns filed by RGHL Group.  We also file certain separate U.S. state and local and foreign income tax returns. For the periods prior to separation, income tax (expense) benefit and deferred tax balances are presented in these condensed consolidated statements of income as if we filed tax returns on a stand-alone basis. Income tax payable balances as of December 31, 2019, were classified within “net parent deficit” on the condensed consolidated balance sheet since RGHL Group is legally liable for the tax. On separation from RGHL Group, becoming a separate taxable entity and the change from carve-out financial statements to consolidated financial statements, we have remeasured certain deferred taxes. These adjustments have been recognized directly in equity.

Our income tax expense for the three months ended March 31, 2020 and 2019 incorporates an expected annualized effective tax rate of approximately 25%, excluding the impact of discrete items.  Our income tax expense for the three months ended March 31, 2020 includes an incremental discrete expense of $23 million due to the remeasurement of our deferred tax asset associated with deductibility of interest expense as a result of the enactment, subsequent to our separation from RGHL Group, of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act on March 27, 2020. The retroactive components of the CARES Act are expected to change RGHL Group’s U.S. federal consolidated tax return for the year ended December 31, 2019, which will reduce the benefits of future tax deductions that we received at the time of separation from RGHL Group.

Note 7 – Financial Instruments

Derivative instruments, consisting of commodity contracts, were recorded at fair value in our condensed consolidated balance sheets and consisted of a liability of $4 million, recorded in accrued and other liabilities, and an asset of $1 million, recorded in other current assets, as of March 31, 2020 and December 31, 2019, respectively.

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

We recognized an unrealized loss of $4 million and an unrealized gain of $7 million for the three months ended March 31, 2020 and 2019, respectively, in cost of sales in the condensed consolidated statements of income.

The following table provides the detail of outstanding commodity derivative contracts as of March 31, 2020:

Type	Unit of measure	Contracted volume	Contracted price range	Contracted date of maturity
Benzene swaps	U.S. liquid gallon	1,340,608	$2.15-$2.59	Jun - Sep 2020
Diesel swaps	U.S. liquid gallon	3,540,349	$2.50-$3.17	May 2020 - Mar 2021

Note 8 – Stock-based Compensation

We granted restricted stock units (“RSUs”) in July 2019 to certain members of management, pursuant to retention agreements entered into with these employees (the “IPO Grants”). These RSUs vest upon satisfaction of both a performance-based vesting condition (the “IPO Condition”) and a service-based vesting condition (the “Service Condition”). The IPO Condition was satisfied when we completed our IPO on February 4, 2020. The Service Condition will be satisfied with respect to one-third of an employee’s RSUs on each anniversary from the date of our IPO for three consecutive years, subject to the employee’s continued employment through the applicable vesting date.

In addition, in conjunction with our Corporate Reorganization and IPO, we have established a 2020 incentive award plan for purposes of granting stock-based compensation awards to certain of our senior management, our non-executive directors and to certain employees, to incentivize their performance and align their interests with ours. The maximum number of shares of common stock initially available for issuance under equity incentive awards granted pursuant to the plan is equal to 10.5 million shares. At March 31, 2020, there were approximately 0.4 million total restricted stock units outstanding, of which 0.2 million shares were IPO Grants and 0.2 million shares were granted in the three months ended March 31, 2020.

Note 9 – Commitments and Contingencies

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

As of March 31, 2020, there were no legal proceedings pending other than those for which we have determined that the possibility of a material outflow is remote.

Note 10 – Segment Reporting

We have four reportable segments - Reynolds Cooking & Baking, Hefty Waste & Storage, Hefty Tableware and Presto Products. The key factors used to identify these reportable segments are the organization and alignment of our internal operations and the nature of our products.  This reflects how our Chief Operating Decision Maker (“CODM”) monitors performance, allocates capital and makes strategic and operational decisions. We present segment adjusted EBITDA ("Adjusted EBITDA") as this is the financial measure by which management and our CODM allocate resources and analyze the performance of our reportable segments. Adjusted EBITDA represents each segment's earnings before interest, tax, depreciation and amortization and is further adjusted to exclude unrealized gains and losses on derivatives, costs associated with rationalizing operations and administrative functions, factoring discounts (pre-IPO), amortization of actuarial gains, the allocated related party management fee (pre-IPO) and IPO transaction-related costs.

	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Segment Total	Unallocated(1)	Total
Three Months Ended March 31, 2020	(in millions)
Net revenues	$243	$189	$178	$127	$737	(7)	$730
Intersegment revenues	—	3	—	—	3	(3)	—
Total segment net revenues	243	192	178	127	740	(10)	730
Adjusted EBITDA	40	55	35	23	153
Depreciation and amortization	6	4	3	4	17	7	24

	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Segment Total	Unallocated(1)	Total
Three Months Ended March 31, 2019	(in millions)
Net revenues	$213	$161	$164	$127	$665	—	$665
Intersegment revenues	—	4	—	—	4	(4)	—
Total segment net revenues	213	165	164	127	669	(4)	665
Adjusted EBITDA	18	39	35	20	112
Depreciation and amortization	4	3	3	6	16	5	21

Segment assets consisted of the following:

	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Segment Total	Unallocated(1)	Total
	(in millions)
As of March 31, 2020	$421	$241	$148	$181	$991	$3,596	$4,587
As of December 31, 2019	395	251	137	182	965	3,195	4,160

(1)

Unallocated includes the elimination of intersegment revenues, other revenue adjustments and certain corporate costs, depreciation and amortization and assets not allocated to segments. Unallocated assets are comprised of cash, accounts receivable, other receivables, entity-wide property, plant and equipment, entity-wide operating lease right-of-use assets, goodwill, intangible assets, related party receivables and other assets.

The following table presents a reconciliation of segment Adjusted EBITDA to GAAP income before income taxes:

	Three Months Ended March 31,
	2020	2019
	(in millions)
Segment Adjusted EBITDA	$153	$112
Corporate / unallocated expenses	(18)	(2)
	135	110
Adjustments to reconcile to GAAP income before income taxes
Depreciation and amortization	(24)	(21)
Interest expense, net	(27)	(68)
Factoring discount	—	(5)
Allocated related party management fee	—	(2)
IPO transaction-related costs	(14)	—
Unrealized gains (losses) on derivatives	(4)	7
Other	(1)	1
Consolidated GAAP income before income taxes	$65	$22

Information in Relation to Products

Net revenues by product line are as follows:

	Three Months Ended March 31,
	2020	2019
	(in millions)
Waste and storage products (1)	$316	$288
Cooking products	243	213
Tableware	178	164
Other	(7)	—
Net revenues	$730	$665

(1)	Waste and storage products are comprised of our Hefty Waste & Storage and Presto Products segments.

Our different product lines are generally sold to a common group of customers.  For all product lines, there is a relatively short time period between the receipt of the order and the transfer of control over the goods to the customer.

Note 11 – Accumulated Other Comprehensive Income

The following table summarizes the changes in our balances of each component of accumulated other comprehensive income.

	Three Months Ended March 31,	Three Months Ended March 31,
	2020	2019
	(in millions)
Currency translation adjustments:
Balance as of beginning of period	$(6)	$(7)
Currency translation adjustments	(2)	—
Other comprehensive income (loss)	(2)	—
Balance as of end of period	$(8)	$(7)
Employee benefit plans:
Balance as of beginning of period	$11	$14
Adoption of new accounting principle	—	3
Amortization of actuarial gain	—	(1)
Other comprehensive income (loss)	—	(1)
Balance as of end of period	$11	$16
Accumulated other comprehensive income
Balance as of beginning of period	$5	$7
Adoption of new accounting principle	—	3
Other comprehensive income (loss)	(2)	(1)
Balance as of end of period	$3	$9

Note 12 – Related Party Transactions

We historically operated as part of RGHL Group. In preparation for our IPO, RGHL Group transferred its interest in us to Packaging Finance Limited (“PFL”). PFL owns the majority of our outstanding common stock and is the sole shareholder of RGHL Group. In addition to the allocation of expenses for certain services related to group wide functions provided by RGHL Group discussed in Note 1, other transactions between us and RGHL Group are described below.

Transactions Related to our Separation from RGHL Group

On January 30, 2020, we repurchased all of the U.S. accounts receivable that we previously sold through RGHL Group’s securitization facility for $264 million, $240 million of which was settled in cash and the remaining amount used to settle certain current related party receivables. The cash to purchase these receivables was provided by an increase in related party borrowings, which was subsequently settled as discussed below.

On January 30, 2020, our outstanding borrowings, net of deferred financing transaction costs and original issue discounts plus accrued interest incurred under the RGHL Group Credit Agreement were reallocated to an entity within RGHL Group and on February 4, 2020, we were fully and unconditionally released from the security and guarantee arrangements relating to RGHL Group’s borrowings. This reallocation resulted in a payment to RGHL Group of $8 million for accrued interest and an increase of $2,001 million in related party borrowings, which was subsequently settled as discussed below.

On February 4, 2020, we repaid $3,627 million of related party borrowings and $22 million of related party accrued interest owing to RGHL Group and capitalized, as additional paid-in capital without the issuance of any additional shares, the remaining $831 million balance of the related party borrowings owing to RGHL Group.

On February 4, 2020, we entered into a transition services agreement with Reynolds Group Holdings Inc. whereby RGHL Group will continue to provide certain administrative services to us, including information technology services; accounting, treasury, financial reporting and transaction support; human resources; procurement; tax, legal and compliance related services; and other corporate services for up to 24 months. In addition, we entered into a transition services agreement with Rank Group Limited whereby, upon our request, Rank Group Limited will provide certain administrative services to us, including financial reporting, consulting and compliance services, insurance procurement and human resources support, legal and corporate secretarial support, and related services for up to 24 months. For the three months ended March 31, 2020, we incurred $3 million related to transition services included in selling, general and administrative expenses in our condensed consolidated statements of income.

On-going Related Party Transactions

For the three months ended March 31, 2020 and 2019, revenues from product sold to RGHL Group were $39 and $40 million, respectively. For the three months ended March 31, 2020 and 2019, products purchased from RGHL Group were $83 million and $124 million, respectively. For the three months ended March 31, 2020 and 2019, RGHL Group charged us $26 million and $34 million, respectively, of their freight and warehousing costs, which were included in cost of sales. Furthermore, $23 million of the dividend payable as of March 31, 2020 is due to PFL. The resulting related party receivables and payables are settled regularly with RGHL Group in the normal course of business.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our discussion and analysis is intended to help the reader understand our results of operations and financial condition and is provided as an addition to, and should be read in connection with, our combined financial statements and the accompanying notes contained in our Annual Report on Form 10-K for the year ended December 31, 2019. Tabular dollars are presented in millions.

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

Our Separation from RGHL Group

Prior to our Corporate Reorganization and IPO completed on February 4, 2020, we operated as part of RGHL Group’s broader corporate organization rather than as a stand-alone public company. RGHL Group performed or supported various corporate services for us, including executive management, supply chain, information technology, legal, finance and accounting, human resources, risk management, tax, treasury and other services. In addition, we have sold products to, and purchased products from, RGHL Group. Historically, these transactions involving RGHL Group may not have always been consummated on terms equivalent to those in an arm’s-length transaction. Sales to RGHL Group of products that we manufacture have been reflected as related party net revenues in our condensed consolidated financial statements. Certain related party transactions are reflected as related party receivables and payables in our condensed consolidated balance sheets and are settled in cash. Prior to our Corporate Reorganization and IPO, certain related party transactions with RGHL Group were settled by either non-cash capital contributions from RGHL Group to us or non-cash capital distributions from us and were included as part of RGHL Group’s net investment in our condensed consolidated balance sheets. We also utilize manufacturing and warehousing facilities and resources managed by RGHL Group to conduct our business. The expenses associated with these transactions are included in cost of sales in our condensed consolidated statements of income. We believe that the assumptions and methodologies underlying the allocation of these expenses from RGHL Group are reasonable. However, such allocations do not necessarily reflect what the results of operations and financial position would have been had we operated as a stand-alone public company during the periods presented.

In conjunction with our separation from RGHL Group, we entered into a transition services agreement with Reynolds Group Holdings Inc. whereby RGHL Group will continue to provide certain administrative services to us, including information technology services; accounting, treasury, financial reporting and transaction support; human resources; procurement; tax, legal and compliance related services; and other corporate services for up to 24 months. In addition, we entered into a transition services agreement with Rank Group Limited whereby, upon our request, Rank Group Limited will provide certain administrative services to us, including financial reporting, consulting and compliance services, insurance procurement and human resources support, legal and corporate secretarial support, and related services for up to 24 months. At the conclusion of these transitional arrangements, we will have to perform these services with internal resources or contract with third party providers. The previous arrangements we had with RGHL Group, as reflected in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q, may be materially different from the arrangements that we have entered into as part of our separation from RGHL Group.

On February 4, 2020, in conjunction with our Corporate Reorganization and IPO, we entered into the Term Loan Facility and Revolving Facility (together, the “External Debt Facilities”) and repaid portions of the related party borrowings owed to RGHL Group that were reflected on our condensed consolidated balance sheets. RGHL Group contributed the remaining balance of related party borrowings owed by us to RGHL Group as additional paid-in capital without the issuance of any additional shares prior to the closing of our IPO. In addition, all indebtedness that we had borrowed under RGHL Group’s Credit Agreement was reallocated and we were released as a borrower and guarantor from such facilities and released as a guarantor of RGHL Group’s outstanding senior notes.

Impact of COVID-19

As we manufacture and sell products that are essential to the daily lives of consumers, we have been classified as an “essential business” and our operations have remained open throughout the COVID-19 pandemic. We have implemented policies and procedures designed to protect our employees and our customers including implementing recommendations from the Centers for Disease Control and Prevention for social distancing in our plants, screening employees for increased temperature at certain locations, providing masks and/or face coverings, engagement of third-party vendors to clean and sanitize facilities, implementing a work from home policy for all employees who can do so, and enhanced leave policies to ensure employees experiencing symptoms of COVID-19 stay at home. As the pandemic progresses, we remain committed to adapting our policies and procedures to ensure the safety of our employees and compliance with federal, state, and local regulations. We did not experience a material increase in costs during the first quarter of 2020 as a result of COVID-19, however costs incurred in the first quarter of 2020 are not representative of what we expect to incur moving forward.

During the first quarter of 2020, we experienced increased demand due to the consumer response to the COVID-19 pandemic which contributed to an increase in net sales. This was due to both increased usage as consumers shifted to spending more time at home and pantry stocking of certain of our products. The duration of the COVID-19 pandemic remains unknown, and its ongoing impact on our operations may not be consistent with our experiences to date. At this time, we are unable to predict with any certainty the nature, timing or magnitude of any changes in future sales and/or earnings attributable to the spread of COVID-19 in North America. See “Risk Factors.”

Non-GAAP Measures

In this Quarterly Report on Form 10-Q we use the non-GAAP financial measures “Adjusted EBITDA”, “Adjusted Net Income” and “Adjusted EPS”, which are measures adjusted for the impact of specified items and are not in accordance with GAAP.

We define Adjusted EBITDA as net income calculated in accordance with GAAP, plus the sum of income tax expense, net interest expense, depreciation and amortization and further adjusted to exclude unrealized gains and losses on derivatives, factoring discounts (pre-IPO), the allocated related party management fee (pre-IPO) and IPO transaction-related costs. We define Adjusted Net Income and Adjusted Earnings Per Share as Net Income and Earnings Per Share calculated in accordance with GAAP, plus the sum of IPO transaction-related costs, the impact of tax legislation changes under the CARES Act enacted March 27, 2020 and any unrealized gains or losses on derivatives.

We present Adjusted EBITDA because it is a key measure used by our management team to evaluate our operating performance, generate future operating plans and make strategic decisions. In addition, our chief operating decision maker uses Adjusted EBITDA of each reportable segment to evaluate the operating performance of such segments. We use Adjusted Net Income and Adjusted Earnings Per Share as supplemental metrics to evaluate our business’ performance in a way that also considers our ability to generate profit without the impact of certain items. Accordingly, we believe presenting these metrics provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management team and board of directors.

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

The following is a reconciliation of our net income, the most directly comparable GAAP financial measure, to Adjusted EBITDA for each of the periods indicated:

	Three months ended March 31,
	2020	2019
	(in millions)
Net income – GAAP	$26	$17
Income tax expense	39	5
Interest expense, net	27	68
Depreciation and amortization	24	21
Factoring discount (1)	—	5
Allocated related party management fee (2)	—	2
IPO transaction-related costs (3)	14	—
Unrealized losses (gains) on derivatives (4)	4	(7)
Other	1	(1)
Adjusted EBITDA (Non-GAAP)	$135	$110

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
(3)

Reflects costs related to the IPO process, as well as costs related to our separation to operate as a stand-alone public company. The transaction-related costs are included in Other expense, net in our condensed consolidated statements of income.

(4)

Reflects the mark-to-market movements in our commodity derivatives. For further information, refer to Note 7 - Financial Instruments in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

The following is a reconciliation of our net income and EPS, the most directly comparable GAAP financial measure, to Adjusted Net Income and Adjusted EPS for the period indicated:

	Three Months Ended March 31, 2020
(In millions, except for per share data)	Net Income	Diluted Shares	Diluted EPS
As Reported - GAAP	$26	189	$0.14
Assume full period impact of IPO shares (1)	—	21	—
	26	210	0.12
Adjustments:
Impact of tax legislation change from the CARES Act	23	210	0.11
IPO transaction-related costs (2)	11	210	0.05
Unrealized losses on derivatives (2)	3	210	0.02
Adjusted (Non-GAAP)	$63	210	$0.30

(1)

Represents incremental shares required to adjust the weighted average shares outstanding for the period to the actual shares outstanding as of March 31, 2020. We utilize the shares outstanding at period end as if they had been outstanding for the full period rather than weighted average shares outstanding over the course of the period as it is a more meaningful calculation that provides consistency in comparability.

(2)	Amounts are after tax calculated using a tax rate of 25%, which is our effective tax rate excluding the one-time discrete expense associated with the legislation change from the CARES Act.

Results of Operations

The following discussion should be read in conjunction with our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Detailed comparisons of revenue and results are presented in the discussions of the operating segments, which follow our consolidated results discussion.

Aggregation of Segment Revenue and Adjusted EBITDA

(In millions)	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Unallocated(2)	Total Reynolds Consumer Products
Net revenues for the three months ended March 31:
2020	$243	$192	$178	$127	$(10)	$730
2019	213	165	164	127	(4)	665
Adjusted EBITDA for the three months ended March 31: (1)
2020	$40	$55	$35	$23	$(18)	$135
2019	18	39	35	20	(2)	110

(1)	Adjusted EBITDA is a non-GAAP measure. See “Non-GAAP Measures” for details, including a reconciliation between net income and Adjusted EBITDA.
(2)

The unallocated net revenues include elimination of intersegment revenues and other revenue adjustments. These transactions arise primarily from sales by Hefty Waste & Storage to Presto Products. The unallocated Adjusted EBITDA represents corporate expenses which are not allocated to our segments.

Three Months Ended March 31, 2020 Compared with the Three Months Ended March 31, 2019

Total Reynolds Consumer Products

	For the three months ended March 31,
(In millions, except for %)	2020	% of revenue	2019	% of revenue	Change	% change
Net revenues	$691	95%	$625	94%	$66	11%
Related party net revenues	39	5%	40	6%	(1)	(3)%
Total net revenues	730	100%	665	100%	65	10%
Cost of sales	(541)	(74)%	(492)	(74)%	(49)	10%
Gross profit	189	26%	173	26%	16	9%
Selling, general and administrative expenses	(82)	(11)%	(78)	(12)%	(4)	5%
Other expense, net	(15)	(2)%	(5)	(1)%	(10)	200%
Income from operations	92	13%	90	14%	2	2%
Interest expense, net	(27)	(4)%	(68)	(10)%	41	(60)%
Income before income taxes	65	9%	22	3%	43	195%
Income tax expense	(39)	(5)%	(5)	(1)%	(34)	NM (1)
Net income	$26	4%	$17	3%	$9	53%
Adjusted EBITDA (2)	$135	18%	$110	17%	$25	23%

(1)	Not meaningful
(2)	Adjusted EBITDA is a non-GAAP measure. See “Non-GAAP Measures” for details, including a reconciliation between net income and Adjusted EBITDA.

Components of Change in Net Revenues for the Three Months Ended March 31, 2020 vs. the Three Months Ended March 31, 2019

	Price	Volume/Mix	Total
Reynolds Cooking & Baking	(5)%	19%	14%
Hefty Waste & Storage	(3)%	19%	16%
Hefty Tableware	(3)%	12%	9%
Presto Products	—%	—%	—%
Total RCP	(3)%	13%	10%

Total Net Revenues. Total net revenues increased by $65 million, or 10%, to $730 million. The increase in net revenues was largely due to higher volume of $87 million, primarily from increased demand associated with the COVID-19 pandemic. This was due to both increased usage as consumers shifted to spending more time at home and pantry stocking of certain of our products.  In addition to the increased demand due to the COVID-19 pandemic, volume increases were driven by both organic growth with existing customers and the soft first quarter of 2019 as a result of the unusually high demand in the fourth quarter of 2018. These increases were partially offset by the exit of certain low margin store branded business in the prior year and lower pricing.

Cost of Sales. Cost of sales increased by $49 million, or 10%, to $541 million. The increase was primarily due to stronger volumes, partially offset by lower material and manufacturing costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $4 million, or 5%, to $82 million due to higher personnel costs.

Other Expense, Net. Other expense, net increased by $10 million, or 200%, to $15 million. The increase was primarily attributable to transaction-related costs associated with our IPO.

Interest Expense, Net. Interest expense, net decreased by $41 million, or 60%, to $27 million. The decrease was primarily due to the change in our debt structure as a result of our IPO in the first quarter of 2020. Prior to the IPO we had related party debt and associated interest expense that was replaced with our External Debt Facilities in conjunction with the IPO.

Income Tax (Expense) Benefit. We recognized income tax expense of $39 million on income before income taxes of $65 million (an effective tax rate of 60%) for the three months ended March 31, 2020 compared to income tax expense of $5 million on income before income taxes of $22 million (an effective tax rate of 23%) for the three months ended March 31, 2019. The increase in the effective tax rate is due to the recognition of a $23 million discrete tax expense associated with the remeasurement of our deferred taxes as a result of the legislation change from the CARES Act.  Excluding the impact of this, our effective tax rate was 25% for the three months ended March 31, 2020.

Adjusted EBITDA. Adjusted EBITDA increased by $25 million, or 23% to $135 million. The increase in Adjusted EBITDA was primarily due to increased volume and lower material and manufacturing costs.

Segment Information

Reynolds Cooking & Baking

	For the three months ended March 31,
(In millions, except for %)	2020	2019	Change	% change
Total segment net revenues	$243	$213	$30	14%
Segment Adjusted EBITDA	40	18	22	122%
Segment Adjusted EBITDA Margin	16%	8%

Total Segment Net Revenues. Reynolds Cooking & Baking total segment net revenues increased by $30 million, or 14%, to $243 million. The increase in net revenues was primarily driven by the increased consumer demand associated with the COVID-19 pandemic. In addition, volume was lower in the first quarter of 2019 due to the unusually high demand in the fourth quarter of 2018. The increased volume was partially offset by lower pricing driven by pricing actions taken as a result of lower material costs and increased trade promotion.

Adjusted EBITDA. Reynolds Cooking & Baking Adjusted EBITDA increased by $22 million, or 122%, to $40 million. The increase in Adjusted EBITDA was primarily driven by the impact of the higher volume noted above and lower material and manufacturing costs, partially offset by the impact of lower pricing, as noted above.

Hefty Waste & Storage

	For the three months ended March 31,
(In millions, except for %)	2020	2019	Change	% change
Total segment net revenues	$192	$165	$27	16%
Segment Adjusted EBITDA	55	39	16	41%
Segment Adjusted EBITDA Margin	29%	24%

Total Segment Net Revenues. Hefty Waste & Storage total segment net revenues increased by $27 million, or 16%, to $192 million. The increase in net revenues was primarily driven by increased consumer demand associated with the COVID-19 pandemic. In addition, growth with existing customers driven by increased marketing investments and the soft first quarter of 2019 due to the unusually high demand in the fourth quarter of 2018 contributed to the increased revenue.

Adjusted EBITDA. Hefty Waste & Storage Adjusted EBITDA increased by $16 million, or 41%, to $55 million. The increase in Adjusted EBITDA was primarily driven by the higher volume, as noted above, and lower material and manufacturing costs.

Hefty Tableware

	For the three months ended March 31,
(In millions, except for %)	2020	2019	Change	% change
Total segment net revenues	$178	$164	$14	9%
Segment Adjusted EBITDA	35	35	—	—%
Segment Adjusted EBITDA Margin	20%	21%

Total Segment Net Revenues. Hefty Tableware total segment net revenues increased by $14 million, or 9%, to $178 million. The increase was largely due to increased consumer demand associated with the COVID-19 pandemic, partially offset by increased trade promotion spend.

Adjusted EBITDA. Hefty Tableware Adjusted EBITDA was flat at $35 million. The favorable impact of the increased volume was offset by unfavorable product mix and increased trade promotion spend.

Presto Products

	For the three months ended March 31,
(In millions, except for %)	2020	2019	Change	% change
Total segment net revenues	$127	$127	—	—%
Segment Adjusted EBITDA	23	20	3	15%
Segment Adjusted EBITDA Margin	18%	16%

Total Segment Net Revenues. Presto Products total segment net revenues was flat at $127 million. Increased volume, primarily due to increased consumer demand associated with the COVID-19 pandemic was offset by the impact of the exit of certain low margin store branded business in the prior year.

Adjusted EBITDA. Presto Products Adjusted EBITDA increased by $3 million, or 15%, to $23 million. The increase in Adjusted EBITDA was primarily driven by lower material and manufacturing costs.

Historical Cash Flows

The following table discloses our cash flows for the periods presented:

	For the three month ended March 31,
(In millions)	2020	2019
Net cash used in operating activities	$(255)	$(96)
Net cash (used in) provided by investing activities	(23)	72
Net cash provided by financing activities	376	6
Increase (decrease) in cash and cash equivalents	$98	$(18)

Cash used in operating activities

Net cash used in operating activities increased by $159 million in the three months ended March 31, 2020 to $255 million. This increase was primarily driven by a $303 million increase in accounts receivable, $240 million of which was related to accounts receivables previously sold under RGHL Group’s securitization facility prior to our separation from RGHL Group, partially offset by changes in related party receivables and a lower net investment in inventory during the current period.

Cash (used in) provided by investing activities

Net cash from investing activities changed by $95 million, from an inflow of $72 million for the three months ended March 31, 2019 to an outflow of $23 million for the three months ended March 31, 2020. The net decrease was primarily attributable to net changes in cash advanced to RGHL Group as part of wider RGHL Group cash management activities in the prior period. Excluding these related party items, cash outflows from investing activities increased $8 million or 53%. This change was primarily attributable to increased capital expenditures associated with capacity expansion and cost reduction projects.

Cash provided by financing activities

Net cash from financing activities increased by $370 million in the three months ended March 31, 2020 to $376 million. The change in cash flows from financing activities was primarily attributable to proceeds received from the IPO and the drawdown of the Term Loan Facility partially offset by repayments of related party balances.

Sources of Liquidity

Our principal sources of liquidity are existing cash and cash equivalents, cash generated from operating activities and available borrowings under the Revolving Facility.

External Debt Facilities

On February 4, 2020, in conjunction with our Corporate Reorganization and IPO, we entered into the External Debt Facilities which consist of a $2,475 million Term Loan Facility and a Revolving Facility that provides for additional borrowing capacity of up to $250 million, reduced by amounts used for letters of credit.

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

The Borrower may voluntarily repay outstanding loans under the Term Loan Facility at any time without premium or penalty, other than customary breakage costs with respect to LIBO rate loans; provided, however, that any voluntary prepayment, refinancing or repricing of the External Debt Facilities in connection with certain repricing transactions that occur prior to August 4, 2020 will be subject to a prepayment premium of 1% of the principal amount of the term loans so prepaid, refinanced or repriced.

Amortization and maturity

The Term Loan Facility matures in February 2027. The Term Loan Facility amortizes in equal quarterly installments of $6 million, commencing in June 2020, with the balance being payable on maturity. The Revolving Facility matures in February 2025.

Guarantee and security

All obligations under the External Debt Facilities and certain hedge agreements and cash management arrangements provided by any lender party to the External Debt Facilities or any of its affiliates and certain other persons are unconditionally guaranteed by RCPI, the Borrower (with respect to hedge agreements and cash management arrangements entered into by affiliates of the Borrower) and certain of RCPI’s existing and subsequently acquired or organized direct or indirect material wholly-owned U.S. restricted subsidiaries, with customary exceptions including, among other things, where providing such guarantees is not permitted by law, regulation or contract or would result in material adverse tax consequences.

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

We believe that our projected cash position, cash flows from operations and borrowings under the External Debt Facilities are sufficient to meet the needs of our business for at least the next 12 months.

Critical Accounting Policies and Estimates

Accounting policies and estimates are considered critical when they require management to make subjective and complex judgments, estimates and assumptions about matters that have a material impact on the presentation of our financial statements and accompanying notes. For a description of our critical accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

See “Item 7A: Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. During the three months ended March 31, 2020, there have been no material changes in our exposure to market risk.

Item 4. Controls and Procedures.

a)	Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

In connection with the preparation of this report, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2020, our disclosure controls and procedures were effective.

b)	Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The information required to be set forth under this heading is incorporated by reference from Note 9, Commitments and Contingencies, to the Condensed Consolidated Financial Statements included in Part I, Item 1.

Item 1A. Risk Factors.

Other than the risk factor below, during the three months ended March 31, 2020, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

The outbreak of COVID-19 and associated responses could adversely impact our business and results of operations.

The COVID-19 pandemic has significantly impacted economic activity and markets throughout the world. In response, governmental authorities have implemented numerous measures in an attempt to contain the virus, such as travel bans and restrictions, quarantines, shelter-in-place orders and business shutdowns. While we have experienced increase in demand for certain of our products, the measures instituted by governmental authorities and associated responses to the COVID-19 pandemic could adversely impact our business and results of operations in a number of ways, including but not limited to:

•

a shutdown or disruption of one or more of our manufacturing, warehousing or distribution facilities, or disruption in our supply chain or customer base, including but not limited to, as a result of illness, government restrictions or other workforce disruptions;

•

the failure of third parties on which we rely, including but not limited to, those that supply our raw materials and other necessary operating materials, co-manufacturers and independent contractors, to meet their obligations to us, or significant disruptions in their ability to do so;

•

new or escalated government or regulatory responses in markets where we manufacture, sell or distribute our products, or in the markets of third parties on which we rely, could prevent or disrupt our business operations;

•

the continuation of higher costs in certain areas such as front-line employee compensation, as well as incremental costs associated with newly added health screenings, temperature checks and enhanced cleaning and sanitation protocols to protect our employees, which we expect could continue or could increase in these or other areas;

•

significant reductions or volatility in demand for one or more of our products, which may be caused by, among other things: the temporary inability of consumers to purchase our products due to illness, quarantine or other travel restrictions, or financial hardship; the easing of governmental authority restrictions and business closings; or pantry-loading activity; and

•	a change in demand for or availability of our products as a result of retailers, distributors, or carriers modifying their inventory, fulfillment or shipping practices.

These and other impacts of the COVID-19 pandemic could have the effect of heightening many of the other risk factors disclosed in our Annual Report on Form 10-K. The ultimate impact depends on the severity and duration of the current COVID-19 pandemic and actions taken by governmental authorities and other third parties in response, each of which is uncertain, rapidly changing and difficult to predict. Any of these disruptions could adversely impact our business and results of operations.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

Use of Proceeds

On February 4, 2020, we completed our IPO, in which we sold 54,245,500 shares of common stock, including the exercise of the underwriters’ option to purchase 7,075,500 additional shares, at a public offering price of $26.00 per share for an aggregate price of $1,410 million. We received net proceeds of $1,336 million in the IPO, after deducting underwriting discounts and commissions of $67 million and other expenses of $5 million.  The offer and sale of the shares in the IPO were registered under the Securities Act pursuant to a registration statement on Form S-1 (File No. 333-234731), which was declared effective by the SEC on January 30, 2020. Upon completion of the sale of the shares of our common stock, the IPO terminated. There has been no material change in the use of proceeds from our IPO as described in our final prospectus filed with the Securities and Exchange Commission on January 31, 2020 pursuant to Rule 424(b)(4). Credit Suisse Securities (USA) LLC, Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC acted as representatives of the several underwriters for the offering.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 4, 2020)
3.2	Amended and Restated By-Laws (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 4, 2020)
10.1	Reynolds Consumer Products Inc. Equity Incentive Plan (incorporated herein by reference to Exhibit 99 to the Company’s Registration Statement on Form S-8 filed with the SEC on January 31, 2020)
10.2

Transition Services Agreement, dated January 22, 2020, between Rank Group Limited and Reynolds Consumer Products Inc. (incorporated herein by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K filed with the SEC on February 4, 2020)

10.3

Transition Services Agreement, dated February 4, 2020, between Reynolds Group Holdings Inc. and Reynolds Consumer Products Inc. (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on February 4, 2020)

10.4

Amended and Restated Lease Agreement, dated January 1, 2020, between Pactiv LLC and Reynolds Consumer Products LLC (incorporated herein by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 21, 2020)

10.5

Tax Matters Agreement, dated February 4, 2020, by and among Reynolds Group Holdings Limited, Reynolds Group Holdings Inc. and Reynolds Consumer Products Inc. (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 4, 2020)

10.6

Registration Rights Agreement, dated February 4, 2020, between Packaging Finance Limited and Reynolds Consumer Products Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 4, 2020)

10.7

Stockholders Agreement, dated February 4, 2020, between Packaging Finance Limited and Reynolds Consumer Products Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 4, 2020)

10.8

Credit Agreement between Reynolds Consumer Products LLC, as borrower, Reynolds Consumer Products Inc., as parent, and certain lenders party thereto (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on February 4, 2020)

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REYNOLDS CONSUMER PRODUCTS INC.
(Registrant)

By:	/s/ Chris Mayrhofer
Chris Mayrhofer
Vice President and Corporate Controller (Principal Accounting Officer)
May 7, 2020