Form 10-Q
period 2020-06-30
Reynolds Consumer Products Inc.
filed 2020-08-05
CIK 1786431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☑    No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).     Yes  ☑    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of July 31, 2020, the registrant had 209,700,500 shares of common stock, $0.001 par value per share, outstanding.

i

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including those risks and uncertainties discussed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and as updated in our Quarterly Reports on Form 10-Q. You should specifically consider the numerous risks outlined in Item 1A. “Risk Factors.” These risks and uncertainties include factors related to:

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

Additional information about these factors and about the material factors or assumptions underlying such forward-looking statements is included within our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 which was filed on March 10, 2020, under Part I, Item 1A. “Risk Factors” and as updated in our Quarterly Reports on Form 10-Q.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Reynolds Consumer Products Inc.

Condensed Consolidated Statements of Income

(in millions, except for per share data)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net revenues	$798	$753	$1,489	$1,378
Related party net revenues	24	38	63	78
Total net revenues	822	791	1,552	1,456
Cost of sales	(570)	(564)	(1,111)	(1,056)
Gross profit	252	227	441	400
Selling, general and administrative expenses	(81)	(77)	(163)	(155)
Other expense, net	(6)	(9)	(21)	(14)
Income from operations	165	141	257	231
Interest expense, net	(17)	(67)	(44)	(135)
Income before income taxes	148	74	213	96
Income tax expense	(36)	(19)	(75)	(24)
Net income	$112	$55	$138	$72

Earnings per share:
Basic	$0.53	$0.35	$0.69	$0.46
Diluted	$0.53	$0.35	$0.69	$0.46

Weighted average shares outstanding:
Basic	209.7	155.5	199.2	155.5
Effect of dilutive securities	0.1	—	—	—
Diluted	209.8	155.5	199.2	155.5

See accompanying notes to the condensed consolidated financial statements.

Reynolds Consumer Products Inc.

Condensed Consolidated Statements of Comprehensive Income

(in millions)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income	$112	$55	$138	$72
Other comprehensive income (loss), net of income taxes:
Currency translation adjustment	1	—	(1)	—
Employee benefit plans	—	—	—	(1)
Other comprehensive income (loss), net of income taxes	1	—	(1)	(1)
Comprehensive income	$113	$55	$137	$71

See accompanying notes to the condensed consolidated financial statements.

Reynolds Consumer Products Inc.

Condensed Consolidated Balance Sheets

(in millions, except for per share data)

	(Unaudited) As of June 30, 2020	As of December 31, 2019
Assets
Cash and cash equivalents	$392	$102
Accounts receivable (net of allowance for doubtful accounts of $1 and $0)	281	13
Other receivables	10	7
Related party receivables	9	14
Inventories	385	418
Other current assets	17	16
Total current assets	1,094	570
Property, plant and equipment (net of accumulated depreciation of $672 and $642)	558	537
Operating lease right-of-use assets, net	61	42
Goodwill	1,879	1,879
Intangible assets, net	1,107	1,123
Other assets	17	9
Total assets	$4,716	$4,160
Liabilities
Accounts payable	$144	$135
Related party payables	49	72
Related party accrued interest payable	—	18
Current portion of long-term debt	25	21
Income taxes payable	28	—
Accrued and other current liabilities	143	132
Total current liabilities	389	378
Long-term debt	2,418	1,990
Long-term related party borrowings	—	2,214
Long-term operating lease liabilities	52	35
Deferred income taxes	300	294
Long-term postretirement benefit obligation	48	48
Other liabilities	25	19
Total liabilities	$3,232	$4,978
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $0.001 par value; 2,000 shares authorized; 209.7 shares issued and outstanding	—	—
Additional paid-in capital	1,379	—
Net parent deficit	—	(823)
Accumulated other comprehensive income	4	5
Retained earnings	101	—
Total stockholders' equity	1,484	(818)
Total liabilities and stockholders' equity	$4,716	$4,160

See accompanying notes to the condensed consolidated financial statements.

Reynolds Consumer Products Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in millions)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Net Parent (Deficit)	Accumulated Other Comprehensive Income	Total Equity (Deficit)
Balance as of December 31, 2018	$—	$—	$—	$(1,034)	$7	$(1,027)
Adoption of new accounting principle	—	—	—	(3)	3	—
Net income	—	—	—	17	—	17
Other comprehensive loss, net of income taxes	—	—	—	—	(1)	(1)
Net transfers (to) from Parent	—	—	—	12	—	12
Balance as of March 31, 2019	$—	$—	$—	$(1,008)	$9	$(999)
Adoption of new accounting principle	—	—	—	—	—	—
Net income	—	—	—	55	—	55
Other comprehensive loss, net of income taxes	—	—	—	—	—	—
Net transfers (to) from Parent	—	—	—	34	—	34
Balance as of June 30, 2019	$—	$—	$—	$(919)	$9	$(910)

Balance as of December 31, 2019	$—	$—	$—	$(823)	$5	$(818)
Net income	—	—	20	6	—	26
Other comprehensive loss, net of income taxes	—	—	—	—	(2)	(2)
Net transfers (to) from Parent	—	—	—	855	—	855
Reclassification of net parent (deficit) in RCP	—	38	—	(38)	—	—
Issuance of common stock, net of costs	—	1,339	—	—	—	1,339
Dividends ($0.15 per share declared)	—	—	(31)	—	—	(31)
Other	—	1	—	—	—	1
Balance as of March 31, 2020	$—	$1,378	$(11)	$—	$3	$1,370
Net income	—	—	112	—	—	112
Other comprehensive income, net of income taxes	—	—	—	—	1	1
Other	—	1	—	—	—	1
Balance as of June 30, 2020	$—	$1,379	$101	$—	$4	$1,484

See accompanying notes to the condensed consolidated financial statements.

Reynolds Consumer Products Inc.

Condensed Consolidated Statements of Cash Flows

(in millions)

(Unaudited)

	Six Months Ended
	June 30,
	2020	2019
Cash provided by (used in) operating activities
Net income	$138	$72
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	48	42
Deferred income taxes	41	(2)
Unrealized losses (gains) on derivatives	1	(8)
Stock compensation expense	3	—
Change in assets and liabilities:
Accounts receivable, net	(268)	2
Other receivables	(3)	11
Related party receivables	4	(50)
Inventories	33	(52)
Accounts payable	8	1
Related party payables	(20)	(63)
Related party accrued interest payable	(18)	109
Income taxes payable	31	24
Accrued and other current liabilities	10	(6)
Other assets and liabilities	(5)	(2)
Net cash provided by operating activities	3	78
Cash provided by (used in) investing activities
Acquisition of property, plant and equipment	(52)	(41)
Advances to related parties	—	(170)
Repayments from related parties	—	151
Net cash used in investing activities	(52)	(60)
Cash provided by (used in) financing activities
Proceeds from long-term debt, net of discounts	2,472	—
Repayment of long-term debt	(6)	—
Repayments of RGHL Group Credit Agreement	(8)	(10)
Advances from related parties	240	17
Repayments to related parties	(3,627)	(46)
Deferred debt transaction costs	(28)	—
Proceeds from IPO settlement facility	1,168	—
Repayment of IPO settlement facility	(1,168)	—
Issuance of common stock	1,410	—
Equity issuance costs	(69)	—
Dividends paid	(31)	—
Net transfers (to) from Parent	(14)	12
Net cash provided by (used in) financing activities	339	(27)
Effect of exchange rate on cash and cash equivalents	—	—
Net increase (decrease) in cash and cash equivalents	290	(9)
Cash and cash equivalents at beginning of period	102	23
Cash and cash equivalents at end of period	$392	$14

Significant non-cash investing and financing activities

New leases resulted in the recognition of right-of-use assets and corresponding lease liabilities of $24 million and $4 million for the six months ended June 30, 2020 and 2019, respectively. Refer to Note 1 – Summary of Significant Accounting Policies and Note 11 – Related Party Transactions for details of significant non-cash investing and financing activities.

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

Basis of Presentation:

Prior to the completion of our Corporate Reorganization, as defined in our registration statement on Form S-1 (File No. 333-234731), and initial public offering (“IPO”) on February 4, 2020, we operated as part of Reynolds Group Holdings Limited (“RGHL”) and not as a stand-alone entity. We represented the business that was reported as the Reynolds Consumer Products segment in the consolidated financial statements of RGHL and its subsidiaries (collectively, “RGHL Group” or the “Parent”). As part of our Corporate Reorganization, we reorganized the legal structure of our entities so they are all under a single parent entity, Reynolds Consumer Products Inc. In conjunction with our Corporate Reorganization and IPO, we separated from RGHL Group on February 4, 2020. We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with United States generally accepted accounting principles ("GAAP") for interim financial information and the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X issued by the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and notes required by GAAP for comprehensive annual financial statements.

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

Our condensed consolidated statements of income include allocations of certain expenses for services provided by RGHL Group prior to our separation, including, but not limited to, general corporate expenses related to group wide functions including executive management, finance, legal, tax, information technology and a portion of a related party management fee incurred by RGHL Group. For the three and six months ended June 30, 2020, total costs allocated to us for these functions were zero and $2 million, respectively, compared to $11 million and $20 million in the comparable prior year periods. These costs were primarily included in selling, general and administrative expenses in our condensed consolidated statements of income. For the three and six months ended June 30, 2020, these amounts included costs of zero and $1 million, respectively, compared to $6 million and $10 million in the comparable prior year periods, that were not historically allocated to us as part of RGHL Group's normal monthly reporting process. Additionally, for the three and six months ended June 30, 2020 costs of zero and $2 million, respectively, compared to $1 million in both of the comparable prior year periods, were allocated to us related to the IPO process that cannot be deferred and offset against the IPO proceeds, which are included in other expense, net in our condensed consolidated statements of income. All of these expenses have been allocated on a basis considered reasonable by management, using either specific identification, such as direct usage or headcount when identifiable, or proportional allocations determined with reference to time incurred, relative to revenues, or other reasonable methods of allocation. Amounts allocated on a proportional basis relate to certain corporate functions and are reflective of the time and effort expended in the provision of these corporate functions to us.

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

In conjunction with our separation from RGHL Group and IPO, we reclassified RGHL Group’s historical net investment in us to additional paid-in capital. Each share of our outstanding common stock, immediately prior to our IPO, was exchanged into 155,455 shares of common stock. In addition, certain related party borrowings owed to RGHL Group were contributed as additional paid-in capital without the issuance of any additional shares.

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

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. This ASU removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This ASU is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. We are currently assessing the impact of this standard on our consolidated financial statements.

Note 3 – Inventories

Inventories consisted of the following:

	June 30, 2020	December 31, 2019
	(in millions)
Raw materials	$126	$125
Work in progress	48	47
Finished goods	181	217
Spare parts	30	29
Inventories	$385	$418

Note 4 – Debt

Long-term debt consisted of the following:

	June 30, 2020	December 31, 2019
	(in millions)
Term loan facility	$2,469	$—
RGHL Group U.S. Term Loan	—	2,017
Deferred financing transaction costs	(23)	(4)
Original issue discounts	(3)	(2)
	2,443	2,011
Less: current portion	(25)	(21)
Long-term debt	$2,418	$1,990

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

The External Debt Facilities contain a springing financial covenant requiring compliance with a ratio of first lien net indebtedness to consolidated EBITDA, applicable solely to the Revolving Facility. The financial covenant is tested on the last day of any fiscal quarter only if the aggregate principal amount of borrowings under the Revolving Facility and drawn but unreimbursed letters of credit exceed 35% of the total amount of commitments under the Revolving Facility on such day.

If an event of default occurs, the lenders under the External Debt Facilities are entitled to take various actions, including the acceleration of amounts due under the External Debt Facilities and all actions permitted to be taken by secured creditors.

Term Loan Facility

The Term Loan Facility matures in February 2027. The Term Loan Facility amortizes in equal quarterly installments of $6 million, which commenced in June 2020, with the balance being payable on maturity.

Revolving Facility

The Revolving Facility matures in February 2025 and includes a sub-facility for letters of credit. As of June 30, 2020, we had no outstanding borrowings under the Revolving Facility, and we had $7 million of letters of credit outstanding, which reduces the borrowing capacity under the Revolving Facility.

Reallocation of Borrowings Under the RGHL Group Credit Agreement

Amounts outstanding under the RGHL Group Credit Agreement were reallocated to an entity within RGHL Group and on February 4, 2020, we were fully and unconditionally released from the security and guarantee arrangements relating to RGHL Group’s borrowings.

Fair Value of Our Long-Term Debt

The fair value of our long-term debt as of June 30, 2020, which is a Level 2 fair value measurement, approximates the carrying value due to the variable market interest rate and the stability of our credit profile.

Note 5 – Income Taxes

Prior to our separation from RGHL Group and IPO, our U.S. operations were included in the U.S. federal consolidated and certain state and local tax returns filed by RGHL Group.  We also file certain separate U.S. state and local and foreign income tax returns. For the periods prior to separation, income tax (expense) benefit and deferred tax balances are presented in these condensed consolidated statements of income as if we filed tax returns on a stand-alone basis. Income tax payable balances as of December 31, 2019, were classified within “net parent deficit” on the condensed consolidated balance sheet since RGHL Group is legally liable for the tax. Upon separation from RGHL Group, becoming a separate taxable entity and the change from carve-out financial statements to consolidated financial statements, we have remeasured certain deferred taxes. These adjustments have been recognized directly in equity.

Our income tax expense for the three and six months ended June 30, 2020 incorporates an expected annualized effective tax rate of approximately 24% excluding the impact of discrete items, compared to 26% and 25% in the comparable prior year periods. Our income tax expense for the six months ended June 30, 2020 includes an incremental discrete expense of $23 million due to the remeasurement of our deferred tax asset associated with the deductibility of interest expense as a result of the enactment, subsequent to our separation from RGHL Group, of the Coronavirus Aid, Relief and Economic Security (“CARES”) Act on March 27, 2020. The retroactive components of the CARES Act are expected to change RGHL Group’s U.S. federal consolidated tax return for the year ended December 31, 2019, which will reduce the benefits of future tax deductions that we received at the time of separation from RGHL Group.

Note 6 – Financial Instruments

Derivative instruments, consisting of commodity contracts, were recorded at fair value in our condensed consolidated balance sheets and consisted of a liability of $1 million, recorded in accrued and other current liabilities, and an asset of $1 million, recorded in other current assets, as of June 30, 2020 and December 31, 2019, respectively.

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

For the three and six months ended June 30, 2020, we recognized an unrealized gain of $3 million and an unrealized loss of $1 million, respectively, compared to unrealized gains of $1 million and $8 million in the comparable prior year periods, in cost of sales in the condensed consolidated statements of income.

The following table provides the detail of outstanding commodity derivative contracts as of June 30, 2020:

Type	Unit of measure	Contracted volume	Contracted price range	Contracted date of maturity
Benzene swaps	U.S. liquid gallon	924,809	$1.09-$2.50	Aug 2020 - Nov 2020
Diesel swaps	U.S. liquid gallon	3,035,859	$2.30-$3.16	Jul 2020 - Jun 2021

Note 7 – Stock-based Compensation

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

In addition, in conjunction with our Corporate Reorganization and IPO, we have established a 2020 incentive award plan for purposes of granting stock-based compensation awards to certain of our senior management, our non-executive directors and to certain employees, to incentivize their performance and align their interests with ours. A maximum of 10.5 million shares of common stock are initially available for issuance under equity incentive awards granted pursuant to the plan. In the three and six months ended June 30, 2020, 0.1 million and 0.3 million shares were granted, respectively.

At June 30, 2020, there were approximately 0.5 million shares outstanding. For the three and six months ended June 30, 2020, stock-based compensation expense was $2 million and $3 million, respectively, and zero in the comparable prior year periods.

Note 8 – Commitments and Contingencies

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

As of June 30, 2020, there were no legal proceedings pending other than those for which we have determined that the possibility of a material outflow is remote.

Note 9 – Segment Reporting

We have four reportable segments - Reynolds Cooking & Baking, Hefty Waste & Storage, Hefty Tableware and Presto Products. The key factors used to identify these reportable segments are the organization and alignment of our internal operations and the nature of our products.  This reflects how our Chief Operating Decision Maker (“CODM”) monitors performance, allocates capital and makes strategic and operational decisions. We present segment adjusted EBITDA ("Adjusted EBITDA") as this is the financial measure by which management and our CODM allocate resources and analyze the performance of our reportable segments. Adjusted EBITDA represents each segment's earnings before interest, tax, depreciation and amortization and is further adjusted to exclude unrealized gains and losses on derivatives, costs associated with rationalizing operations and administrative functions, factoring discounts (pre-IPO), amortization of actuarial gains, the allocated related party management fee (pre-IPO) and IPO and separation-related costs.

	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Segment Total	Unallocated(1)	Total
Three Months Ended June 30, 2020	(in millions)
Net revenues	$295	$201	$186	$137	$819	$3	$822
Intersegment revenues	—	2	—	1	3	(3)	—
Total segment net revenues	295	203	186	138	822	—	822
Adjusted EBITDA	66	63	43	28	200
Depreciation and amortization	4	3	4	5	16	8	24

	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Segment Total	Unallocated(1)	Total
Three Months Ended June 30, 2019	(in millions)
Net revenues	$275	$178	$207	$131	$791	—	$791
Intersegment revenues	—	5	—	—	5	(5)	—
Total segment net revenues	275	183	207	131	796	(5)	791
Adjusted EBITDA	49	52	51	24	176
Depreciation and amortization	4	3	1	4	12	9	21

	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Segment Total	Unallocated(1)	Total
Six Months Ended June 30, 2020	(in millions)
Net revenues	$538	$390	$364	$264	$1,556	(4)	$1,552
Intersegment revenues	—	5	—	1	6	(6)	—
Total segment net revenues	538	395	364	265	1,562	(10)	1,552
Adjusted EBITDA	106	118	78	51	353
Depreciation and amortization	10	7	7	9	33	15	48

	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Segment Total	Unallocated(1)	Total
Six Months Ended June 30, 2019	(in millions)
Net revenues	$488	$339	$371	$258	$1,456	—	$1,456
Intersegment revenues	—	9	—	—	9	(9)	—
Total segment net revenues	488	348	371	258	1,465	(9)	1,456
Adjusted EBITDA	67	91	86	44	288
Depreciation and amortization	8	6	4	10	28	14	42

Segment assets consisted of the following:

	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Segment Total	Unallocated(1)	Total
	(in millions)
As of June 30, 2020	$397	$227	$146	$187	$957	$3,759	$4,716
As of December 31, 2019	395	251	137	182	965	3,195	4,160

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

The following table presents a reconciliation of segment Adjusted EBITDA to GAAP income before income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)		(in millions)
Segment Adjusted EBITDA	$200	$176	$353	$288
Corporate / unallocated expenses	(7)	(7)	(25)	(9)
	193	169	328	279
Adjustments to reconcile to GAAP income before income taxes
Depreciation and amortization	(24)	(21)	(48)	(42)
Interest expense, net	(17)	(67)	(44)	(135)
Factoring discount	—	(5)	—	(10)
Allocated related party management fee	—	(2)	—	(4)
IPO and separation-related costs	(7)	(1)	(21)	(1)
Unrealized gains (losses) on derivatives	3	1	(1)	8
Other	—	—	(1)	1
Consolidated GAAP income before income taxes	$148	$74	$213	$96

Information in Relation to Products

Net revenues by product line are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)		(in millions)
Waste and storage products (1)	$338	$309	$654	$597
Cooking products	295	275	538	488
Tableware	186	207	364	371
Unallocated	3	—	(4)	—
Net revenues	$822	$791	$1,552	$1,456

(1)	Waste and storage products are comprised of our Hefty Waste & Storage and Presto Products segments.

Our different product lines are generally sold to a common group of customers.  For all product lines, there is a relatively short time period between the receipt of the order and the transfer of control over the goods to the customer.

Note 10 – Accumulated Other Comprehensive Income

The following table summarizes the changes in our balances of each component of accumulated other comprehensive income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)		(in millions)
Currency translation adjustments:
Balance as of beginning of period	$(8)	$(7)	$(6)	$(7)
Currency translation adjustments	1	—	(1)	—
Other comprehensive income (loss)	1	—	(1)	—
Balance as of end of period	$(7)	$(7)	$(7)	$(7)
Employee benefit plans:
Balance as of beginning of period	$11	$16	$11	$14
Adoption of new accounting principle	—	—	—	3
Amortization of actuarial gain	—	—	—	(1)
Other comprehensive income (loss)	—	—	—	(1)
Balance as of end of period	$11	$16	$11	$16
Accumulated other comprehensive income
Balance as of beginning of period	$3	$9	$5	$7
Adoption of new accounting principle	—	—	—	3
Other comprehensive income (loss)	1	—	(1)	(1)
Balance as of end of period	$4	$9	$4	$9

Note 11 – Related Party Transactions

We historically operated as part of RGHL Group. In preparation for our IPO, RGHL Group transferred its interest in us to Packaging Finance Limited (“PFL”). PFL owns the majority of our outstanding common stock and is the sole shareholder of RGHL Group. In addition to the allocation of expenses for certain services related to group wide functions provided by RGHL Group discussed in Note 1 – Summary of Significant Accounting Policies, other transactions between us and RGHL Group are described below.

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

On February 4, 2020, we repaid $3,627 million of related party borrowings and $22 million of related party accrued interest owed to RGHL Group and capitalized, as additional paid-in capital without the issuance of any additional shares, the remaining $831 million balance of the related party borrowings owed to RGHL Group.

On February 4, 2020, we entered into a transition services agreement with Reynolds Group Holdings Inc. whereby RGHL Group will continue to provide certain administrative services to us, including information technology services; accounting, treasury, financial reporting and transaction support; human resources; procurement; tax, legal and compliance related services; and other corporate services for up to 24 months. In addition, we entered into a transition services agreement with Rank Group Limited whereby, upon our request, Rank Group Limited will provide certain administrative services to us, including financial reporting, consulting and compliance services, insurance procurement and human resources support, legal and corporate secretarial support, and related services for up to 24 months. For the three and six months ended June 30, 2020, we incurred $2 million and $5 million, respectively, related to transition services which were included in selling, general and administrative expenses in our condensed consolidated statements of income.

On-going Related Party Transactions

For the three and six months ended June 30, 2020, revenues from product sold to RGHL Group were $24 million and $63 million, respectively, compared to $38 million and $78 million in the comparable prior year periods. For the three and six months ended June 30, 2020, products purchased from RGHL Group were $78 million and $161 million, respectively, compared to $110 million and $234 million in the comparable prior year periods. For the three and six months ended June 30, 2020, RGHL Group charged us $20 million and $46 million, respectively, compared to $37 million and $71 million in the comparable prior year periods, of their freight and warehousing costs, which were included in cost of sales. The resulting related party receivables and payables are settled regularly with RGHL Group in the normal course of business. Furthermore, $23 million of the dividends paid during the three months ended June 30, 2020 was paid to PFL.

Note 12 - Subsequent Events

Quarterly cash dividend

On July 30, 2020, our Board of Directors approved a cash dividend of $0.22 per common share to be paid on August 31, 2020 to shareholders of record on August 16, 2020.

Term Loan Facility

Subsequent to June 30, 2020, we made a voluntary principal payment of $100 million related to our Term Loan Facility.

Except as described above, there have been no events subsequent to June 30, 2020 which would require accrual or disclosure in these condensed consolidated financial statements.

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

In conjunction with our separation from RGHL Group, we entered into a transition services agreement with Reynolds Group Holdings Inc. whereby RGHL Group will continue to provide certain administrative services to us, including information technology services; accounting, treasury, financial reporting and transaction support; human resources; procurement; tax, legal and compliance related services; and other corporate services for up to 24 months. In addition, we entered into a transition services agreement with Rank Group Limited whereby, upon our request, Rank Group Limited will provide certain administrative services to us, including financial reporting, consulting and compliance services, insurance procurement and human resources support, legal and corporate secretarial support, and related services for up to 24 months. At the conclusion of these transitional arrangements, we will have to perform these services with internal resources or contract with third party providers. The previous arrangements we had with RGHL Group may be materially different from the arrangements that we have entered into as part of our separation from RGHL Group.

On February 4, 2020, in conjunction with our Corporate Reorganization and IPO, we entered into the External Debt Facilities, consisting of the Term Loan Facility and the Revolving Facility, and repaid portions of the related party borrowings owed to RGHL Group that were reflected on our condensed consolidated balance sheet. RGHL Group contributed the remaining balance of related party borrowings owed by us to RGHL Group as additional paid-in capital without the issuance of any additional shares prior to the closing of our IPO. In addition, all indebtedness that we had borrowed under RGHL Group’s Credit Agreement was reallocated and we were released as a borrower and guarantor from such facilities and released as a guarantor of RGHL Group’s outstanding senior notes.

Impact of COVID-19

As we manufacture and sell products that are essential to the daily lives of consumers, we have been classified as an “essential business” and our operations have remained open throughout the COVID-19 pandemic. We have implemented policies and procedures designed to protect our employees and our customers including implementing recommendations from the Centers for Disease Control and Prevention for social distancing in our plants, screening employees for increased temperature at certain locations, providing masks and/or face coverings, engagement of third-party vendors to clean and sanitize facilities, implementing a work from home policy for all employees who can do so, and enhanced leave policies to ensure employees experiencing symptoms of COVID-19 stay at home. As the pandemic progresses, we remain committed to adapting our policies and procedures to ensure the safety of our employees and compliance with federal, state and local regulations. While not significant to our overall results of operations, we experienced increased costs in the second quarter of 2020 as a result of COVID-19. However, these costs may not be representative of what we expect to incur moving forward.

We continue to experience an increase in demand due to the consumer response to the COVID-19 pandemic. We have experienced increased demand across three of our segments: Reynolds Cooking & Baking, Hefty Waste & Storage and Presto Products; while our Hefty Tableware segment has been negatively impacted by the pandemic due to fewer large gatherings, particularly around summer holidays and end of school events, as well as lower demand from the foodservice businesses, which are serviced by certain of our retail partners. The duration of the COVID-19 pandemic remains unknown, and its ongoing impact on our operations may not be consistent with our experiences to date. At this time, we are unable to predict with any certainty the nature, timing or magnitude of any changes in future sales and/or earnings attributable to the spread of COVID-19 in North America. We do not currently anticipate that the COVID-19 pandemic will materially impact our liquidity over the next 12 months.

Non-GAAP Measures

In this Quarterly Report on Form 10-Q we use the non-GAAP financial measures “Adjusted EBITDA”, “Adjusted Net Income” and “Adjusted EPS”, which are measures adjusted for the impact of specified items and are not in accordance with GAAP.

We define Adjusted EBITDA as net income calculated in accordance with GAAP, plus the sum of income tax expense, net interest expense, depreciation and amortization and further adjusted to exclude unrealized gains and losses on derivatives, factoring discounts (pre-IPO), the allocated related party management fee (pre-IPO) and IPO and separation-related costs. We define Adjusted Net Income and Adjusted EPS as Net Income and Earnings Per Share calculated in accordance with GAAP, plus the sum of IPO and separation-related costs, the impact of tax legislation changes under the CARES Act enacted March 27, 2020 and any unrealized gains or losses on derivatives.

We present Adjusted EBITDA because it is a key measure used by our management team to evaluate our operating performance, generate future operating plans and make strategic decisions. In addition, our chief operating decision maker uses Adjusted EBITDA of each reportable segment to evaluate the operating performance of such segments. We use Adjusted Net Income and Adjusted EPS as supplemental metrics to evaluate our business’ performance in a way that also considers our ability to generate profit without the impact of certain items. Accordingly, we believe presenting these metrics provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management team and board of directors.

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

The following is a reconciliation of our net income, the most directly comparable GAAP financial measure, to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(in millions)		(in millions)
Net income – GAAP	$112	$55	$138	$72
Income tax expense	36	19	75	24
Interest expense, net	17	67	44	135
Depreciation and amortization	24	21	48	42
Factoring discount (1)	—	5	—	10
Allocated related party management fee (2)	—	2	—	4
IPO and separation-related costs (3)	7	1	21	1
Unrealized (gains) losses on derivatives (4)	(3)	(1)	1	(8)
Other	—	—	1	(1)
Adjusted EBITDA (Non-GAAP)	$193	$169	$328	$279

(1)

Reflects the loss on sale that we incurred when we sold our U.S. trade receivables through RGHL Group’s securitization facility. Our participation in this facility ceased upon the completion of our Corporate Reorganization and IPO.

(2)	Reflects our allocation, from RGHL Group, of a management fee that is charged by Rank Group Limited to RGHL Group, which ceased upon the completion of our Corporate Reorganization and IPO.
(3)

Reflects costs related to the IPO process, as well as costs related to our separation to operate as a stand-alone public company. These costs are included in Other expense, net in our condensed consolidated statements of income.

(4)

Reflects the mark-to-market movements in our commodity derivatives. For further information, refer to Note 6 - Financial Instruments in our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q.

The following is a reconciliation of our net income and diluted EPS, the most directly comparable GAAP financial measure, to Adjusted Net Income and Adjusted EPS for each of the periods indicated:

	Three Months Ended June 30, 2020
(In millions, except for per share data)	Net Income	Diluted Shares	Diluted EPS
As Reported - GAAP	$112	210	$0.53
Adjustments:
IPO and separation-related costs (1)	5	210	0.03
Unrealized gains on derivatives (1)	(2)	210	(0.01)
Adjusted (Non-GAAP)	$115	210	$0.55

	Six Months Ended June 30, 2020
(In millions, except for per share data)	Net Income	Diluted Shares	Diluted EPS
As Reported - GAAP	$138	199	$0.69
Assume full period impact of IPO shares (2)	—	11	—
Total	138	210	0.66
Adjustments:
Impact of tax legislation change from the CARES Act	23	210	0.11
IPO and separation-related costs (1)	16	210	0.08
Unrealized losses on derivatives (1)	1	210	—
Adjusted (Non-GAAP)	$178	210	$0.85

(1)

Amounts are after tax calculated using a tax rate of 24% for the three and six months ended June 30, 2020, which is our effective tax rate excluding the one-time discrete expense associated with the legislation change from the CARES Act.

(2)

Represents incremental shares required to adjust the weighted average shares outstanding for the period to the actual shares outstanding as of June 30, 2020. We utilize the shares outstanding at period end as if they had been outstanding for the full period rather than weighted average shares outstanding over the course of the period as it is a more meaningful calculation that provides consistency in comparability due to the additional shares issued as a result of the IPO in the period.

Results of Operations – Three Months Ended June 30, 2020

The following discussion should be read in conjunction with our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Detailed comparisons of revenue and results are presented in the discussions of the operating segments, which follow our consolidated results discussion.

Aggregation of Segment Revenue and Adjusted EBITDA

(In millions)	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Unallocated(2)	Total Reynolds Consumer Products
Net revenues for the three months ended June 30:
2020	$295	$203	$186	$138	$—	$822
2019	275	183	207	131	(5)	791
Adjusted EBITDA for the three months ended June 30: (1)
2020	$66	$63	$43	$28	$(7)	$193
2019	49	52	51	24	(7)	169

(1)	Adjusted EBITDA is a non-GAAP measure. See “Non-GAAP Measures” for details, including a reconciliation between net income and Adjusted EBITDA.
(2)

The unallocated net revenues include elimination of intersegment revenues and other revenue adjustments. These transactions arise primarily from sales by Hefty Waste & Storage to Presto Products. The unallocated Adjusted EBITDA represents corporate expenses which are not allocated to our segments.

Three Months Ended June 30, 2020 Compared with the Three Months Ended June 30, 2019

Total Reynolds Consumer Products

	For the Three Months Ended June 30,
(In millions, except for %)	2020	% of Revenue	2019	% of Revenue	Change	% Change
Net revenues	$798	97%	$753	95%	$45	6%
Related party net revenues	24	3%	38	5%	(14)	(37)%
Total net revenues	822	100%	791	100%	31	4%
Cost of sales	(570)	(69)%	(564)	(71)%	(6)	1%
Gross profit	252	31%	227	29%	25	11%
Selling, general and administrative expenses	(81)	(10)%	(77)	(10)%	(4)	5%
Other expense, net	(6)	(1)%	(9)	(1)%	3	(33)%
Income from operations	165	20%	141	18%	24	17%
Interest expense, net	(17)	(2)%	(67)	(9)%	50	(75)%
Income before income taxes	148	18%	74	9%	74	100%
Income tax expense	(36)	(4)%	(19)	(2)%	(17)	89%
Net income	$112	14%	$55	7%	$57	104%
Adjusted EBITDA (1)	$193	23%	$169	21%	$24	14%

(1)	Adjusted EBITDA is a non-GAAP measure. See “Non-GAAP Measures” for details, including a reconciliation between net income and Adjusted EBITDA.

Components of Change in Net Revenues for the Three Months Ended June 30, 2020 vs. the Three Months Ended June 30, 2019

	Price	Volume/Mix	Total
Reynolds Cooking & Baking	(2)%	9%	7%
Hefty Waste & Storage	—%	11%	11%
Hefty Tableware	3%	(13)%	(10%)
Presto Products	(1)%	6%	5%
Total RCP	(1)%	5%	4%

Total Net Revenues. Total net revenues increased by $31 million, or 4%, to $822 million. The increase was primarily driven by increased demand due to the consumer response to the COVID-19 pandemic, partially offset by a $16 million decline in revenue due to the exit of certain low margin store branded business in the prior year and a $14 million decline in related party revenue. We have experienced increased demand across three of our segments: Reynolds Cooking & Baking, Hefty Waste & Storage and Presto Products; while our Hefty Tableware segment has been negatively impacted by the pandemic due to fewer large gatherings, particularly around summer holidays and end of school events, as well as lower demand from the foodservice businesses, which are serviced by certain of our retail partners.

Cost of Sales. Cost of sales increased by $6 million, or 1%, to $570 million. The increase was primarily due to increased revenue, as noted above, partially offset by lower material and manufacturing costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $4 million, or 5%, to $81 million due to higher personnel costs.

Other Expense, Net. Other expense, net decreased by $3 million, or 33%, to $6 million. The decrease was primarily attributable to the factoring discount on the sale of our U.S. trade receivables through RGHL Group’s securitization facility and the allocated related party management fee in the comparable prior period partially offset by IPO and separation-related costs during the current period.

Interest Expense, Net. Interest expense, net decreased by $50 million, or 75%, to $17 million. The decrease was primarily due to the change in our debt structure as a result of our IPO in the first quarter of 2020. Prior to the IPO we had related party debt and associated interest expense that was replaced with our External Debt Facilities in conjunction with the IPO.

Income Tax (Expense) Benefit. We recognized income tax expense of $36 million on income before income taxes of $148 million (an effective tax rate of 24%) for the three months ended June 30, 2020 compared to income tax expense of $19 million on income before income taxes of $74 million (an effective tax rate of 26%) for the three months ended June 30, 2019. The decrease in the effective tax rate was due to a reduction in permanently non-deductible items.

Adjusted EBITDA. Adjusted EBITDA increased by $24 million, or 14% to $193 million. The increase in Adjusted EBITDA was primarily due to the increased revenue, as noted above.

Segment Information

Reynolds Cooking & Baking

	For the Three Months Ended June 30,
(In millions, except for %)	2020	2019	Change	% Change
Total segment net revenues	$295	$275	$20	7%
Segment Adjusted EBITDA	66	49	17	35%
Segment Adjusted EBITDA Margin	22%	18%

Total Segment Net Revenues. Reynolds Cooking & Baking total segment net revenues increased by $20 million, or 7%, to $295 million. The increase in net revenues was primarily driven by the increased consumer demand associated with the changes in consumer behavior driven by the COVID-19 pandemic. The increased volume was partially offset by a decline in related party revenue and lower pricing driven by price reductions in support of certain of our customers achieving key price points and as a result of lower material costs.

Adjusted EBITDA. Reynolds Cooking & Baking Adjusted EBITDA increased by $17 million, or 35%, to $66 million. The increase in Adjusted EBITDA was primarily driven by the increased revenue, as noted above, and lower material and manufacturing costs, partially offset by the impact of lower pricing as noted above.

Hefty Waste & Storage

	For the Three Months Ended June 30,
(In millions, except for %)	2020	2019	Change	% Change
Total segment net revenues	$203	$183	$20	11%
Segment Adjusted EBITDA	63	52	11	21%
Segment Adjusted EBITDA Margin	31%	28%

Total Segment Net Revenues. Hefty Waste & Storage total segment net revenues increased by $20 million, or 11%, to $203 million. The increase in net revenues was primarily driven by increased consumer demand associated with the changes in consumer behavior driven by the COVID-19 pandemic.

Adjusted EBITDA. Hefty Waste & Storage Adjusted EBITDA increased by $11 million, or 21%, to $63 million. The increase in Adjusted EBITDA was primarily driven by the increased revenue, as noted above.

Hefty Tableware

	For the Three Months Ended June 30,
(In millions, except for %)	2020	2019	Change	% Change
Total segment net revenues	$186	$207	$(21)	(10)%
Segment Adjusted EBITDA	43	51	(8)	(16)%
Segment Adjusted EBITDA Margin	23%	25%

Total Segment Net Revenues. Hefty Tableware total segment net revenues decreased by $21 million, or 10%, to $186 million. The decrease in net revenues was primarily due to changes in consumer behavior driven by the COVID-19 pandemic. As a result of COVID-19-related restrictions, there have been fewer large gatherings, particularly around summer holidays and end of school events, as well as lower demand from the foodservice businesses, which are serviced by certain of our retail partners. Lower trade promotion spend partially offset these volume declines.

Adjusted EBITDA. Hefty Tableware Adjusted EBITDA decreased by $8 million, or 16%, to $43 million. The decrease in Adjusted EBITDA was primarily driven by lower revenue, as noted above, and increased material and manufacturing costs which were primarily driven by our transition to a stand-alone entity.

Presto Products

	For the Three Months Ended June 30,
(In millions, except for %)	2020	2019	Change	% Change
Total segment net revenues	$138	$131	$7	5%
Segment Adjusted EBITDA	28	24	4	17%
Segment Adjusted EBITDA Margin	20%	18%

Total Segment Net Revenues. Presto Products total segment net revenues increased by $7 million, or 5%, to $138 million. The increase in net revenues was primarily driven by changes in consumer behavior driven by the COVID-19 pandemic, partially offset by the exit of certain low margin store branded business in the prior year.

Adjusted EBITDA. Presto Products Adjusted EBITDA increased by $4 million, or 17%, to $28 million. The increase in Adjusted EBITDA was primarily driven by the increased revenue, as noted above.

Results of Operations – Six Months Ended June 30, 2020

The following discussion should be read in conjunction with our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Detailed comparisons of revenue and results are presented in the discussions of the operating segments, which follow our consolidated results discussion.

Aggregation of Segment Revenue and Adjusted EBITDA

(In millions)	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Unallocated(2)	Total Reynolds Consumer Products
Net revenues for the six months ended June 30:
2020	$538	$395	$364	$265	$(10)	$1,552
2019	488	348	371	258	(9)	1,456
Adjusted EBITDA for the six months ended June 30: (1)
2020	$106	$118	$78	$51	$(25)	$328
2019	67	91	86	44	(9)	279

(1)	Adjusted EBITDA is a non-GAAP measure. See “Non-GAAP Measures” for details, including a reconciliation between net income and Adjusted EBITDA.
(2)

The unallocated net revenues include elimination of intersegment revenues and other revenue adjustments. These transactions arise primarily from sales by Hefty Waste & Storage to Presto Products. The unallocated Adjusted EBITDA represents corporate expenses which are not allocated to our segments.

Six Months Ended June 30, 2020 Compared with the Six Months Ended June 30, 2019

Total Reynolds Consumer Products

	For the Six Months Ended June 30,
(In millions, except for %)	2020	% of Revenue	2019	% of Revenue	Change	% Change
Net revenues	$1,489	96%	$1,378	95%	$111	8%
Related party net revenues	63	4%	78	5%	(15)	(19)%
Total net revenues	1,552	100%	1,456	100%	96	7%
Cost of sales	(1,111)	(72)%	(1,056)	(73)%	(55)	5%
Gross profit	441	28%	400	27%	41	10%
Selling, general and administrative expenses	(163)	(11)%	(155)	(11)%	(8)	5%
Other expense, net	(21)	(1)%	(14)	(1)%	(7)	50%
Income from operations	257	17%	231	16%	26	11%
Interest expense, net	(44)	(3)%	(135)	(9)%	91	(67)%
Income before income taxes	213	14%	96	7%	117	122%
Income tax expense	(75)	(5)%	(24)	(2)%	(51)	213%
Net income	$138	9%	$72	5%	$66	92%
Adjusted EBITDA (1)	$328	21%	$279	19%	$49	18%

(1)	Adjusted EBITDA is a non-GAAP measure. See “Non-GAAP Measures” for details, including a reconciliation between net income and Adjusted EBITDA.

Components of Change in Net Revenues for the Six Months Ended June 30, 2020 vs. the Six Months Ended June 30, 2019

	Price	Volume/Mix	Total
Reynolds Cooking & Baking	(3)%	13%	10%
Hefty Waste & Storage	(1)%	15%	14%
Hefty Tableware	—%	(2%)	(2%)
Presto Products	—%	3%	3%
Total RCP	(2)%	9%	7%

Total Net Revenues. Total net revenues increased by $96 million, or 7%, to $1,552 million. The increase in net revenues was largely due to increased demand due to the consumer response to the COVID-19 pandemic, partially offset by a decline in revenue due to the exit of certain low margin store branded business in the prior year, a decline in related party revenue and lower pricing driven by price reductions in support of certain of our customers achieving key price points and as a result of lower material costs.

Cost of Sales. Cost of sales increased by $55 million, or 5%, to $1,111 million. The increase was primarily due to increased revenue, as noted above, partially offset by lower material and manufacturing costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $8 million, or 5%, to $163 million due to higher personnel costs.

Other Expense, Net. Other expense, net increased by $7 million, or 50%, to $21 million. The increase was primarily attributable to IPO and separation-related costs in the current period, partially offset by a reduction in costs related to the factoring discount on the sale of our U.S. trade receivables through RGHL Group’s securitization facility and the allocated related party management fee in the comparable prior period.

Interest Expense, Net. Interest expense, net decreased by $91 million, or 67%, to $44 million. The decrease was primarily due to the change in our debt structure as a result of our IPO in the first quarter of 2020. Prior to the IPO we had related party debt and associated interest expense that was replaced with our External Debt Facilities in conjunction with the IPO.

Income Tax (Expense) Benefit. We recognized income tax expense of $75 million on income before income taxes of $213 million (an effective tax rate of 35%) for the six months ended June 30, 2020 compared to income tax expense of $24 million on income before income taxes of $96 million (an effective tax rate of 25%) for the six months ended June 30, 2019. The increase in the effective tax rate was due to the recognition of a $23 million discrete tax expense associated with the remeasurement of our deferred taxes as a result of the legislation change from the CARES Act. Excluding the impact of this, our effective tax rate was 24% for the six months ended June 30, 2020.

Adjusted EBITDA. Adjusted EBITDA increased by $49 million, or 18% to $328 million. The increase in Adjusted EBITDA was primarily due to increased revenue, as noted above, and lower material and manufacturing costs.

Segment Information

Reynolds Cooking & Baking

	For the Six Months Ended June 30,
(In millions, except for %)	2020	2019	Change	% Change
Total segment net revenues	$538	$488	$50	10%
Segment Adjusted EBITDA	106	67	39	58%
Segment Adjusted EBITDA Margin	20%	14%

Total Segment Net Revenues. Reynolds Cooking & Baking total segment net revenues increased by $50 million, or 10%, to $538 million. The increase in net revenues was primarily driven by increased consumer demand associated with the changes in consumer behavior driven by the COVID-19 pandemic, partially offset by a decline in related party revenue and lower pricing driven by price reductions in support of certain of our customers achieving key price points and as a result of lower material costs.

Adjusted EBITDA. Reynolds Cooking & Baking Adjusted EBITDA increased by $39 million, or 58%, to $106 million. The increase in Adjusted EBITDA was primarily driven by increased revenue, as noted above, and lower material and manufacturing costs, partially offset by lower pricing, as noted above.

Hefty Waste & Storage

	For the Six Months Ended June 30,
(In millions, except for %)	2020	2019	Change	% Change
Total segment net revenues	$395	$348	$47	14%
Segment Adjusted EBITDA	118	91	27	30%
Segment Adjusted EBITDA Margin	30%	26%

Total Segment Net Revenues. Hefty Waste & Storage total segment net revenues increased by $47 million, or 14%, to $395 million. The increase in net revenues was primarily driven by increased consumer demand associated with the changes in consumer behavior driven by the COVID-19 pandemic.

Adjusted EBITDA. Hefty Waste & Storage Adjusted EBITDA increased by $27 million, or 30%, to $118 million. The increase in Adjusted EBITDA was primarily driven by increased revenue, as noted above.

Hefty Tableware

	For the Six Months Ended June 30,
(In millions, except for %)	2020	2019	Change	% Change
Total segment net revenues	$364	$371	$(7)	(2)%
Segment Adjusted EBITDA	78	86	(8)	(9)%
Segment Adjusted EBITDA Margin	21%	23%

Total Segment Net Revenues. Hefty Tableware total segment net revenues decreased by $7 million, or 2%, to $364 million. The decrease was largely due to changes in consumer behavior driven by the COVID-19 pandemic. While there was a temporary increase in revenue at the onset of the pandemic, largely driven by pantry loading, the pandemic-related restrictions have resulted in fewer large gatherings, particularly around summer holidays and end of school events, as well as lower demand from the foodservice businesses, which are serviced by certain of our retail partners.

Adjusted EBITDA. Hefty Tableware Adjusted EBITDA decreased by $8 million, or 9%, to $78 million. The decrease in Adjusted EBITDA was primarily driven by the decline in revenue, as noted above, and increased material and manufacturing costs which were primarily driven by our transition to a stand-alone entity.

Presto Products

	For the Six Months Ended June 30,
(In millions, except for %)	2020	2019	Change	% Change
Total segment net revenues	$265	$258	$7	3%
Segment Adjusted EBITDA	51	44	7	16%
Segment Adjusted EBITDA Margin	19%	17%

Total Segment Net Revenues. Presto Products total segment net revenues increased by $7 million, or 3%, to $265 million. The increase in net revenues was primarily driven by changes in consumer behavior driven by the COVID-19 pandemic, partially offset by the exit of certain low margin store branded business in the prior year.

Adjusted EBITDA. Presto Products Adjusted EBITDA increased by $7 million, or 16%, to $51 million. The increase in Adjusted EBITDA was primarily driven by increased revenue, as noted above, and lower material and manufacturing costs.

Historical Cash Flows

The following table discloses our cash flows for the periods presented:

	For the Six Months Ended June 30,
(In millions)	2020	2019
Net cash provided by operating activities	$3	$78
Net cash used in by investing activities	(52)	(60)
Net cash provided by (used in) financing activities	339	(27)
Increase (decrease) in cash and cash equivalents	$290	$(9)

Cash provided by operating activities

Net cash provided by operating activities decreased by $75 million to $3 million in the six months ended June 30, 2020. The change was primarily driven by a $268 million increase in accounts receivable, $240 million of which was related to accounts receivables previously sold through RGHL Group’s securitization facility prior to our separation from RGHL Group, partially offset by an increase in net income, a lower net investment in inventory and changes in related party receivables during the current period.

Cash used in investing activities

Net cash used in investing activities decreased by $8 million to $52 million in the six months ended June 30, 2020. The net decrease was primarily attributable to net changes in cash advanced to RGHL Group as part of wider RGHL Group cash management activities in the prior period. In addition to these related party items, cash outflows from investing activities increased $11 million or 27%. This change was primarily attributable to taking operational ownership of two facilities previously managed by a related party in conjunction with the IPO.

Cash provided by (used in) financing activities

Net cash from financing activities changed by $366 million, from an outflow of $27 million for the six months ended June 30, 2019 to an inflow of $339 million for the six months ended June 30, 2020. The change in cash flows from financing activities was primarily attributable to proceeds received from the IPO and the drawdown of the Term Loan Facility partially offset by repayments of related party balances and dividends paid during the 2020 period.

Liquidity and Capital Resources

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

The Borrower may voluntarily repay outstanding loans under the Term Loan Facility at any time without premium or penalty, other than customary breakage costs with respect to LIBO rate loans; provided, however, that any voluntary prepayment, refinancing or repricing of the External Debt Facilities in connection with certain repricing transactions that occur prior to August 4, 2020 will be subject to a prepayment premium of 1% of the principal amount of the term loans so prepaid, refinanced or repriced. Subsequent to June 30, 2020, we made a voluntary principal payment of $100 million related to the Term Loan Facility, which was not subject to a prepayment premium.

Amortization and maturity

The Term Loan Facility matures in February 2027. The Term Loan Facility amortizes in equal quarterly installments of $6 million, which commenced in June 2020, with the balance being payable on maturity. The Revolving Facility matures in February 2025.

Guarantee and security

All obligations under the External Debt Facilities and certain hedge agreements and cash management arrangements provided by any lender party to the External Debt Facilities or any of its affiliates and certain other persons are unconditionally guaranteed by Reynolds Consumer Products Inc. (“RCPI”), the Borrower (with respect to hedge agreements and cash management arrangements entered into by affiliates of the Borrower) and certain of RCPI’s existing and subsequently acquired or organized direct or indirect material wholly-owned U.S. restricted subsidiaries, with customary exceptions including, among other things, where providing such guarantees is not permitted by law, regulation or contract or would result in material adverse tax consequences.

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

The External Debt Facilities contain a springing financial covenant requiring compliance with a ratio of first lien net indebtedness to consolidated EBITDA, applicable solely to the Revolving Facility. The financial covenant is tested on the last day of any fiscal quarter only if the aggregate principal amount of borrowings under the Revolving Facility and drawn but unreimbursed letters of credit exceed 35% of the total amount of commitments under the Revolving Facility on such day.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

See “Item 7A: Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. During the six months ended June 30, 2020, there have been no material changes in our exposure to market risk.

Item 4. Controls and Procedures.

a)	Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.

In connection with the preparation of this report, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2020, our disclosure controls and procedures were effective.

b)	Changes in Internal Control over Financial Reporting

There were no material changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The information required to be set forth under this heading is incorporated by reference from Note 8 - Commitments and Contingencies, to the Condensed Consolidated Financial Statements included in Part I, Item 1.

Item 1A. Risk Factors.

Other than the risk factor below, there have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

The COVID-19 pandemic, including the measures instituted by governmental authorities and associated responses, have and could continue to, adversely impact our business and results of operations in a number of ways, including but not limited to:

•

a shutdown, disruption or less than full utilization of one or more of our manufacturing, warehousing or distribution facilities, or disruption in our supply chain or customer base, including but not limited to, as a result of illness, government restrictions or other workforce disruptions;

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

•

significant reductions or volatility in demand for one or more of our products, such as has occurred with respect to our Hefty Tableware segment, which may be caused by, among other things: the temporary inability of consumers to purchase our products due to illness, quarantine or other travel restrictions, or financial hardship; fewer large gatherings, particularly around holidays and other significant events; lower demand from the foodservice businesses; the easing of governmental authority restrictions and business closings; or pantry-loading activity; and

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

None.

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
August 5, 2020