Form 10-Q
period 2020-09-30
Reynolds Consumer Products Inc.
filed 2020-11-12
CIK 1786431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 30, 2020, the registrant had 209,700,500 shares of common stock, $0.001 par value per share, outstanding.

i

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including those risks and uncertainties discussed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and as updated in our Quarterly Reports on Form 10-Q. You should specifically consider the numerous risks outlined in those “Risk Factors” sections. These risks and uncertainties include factors related to:

•	changes in consumer preferences, lifestyle and environmental concerns;
•	relationships with our major customers, consolidation of our customer bases and loss of a significant customer;
•	competition and pricing pressures;
•	loss of, or disruption at, any of our key manufacturing facilities;
•	our suppliers of raw materials and any interruption in our supply of raw materials;
•	loss due to an accident, labor issues, weather conditions, natural disaster, the emergence of a pandemic or disease outbreak, such as coronavirus or otherwise;
•	the unknown duration and economic, operational and financial impacts of the global COVID-19 pandemic;
•	costs of raw materials, energy and freight, including the impact of tariffs, trade sanctions and similar matters affecting our importation of certain raw materials;
•	our ability to develop and maintain brands that are critical to our success;
•	economic downturns in our target markets; and
•	difficulty meeting our sales growth objectives and innovation goals.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Reynolds Consumer Products Inc.

Condensed Consolidated Statements of Income

(in millions, except for per share data)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net revenues	$797	$705	$2,286	$2,083
Related party net revenues	26	36	89	114
Total net revenues	823	741	2,375	2,197
Cost of sales	(558)	(524)	(1,669)	(1,580)
Gross profit	265	217	706	617
Selling, general and administrative expenses	(97)	(76)	(260)	(231)
Other expense, net	(5)	(20)	(26)	(34)
Income from operations	163	121	420	352
Non-operating income, net	—	1	—	1
Interest expense, net	(13)	(39)	(57)	(174)
Income before income taxes	150	83	363	179
Income tax expense	(37)	(20)	(112)	(44)
Net income	$113	$63	$251	$135

Earnings per share:
Basic	$0.54	$0.41	$1.24	$0.87
Diluted	$0.54	$0.41	$1.24	$0.87

Weighted average shares outstanding:
Basic	209.7	155.5	202.7	155.5
Effect of dilutive securities	0.1	—	0.1	—
Diluted	209.8	155.5	202.8	155.5

See accompanying notes to the condensed consolidated financial statements.

Reynolds Consumer Products Inc.

Condensed Consolidated Statements of Comprehensive Income

(in millions)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income	$113	$63	$251	$135
Other comprehensive income (loss), net of income taxes:
Currency translation adjustment	—	—	(1)	—
Employee benefit plans	(1)	—	(1)	(1)
Other comprehensive income (loss), net of income taxes	(1)	—	(2)	(1)
Comprehensive income	$112	$63	$249	$134

See accompanying notes to the condensed consolidated financial statements.

Reynolds Consumer Products Inc.

Condensed Consolidated Balance Sheets

(in millions, except for per share data)

	(Unaudited) As of September 30, 2020	As of December 31, 2019
Assets
Cash and cash equivalents	$351	$102
Accounts receivable (net of allowance for doubtful accounts of $1 and $0)	288	13
Other receivables	7	7
Related party receivables	10	14
Inventories	401	418
Other current assets	22	16
Total current assets	1,079	570
Property, plant and equipment (net of accumulated depreciation of $683 and $642)	574	537
Operating lease right-of-use assets, net	68	42
Goodwill	1,879	1,879
Intangible assets, net	1,100	1,123
Other assets	24	9
Total assets	$4,724	$4,160
Liabilities
Accounts payable	$169	$135
Related party payables	46	72
Related party accrued interest payable	—	18
Current portion of long-term debt	25	21
Accrued and other current liabilities	161	132
Total current liabilities	401	378
Long-term debt	2,313	1,990
Long-term related party borrowings	—	2,214
Long-term operating lease liabilities	58	35
Deferred income taxes	315	294
Long-term postretirement benefit obligation	49	48
Other liabilities	37	19
Total liabilities	$3,173	$4,978
Commitments and contingencies (Note 8)
Stockholders’ equity
Common stock, $0.001 par value; 2,000 shares authorized; 209.7 shares issued and outstanding	—	—
Additional paid-in capital	1,380	—
Net parent deficit	—	(823)
Accumulated other comprehensive income	3	5
Retained earnings	168	—
Total stockholders' equity	1,551	(818)
Total liabilities and stockholders' equity	$4,724	$4,160

See accompanying notes to the condensed consolidated financial statements.

Reynolds Consumer Products Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in millions)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Net Parent (Deficit)	Accumulated Other Comprehensive Income	Total Equity (Deficit)
Balance as of December 31, 2018	$—	$—	$—	$(1,034)	$7	$(1,027)
Adoption of new accounting principle	—	—	—	(3)	3	—
Net income	—	—	—	17	—	17
Other comprehensive loss, net of income taxes	—	—	—	—	(1)	(1)
Net transfers (to) from Parent	—	—	—	12	—	12
Balance as of March 31, 2019	$—	$—	$—	$(1,008)	$9	$(999)
Net income	—	—	—	55	—	55
Net transfers (to) from Parent	—	—	—	34	—	34
Balance as of June 30, 2019	$—	$—	$—	$(919)	$9	$(910)
Net income	—	—	—	63	—	63
Other comprehensive loss, net of income taxes	—	—	—	—	—	—
Net transfers (to) from Parent	—	—	—	49	—	49
Balance as of September 30, 2019	$—	$—	$—	$(807)	$9	$(798)

Balance as of December 31, 2019	$—	$—	$—	$(823)	$5	$(818)
Net income	—	—	20	6	—	26
Other comprehensive loss, net of income taxes	—	—	—	—	(2)	(2)
Net transfers (to) from Parent	—	—	—	855	—	855
Reclassification of net parent (deficit) in RCP	—	38	—	(38)	—	—
Issuance of common stock, net of costs	—	1,339	—	—	—	1,339
Dividends ($0.15 per share declared)	—	—	(31)	—	—	(31)
Other	—	1	—	—	—	1
Balance as of March 31, 2020	$—	$1,378	$(11)	$—	$3	$1,370
Net income	—	—	112	—	—	112
Other comprehensive income, net of income taxes	—	—	—	—	1	1
Other	—	1	—	—	—	1
Balance as of June 30, 2020	$—	$1,379	$101	$—	$4	$1,484
Net income	—	—	113	—	—	113
Other comprehensive loss, net of income taxes	—	—	—	—	(1)	(1)
Dividends ($0.22 per share declared)	—	—	(46)	—	—	(46)
Other	—	1	—	—	—	1
Balance as of September 30, 2020	$—	$1,380	$168	$—	$3	$1,551

See accompanying notes to the condensed consolidated financial statements.

Reynolds Consumer Products Inc.

Condensed Consolidated Statements of Cash Flows

(in millions)

(Unaudited)

	Nine Months Ended
	September 30,
	2020	2019
Cash provided by (used in) operating activities
Net income	$251	$135
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	72	63
Deferred income taxes	56	(9)
Unrealized losses (gains) on derivatives	1	(9)
Stock compensation expense	4	—
Change in assets and liabilities:
Accounts receivable, net	(275)	1
Other receivables	—	9
Related party receivables	3	(57)
Inventories	17	(56)
Accounts payable	34	(17)
Related party payables	(23)	(84)
Related party accrued interest payable	(18)	121
Income taxes payable	2	50
Accrued and other current liabilities	28	1
Other assets and liabilities	(5)	(2)
Net cash provided by operating activities	147	146
Cash provided by (used in) investing activities
Acquisition of property, plant and equipment	(85)	(74)
Advances to related parties	—	(170)
Repayments from related parties	—	151
Net cash used in investing activities	(85)	(93)
Cash provided by (used in) financing activities
Proceeds from long-term debt, net of discounts	2,472	—
Repayment of long-term debt	(112)	—
Repayments of RGHL Group Credit Agreement	(8)	(16)
Advances from related parties	240	67
Repayments to related parties	(3,627)	(140)
Deferred debt transaction costs	(28)	(2)
Proceeds from IPO settlement facility	1,168	—
Repayment of IPO settlement facility	(1,168)	—
Issuance of common stock	1,410	—
Equity issuance costs	(69)	—
Dividends paid	(77)	—
Net transfers (to) from Parent	(14)	30
Net cash provided by (used in) financing activities	187	(61)
Effect of exchange rate on cash and cash equivalents	—	—
Net increase (decrease) in cash and cash equivalents	249	(8)
Cash and cash equivalents at beginning of period	102	23
Cash and cash equivalents at end of period	$351	$15

Significant non-cash investing and financing activities

New leases resulted in the recognition of right-of-use assets and corresponding lease liabilities of $34 million and $4 million for the nine months ended September 30, 2020 and 2019, respectively. Refer to Note 1 – Summary of Significant Accounting Policies and Note 11 – Related Party Transactions for details of significant non-cash investing and financing activities.

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

Basis of Presentation:

Prior to the completion of our Corporate Reorganization, as defined in our registration statement on Form S-1 (File No. 333-234731), and initial public offering (“IPO”) on February 4, 2020, we operated as part of Reynolds Group Holdings Limited (“RGHL”) and not as a stand-alone entity. We represented the business that was reported as the Reynolds Consumer Products segment in the consolidated financial statements of RGHL and its subsidiaries (collectively, “RGHL Group” or the “Parent”). In connection with its initial public offering, RGHL is now known as Pactiv Evergreen Inc. As part of our Corporate Reorganization, we reorganized the legal structure of our entities so they are all under a single parent entity, Reynolds Consumer Products Inc. In conjunction with our Corporate Reorganization and IPO, we separated from RGHL Group on February 4, 2020. We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with United States generally accepted accounting principles ("GAAP") for interim financial information and the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X issued by the U.S. Securities and Exchange Commission ("SEC"). Accordingly, they do not include all of the information and notes required by GAAP for comprehensive annual financial statements.

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

Our condensed consolidated statements of income include allocations of certain expenses for services provided by RGHL Group prior to our separation, including, but not limited to, general corporate expenses related to group wide functions including executive management, finance, legal, tax, information technology and a portion of a related party management fee incurred by RGHL Group. For the three and nine months ended September 30, 2020, total costs allocated to us for these functions were zero and $2 million, respectively, compared to $9 million and $29 million in the comparable prior year periods. These costs were primarily included in selling, general and administrative expenses in our condensed consolidated statements of income. For the three and nine months ended September 30, 2020, these amounts included costs of zero and $1 million, respectively, compared to $7 million and $17 million in the comparable prior year periods, that were not historically allocated to us as part of RGHL Group's normal monthly reporting process. Additionally, for the three and nine months ended September 30, 2020 costs of zero and $2 million, respectively, compared to $11 million and $12 million in the comparable prior year periods, were allocated to us related to the IPO process that cannot be deferred and offset against the IPO proceeds, which are included in other expense, net in our condensed consolidated statements of income. All of these expenses have been allocated on a basis considered reasonable by management, using either specific identification, such as direct usage or headcount when identifiable, or proportional allocations determined with reference to time incurred, relative to revenues, or other reasonable methods of allocation. Amounts allocated on a proportional basis relate to certain corporate functions and are reflective of the time and effort expended in the provision of these corporate functions to us.

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

Accounting Guidance Issued But Not Yet Adopted:

In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans.  This ASU modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. This ASU is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. We are currently evaluating the requirements of this guidance, which is expected to impact our disclosures but is not expected to impact the measurement and recognition of amounts in our consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. This ASU removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This ASU is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.

Note 3 – Inventories

Inventories consisted of the following:

	September 30, 2020	December 31, 2019
	(in millions)
Raw materials	$128	$125
Work in progress	51	47
Finished goods	191	217
Spare parts	31	29
Inventories	$401	$418

Note 4 – Debt

Long-term debt consisted of the following:

	September 30, 2020	December 31, 2019
	(in millions)
Term loan facility	$2,363	$—
RGHL Group U.S. Term Loan	—	2,017
Deferred financing transaction costs	(22)	(4)
Original issue discounts	(3)	(2)
	2,338	2,011
Less: current portion	(25)	(21)
Long-term debt	$2,313	$1,990

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

Borrowings under the External Debt Facilities bear interest at a rate per annum equal to, at our option, either a base rate or a LIBO rate plus an applicable margin of 1.75%. During September 2020, we entered into a series of interest rate swaps to hedge a portion of the interest rate exposure resulting from these borrowings.  Refer to Note 6 – Financial Instruments for further details.

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

Term Loan Facility

The Term Loan Facility matures in February 2027. The Term Loan Facility amortizes in equal quarterly installments of $6 million, which commenced in June 2020, with the balance being payable on maturity. During the third quarter of 2020, we made a voluntary principal payment of $100 million related to our Term Loan Facility.

Revolving Facility

The Revolving Facility matures in February 2025 and includes a sub-facility for letters of credit. As of September 30, 2020, we had no outstanding borrowings under the Revolving Facility, and we had $7 million of letters of credit outstanding, which reduces the borrowing capacity under the Revolving Facility.

Reallocation of Borrowings Under the RGHL Group Credit Agreement

Amounts outstanding under the RGHL Group Credit Agreement were reallocated to an entity within RGHL Group and on February 4, 2020, we were fully and unconditionally released from the security and guarantee arrangements relating to RGHL Group’s borrowings.

Fair Value of Our Long-Term Debt

The fair value of our long-term debt as of September 30, 2020, which is a Level 2 fair value measurement, approximates the carrying value due to the variable market interest rate and the stability of our credit profile.

Note 5 – Income Taxes

Prior to our separation from RGHL Group and IPO, our U.S. operations were included in the U.S. federal consolidated and certain state and local tax returns filed by RGHL Group.  We also file certain separate U.S. state and local and foreign income tax returns. For the periods prior to separation, income tax (expense) benefit and deferred tax balances are presented in these condensed consolidated financial statements as if we filed tax returns on a stand-alone basis. Income tax payable balances as of December 31, 2019, were classified within “net parent deficit” on the condensed consolidated balance sheet since RGHL Group is legally liable for the tax. Upon separation from RGHL Group, becoming a separate taxable entity and the change from carve-out financial statements to consolidated financial statements, we have remeasured certain deferred taxes. These adjustments have been recognized directly in equity.

Our income tax expense for the three and nine months ended September 30, 2020 incorporates an expected annualized effective tax rate of approximately 25% for both periods, excluding the impact of discrete items, compared to 24% and 25% in the comparable prior year periods. Our income tax expense for the nine months ended September 30, 2020 includes an incremental discrete expense of $23 million due to the remeasurement of our deferred tax asset associated with the deductibility of interest expense as a result of the enactment, subsequent to our separation from RGHL Group, of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act on March 27, 2020. The retroactive components of the CARES Act are expected to change RGHL Group’s U.S. federal consolidated tax return for the year ended December 31, 2019, which will reduce the benefits of future tax deductions that we received at the time of separation from RGHL Group.

Note 6 – Financial Instruments

Interest Rate Derivatives

During September 2020, we entered into a series of interest rate swaps which fixed the LIBO rate to an annual rate of 0.18% to 0.47% (for an effective interest rate of 1.93% to 2.22%, including margin) for an aggregate notional amount of $1,650 million to hedge a portion of the interest rate exposure resulting from our Term Loan Facility and classified these instruments as cash flow hedges. Our cash flow hedge contracts are for periods ranging from one to five years. The effective portion of the gain or loss on the open hedging instrument will be recorded in other comprehensive income and will be reclassified into earnings as interest expense, net when settled. The associated asset or liability on the open hedges is recorded at its fair value in other assets or other liabilities, as applicable.

Commodity Derivatives

Derivative commodity contracts were recorded at fair value in our condensed consolidated balance sheets and consisted of a liability of $1 million, recorded in accrued and other current liabilities, and an asset of $1 million, recorded in other current assets, as of September 30, 2020 and December 31, 2019, respectively.

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

For the three and nine months ended September 30, 2020, we recognized no unrealized gain or loss and an unrealized loss of $1 million, respectively, compared to unrealized gains of $1 million and $9 million in the comparable prior year periods, in cost of sales in the condensed consolidated statements of income.

The following table provides the detail of outstanding commodity derivative contracts as of September 30, 2020:

Type	Unit of measure	Contracted volume	Contracted price range	Contracted date of maturity
Benzene swaps	U.S. liquid gallon	199,827	$1.25-$1.25	Nov 2020
Diesel swaps	U.S. liquid gallon	1,771,810	$2.30-$3.16	Oct 2020 - Jun 2021

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

In addition, in conjunction with our Corporate Reorganization and IPO, we have established a 2020 incentive award plan for purposes of granting stock-based compensation awards to certain of our senior management, our non-executive directors and to certain employees, to incentivize their performance and align their interests with ours. A maximum of 10.5 million shares of common stock are initially available for issuance under equity incentive awards granted pursuant to the plan. In the three and nine months ended September 30, 2020, zero and 0.3 million shares were granted, respectively.

At September 30, 2020, there were stock-based compensation awards representing approximately 0.5 million shares outstanding. For the three and nine months ended September 30, 2020, stock-based compensation expense was $1 million and $4 million, respectively, and zero in each of the comparable prior year periods.

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

As of September 30, 2020, there were no legal proceedings pending other than those for which we have determined that the possibility of a material outflow is remote.

Note 9 – Segment Reporting

We have four reportable segments - Reynolds Cooking & Baking, Hefty Waste & Storage, Hefty Tableware and Presto Products. The key factors used to identify these reportable segments are the organization and alignment of our internal operations and the nature of our products.  This reflects how our Chief Operating Decision Maker (“CODM”) monitors performance, allocates capital and makes strategic and operational decisions. We present segment adjusted EBITDA ("Adjusted EBITDA") as this is the financial measure by which management and our CODM allocate resources and analyze the performance of our reportable segments. Adjusted EBITDA represents each segment's earnings before interest, tax, depreciation and amortization and is further adjusted to exclude unrealized gains and losses on commodity derivatives, factoring discounts (pre-IPO), the allocated related party management fee (pre-IPO) and IPO and separation-related costs.

	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Segment Total	Unallocated(1)	Total
Three Months Ended September 30, 2020	(in millions)
Net revenues	$285	$207	$192	$136	$820	$3	$823
Intersegment revenues	—	2	—	—	2	(2)	—
Total segment net revenues	285	209	192	136	822	1	823
Adjusted EBITDA	63	65	43	28	199
Depreciation and amortization	5	4	3	4	16	8	24

	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Segment Total	Unallocated(1)	Total
Three Months Ended September 30, 2019	(in millions)
Net revenues	$256	$183	$174	$128	$741	$—	$741
Intersegment revenues	—	2	—	1	3	(3)	—
Total segment net revenues	256	185	174	129	744	(3)	741
Adjusted EBITDA	49	51	40	23	163
Depreciation and amortization	5	3	1	5	14	7	21

	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Segment Total	Unallocated(1)	Total
Nine Months Ended September 30, 2020	(in millions)
Net revenues	$824	$597	$556	$400	$2,377	$(2)	$2,375
Intersegment revenues	—	7	—	1	8	(8)	—
Total segment net revenues	824	604	556	401	2,385	(10)	2,375
Adjusted EBITDA	169	183	120	80	552
Depreciation and amortization	15	12	10	13	50	22	72

	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Segment Total	Unallocated(1)	Total
Nine Months Ended September 30, 2019	(in millions)
Net revenues	$744	$522	$545	$386	$2,197	$—	$2,197
Intersegment revenues	—	11	—	1	12	(12)	—
Total segment net revenues	744	533	545	387	2,209	(12)	2,197
Adjusted EBITDA	116	142	126	67	451
Depreciation and amortization	13	9	5	15	42	21	63

Segment assets consisted of the following:

	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Segment Total	Unallocated(1)	Total
	(in millions)
As of September 30, 2020	$416	$235	$146	$196	$993	$3,731	$4,724
As of December 31, 2019	395	251	137	182	965	3,195	4,160

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

The following table presents a reconciliation of segment Adjusted EBITDA to GAAP income before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)		(in millions)
Segment Adjusted EBITDA	$199	$163	$552	$451
Corporate / unallocated expenses	(7)	(1)	(33)	(10)
	192	162	519	441
Adjustments to reconcile to GAAP income before income taxes
Depreciation and amortization	(24)	(21)	(72)	(63)
Interest expense, net	(13)	(39)	(57)	(174)
Factoring discount	—	(5)	—	(15)
Allocated related party management fee	—	(3)	—	(7)
IPO and separation-related costs	(5)	(11)	(26)	(12)
Unrealized gains (losses) on derivatives	—	1	(1)	9
Other	—	(1)	—	—
Consolidated GAAP income before income taxes	$150	$83	$363	$179

Information in Relation to Products

Net revenues by product line are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)		(in millions)
Waste and storage products (1)	$343	$311	$997	$908
Cooking products	285	256	824	744
Tableware	192	174	556	545
Unallocated	3	—	(2)	—
Net revenues	$823	$741	$2,375	$2,197

(1)	Waste and storage products are comprised of our Hefty Waste & Storage and Presto Products segments.

Our different product lines are generally sold to a common group of customers.  For all product lines, there is a relatively short time period between the receipt of the order and the transfer of control over the goods to the customer.

Note 10 – Accumulated Other Comprehensive Income

The following table summarizes the changes in our balances of each component of accumulated other comprehensive income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)		(in millions)
Currency translation adjustments:
Balance as of beginning of period	$(7)	$(7)	$(6)	$(7)
Currency translation adjustments	—	—	(1)	—
Other comprehensive income (loss)	—	—	(1)	—
Balance as of end of period	$(7)	$(7)	$(7)	$(7)
Employee benefit plans:
Balance as of beginning of period	$11	$16	$11	$14
Adoption of new accounting principle	—	—	—	3
(Gains) and losses reclassified into net income:
Amortization of actuarial gain	(1)	(1)	(1)	(2)
Tax benefit on reclassifications	—	1	—	1
Other comprehensive income (loss)	(1)	—	(1)	(1)
Balance as of end of period	$10	$16	$10	$16
Accumulated other comprehensive income
Balance as of beginning of period	$4	$9	$5	$7
Adoption of new accounting principle	—	—	—	3
Other comprehensive income (loss)	(1)	—	(2)	(1)
Balance as of end of period	$3	$9	$3	$9

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

On February 4, 2020, we entered into a transition services agreement with Reynolds Group Holdings Inc. whereby RGHL Group will continue to provide certain administrative services to us, including information technology services; accounting, treasury, financial reporting and transaction support; human resources; procurement; tax, legal and compliance related services; and other corporate services for up to 24 months. In addition, we entered into a transition services agreement with Rank Group Limited whereby, upon our request, Rank Group Limited will provide certain administrative services to us, including financial reporting, consulting and compliance services, insurance procurement and human resources support, legal and corporate secretarial support, and related services for up to 24 months. For the three and nine months ended September 30, 2020, we incurred $3 million and $8 million, respectively, related to transition services which were included in selling, general and administrative expenses in our condensed consolidated statements of income.

On-going Related Party Transactions

For the three and nine months ended September 30, 2020, revenues from products sold to RGHL Group were $26 million and $89 million, respectively, compared to $36 million and $114 million in the comparable prior year periods. For the three and nine months ended September 30, 2020, products purchased from RGHL Group were $83 million and $244 million, respectively, compared to $119 million and $353 million in the comparable prior year periods. For the three and nine months ended September 30, 2020, RGHL Group charged us freight and warehousing costs of $16 million and $62 million, respectively, compared to $35 million and $106 million in the comparable prior year periods, which were included in cost of sales. The resulting related party receivables and payables are settled regularly with RGHL Group in the normal course of business. Furthermore, $34 million and $57 million of the dividends paid during the three and nine months ended September 30, 2020, respectively, were paid to PFL.

Note 12 – Subsequent Events

Quarterly Cash Dividend

On October 28, 2020, our Board of Directors approved a cash dividend of $0.22 per common share to be paid on November 30, 2020 to shareholders of record on November 16, 2020.

Term Loan Facility

Subsequent to September 30, 2020, we made a voluntary principal payment of $100 million related to our Term Loan Facility.

Except as described above, there have been no events subsequent to September 30, 2020 which would require accrual or disclosure in these condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our discussion and analysis is intended to help the reader understand our results of operations and financial condition and is provided as an addition to, and should be read in connection with, our condensed consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q and our combined financial statements and the accompanying notes contained in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Impact of COVID-19

As we manufacture and sell products that are essential to the daily lives of consumers, we have been classified as an “essential business” and our operations have remained open throughout the COVID-19 pandemic. We have implemented policies and procedures designed to protect our employees and our customers, including implementing recommendations from the Centers for Disease Control and Prevention for social distancing in our plants, screening employees for increased temperature at certain locations, providing masks and/or face coverings, engagement of third-party vendors to clean and sanitize facilities, implementing a work from home policy for all employees who can do so, and enhanced leave policies to ensure employees experiencing symptoms of COVID-19 stay at home. As the pandemic progresses, we remain committed to adapting our policies and procedures to ensure the safety of our employees and compliance with federal, state and local regulations. While we have experienced increased costs in the three and nine months ended September 30, 2020 as a result of COVID-19, they have not been material to our results of operations. However, these costs may not be representative of what we expect to incur moving forward.

We continue to experience an increase in demand from a fundamental shift to more at-home use of our products driven by the consumer response to the COVID-19 pandemic. The duration and magnitude of the increased demand remains unknown, and its ongoing impact on our operations may not be consistent with our experiences to date. At this time, we are unable to predict with any certainty the nature, timing or magnitude of any changes in future sales and/or earnings attributable to the impact of COVID-19 in North America. We do not currently anticipate that the COVID-19 pandemic will materially impact our liquidity over the next 12 months.

Non-GAAP Measures

In this Quarterly Report on Form 10-Q we use the non-GAAP financial measures “Adjusted EBITDA”, “Adjusted Net Income” and “Adjusted EPS”, which are measures adjusted for the impact of specified items and are not in accordance with GAAP.

We define Adjusted EBITDA as net income calculated in accordance with GAAP, plus the sum of income tax expense, net interest expense, depreciation and amortization and further adjusted to exclude unrealized gains and losses on commodity derivatives, factoring discounts (pre-IPO), the allocated related party management fee (pre-IPO) and IPO and separation-related costs. We define Adjusted Net Income and Adjusted EPS as Net Income and Earnings Per Share calculated in accordance with GAAP, plus the sum of IPO and separation-related costs, the impact of tax legislation changes under the CARES Act enacted on March 27, 2020 and any unrealized gains or losses on commodity derivatives.

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

The following is a reconciliation of our net income, the most directly comparable GAAP financial measure, to Adjusted EBITDA for each of the periods indicated:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(in millions)		(in millions)
Net income – GAAP	$113	$63	$251	$135
Income tax expense	37	20	112	44
Interest expense, net	13	39	57	174
Depreciation and amortization	24	21	72	63
Factoring discount (1)	—	5	—	15
Allocated related party management fee (2)	—	3	—	7
IPO and separation-related costs (3)	5	11	26	12
Unrealized (gains) losses on derivatives (4)	—	(1)	1	(9)
Other	—	1	—	—
Adjusted EBITDA (Non-GAAP)	$192	$162	$519	$441

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

The following is a reconciliation of our net income and diluted EPS, the most directly comparable GAAP financial measures, to Adjusted Net Income and Adjusted EPS for each of the periods indicated:

	Three Months Ended September 30, 2020
(In millions, except for per share data)	Net Income	Diluted Shares	Diluted EPS
As Reported – GAAP	$113	210	$0.54
Adjustments:
IPO and separation-related costs (1)	4	210	0.02
Unrealized gains on derivatives (1)	—	210	0.00
Adjusted (Non-GAAP)	$117	210	$0.56

	Nine Months Ended September 30, 2020
(In millions, except for per share data)	Net Income	Diluted Shares	Diluted EPS
As Reported – GAAP	$251	203	$1.24
Assume full period impact of IPO shares (2)	—	7	—
Total	251	210	1.20
Adjustments:
Impact of tax legislation change from the CARES Act	23	210	0.11
IPO and separation-related costs (1)	19	210	0.09
Unrealized losses on derivatives (1)	1	210	0.00
Adjusted (Non-GAAP)	$294	210	$1.40

(1)

Amounts are after tax calculated using a tax rate of 25% for both the three and nine months ended September 30, 2020, which is our effective tax rate excluding the one-time discrete expense associated with the legislation change from the CARES Act.

(2)

Represents incremental shares required to adjust the weighted average shares outstanding for the period to the actual shares outstanding as of September 30, 2020. We utilize the shares outstanding at period end as if they had been outstanding for the full period rather than weighted average shares outstanding over the course of the period as it is a more meaningful calculation that provides consistency in comparability due to the additional shares issued as a result of the IPO in the period.

Results of Operations – Three Months Ended September 30, 2020

The following discussion should be read in conjunction with our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Detailed comparisons of revenue and results are presented in the discussions of the operating segments, which follow our consolidated results discussion.

Aggregation of Segment Revenue and Adjusted EBITDA

(In millions)	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Unallocated(2)	Total Reynolds Consumer Products
Net revenues for the three months ended September 30:
2020	$285	$209	$192	$136	$1	$823
2019	256	185	174	129	(3)	741
Adjusted EBITDA for the three months ended September 30: (1)
2020	$63	$65	$43	$28	$(7)	$192
2019	49	51	40	23	(1)	162

(1)	Adjusted EBITDA is a non-GAAP measure. See “Non-GAAP Measures” for details, including a reconciliation between net income and Adjusted EBITDA.
(2)

The unallocated net revenues include elimination of intersegment revenues and other revenue adjustments. These transactions arise primarily from sales by Hefty Waste & Storage to Presto Products. The unallocated Adjusted EBITDA represents corporate expenses which are not allocated to our segments.

Three Months Ended September 30, 2020 Compared with the Three Months Ended September 30, 2019

Total Reynolds Consumer Products

	For the Three Months Ended September 30,
(In millions, except for %)	2020	% of Revenue	2019	% of Revenue	Change	% Change
Net revenues	$797	97%	$705	95%	$92	13%
Related party net revenues	26	3%	36	5%	(10)	(28)%
Total net revenues	823	100%	741	100%	82	11%
Cost of sales	(558)	(68)%	(524)	(71)%	(34)	(6)%
Gross profit	265	32%	217	29%	48	22%
Selling, general and administrative expenses	(97)	(12)%	(76)	(10)%	(21)	(28)%
Other expense, net	(5)	(1)%	(20)	(3)%	15	75%
Income from operations	163	20%	121	16%	42	35%
Non-operating income, net	—	—	1	0%	(1)	(100)%
Interest expense, net	(13)	(2)%	(39)	(5)%	26	67%
Income before income taxes	150	18%	83	11%	67	81%
Income tax expense	(37)	(4)%	(20)	(3)%	(17)	(85)%
Net income	$113	14%	$63	9%	$50	79%
Adjusted EBITDA (1)	$192	23%	$162	22%	$30	19%

(1)	Adjusted EBITDA is a non-GAAP measure. See “Non-GAAP Measures” for details, including a reconciliation between net income and Adjusted EBITDA.

Components of Change in Net Revenues for the Three Months Ended September 30, 2020 vs. the Three Months Ended September 30, 2019

	Price	Volume/Mix	Total
Reynolds Cooking & Baking	—%	11%	11%
Hefty Waste & Storage	(3)%	16%	13%
Hefty Tableware	2%	8%	10%
Presto Products	—%	5%	5%
Total RCP	(1)%	12%	11%

Total Net Revenues. Total net revenues increased by $82 million, or 11%, to $823 million. The increase was primarily driven by increased consumer demand from a fundamental shift to more at-home use of our products and the impact of several new products, partially offset by a $10 million decline in related party revenue.

Cost of Sales. Cost of sales increased by $34 million, or 6%, to $558 million. The increase was primarily due to increased demand, as noted above, partially offset by lower material and manufacturing costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $21 million, or 28%, to $97 million primarily due to higher advertising and personnel costs.

Other Expense, Net. Other expense, net decreased by $15 million, or 75%, to $5 million. The decrease was primarily attributable to the factoring discount on the sale of our U.S. trade receivables through RGHL Group’s securitization facility and the allocated related party management fee in the comparable prior period partially offset by IPO and separation-related costs during the current period.

Interest Expense, Net. Interest expense, net decreased by $26 million, or 67%, to $13 million. The decrease was primarily due to the change in our debt structure as a result of our IPO in the first quarter of 2020. Prior to the IPO we had related party debt and associated interest expense that was replaced with our External Debt Facilities in conjunction with the IPO.

Income Tax (Expense) Benefit. We recognized income tax expense of $37 million on income before income taxes of $150 million (an effective tax rate of 25%) for the three months ended September 30, 2020 compared to income tax expense of $20 million on income before income taxes of $83 million (an effective tax rate of 24%) for the three months ended September 30, 2019. The increase in the effective tax rate was due an increase in non-deductible items.

Adjusted EBITDA. Adjusted EBITDA increased by $30 million, or 19% to $192 million. The increase in Adjusted EBITDA was primarily due to increased revenue and lower material and manufacturing costs, which were partially offset by higher selling, general and administrative expenses, as discussed above.

Segment Information

Reynolds Cooking & Baking

	For the Three Months Ended September 30,
(In millions, except for %)	2020	2019	Change	% Change
Total segment net revenues	$285	$256	$29	11%
Segment Adjusted EBITDA	63	49	14	29%
Segment Adjusted EBITDA Margin	22%	19%

Total Segment Net Revenues. Reynolds Cooking & Baking total segment net revenues increased by $29 million, or 11%, to $285 million. The increase in net revenues was primarily driven by increased consumer demand, partially offset by a decline in related party revenue.

Adjusted EBITDA. Reynolds Cooking & Baking Adjusted EBITDA increased by $14 million, or 29%, to $63 million. The increase in Adjusted EBITDA was primarily driven by increased revenue, as noted above, and lower material and manufacturing costs, partially offset by higher advertising costs.

Hefty Waste & Storage

	For the Three Months Ended September 30,
(In millions, except for %)	2020	2019	Change	% Change
Total segment net revenues	$209	$185	$24	13%
Segment Adjusted EBITDA	65	51	14	27%
Segment Adjusted EBITDA Margin	31%	28%

Total Segment Net Revenues. Hefty Waste & Storage total segment net revenues increased by $24 million, or 13%, to $209 million. The increase in net revenues was primarily driven by increased consumer demand.

Adjusted EBITDA. Hefty Waste & Storage Adjusted EBITDA increased by $14 million, or 27%, to $65 million. The increase in Adjusted EBITDA was primarily driven by increased revenue and lower material and manufacturing costs, partially offset by higher advertising costs.

Hefty Tableware

	For the Three Months Ended September 30,
(In millions, except for %)	2020	2019	Change	% Change
Total segment net revenues	$192	$174	$18	10%
Segment Adjusted EBITDA	43	40	3	8%
Segment Adjusted EBITDA Margin	22%	23%

Total Segment Net Revenues. Hefty Tableware total segment net revenues increased by $18 million, or 10%, to $192 million. The increase in net revenues was primarily driven by increased consumer demand and the impact of several new products.

Adjusted EBITDA. Hefty Tableware Adjusted EBITDA increased by $3 million, or 8%, to $43 million. The increase in Adjusted EBITDA was primarily driven by increased revenue, as discussed above, partially offset by increased advertising and logistics costs.

Presto Products

	For the Three Months Ended September 30,
(In millions, except for %)	2020	2019	Change	% Change
Total segment net revenues	$136	$129	$7	5%
Segment Adjusted EBITDA	28	23	5	22%
Segment Adjusted EBITDA Margin	21%	18%

Total Segment Net Revenues. Presto Products total segment net revenues increased by $7 million, or 5%, to $136 million. The increase in net revenues was primarily driven by increased consumer demand.

Adjusted EBITDA. Presto Products Adjusted EBITDA increased by $5 million, or 22%, to $28 million. The increase in Adjusted EBITDA was primarily driven by increased revenue and lower material and manufacturing costs.

Results of Operations – Nine Months Ended September 30, 2020

The following discussion should be read in conjunction with our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Detailed comparisons of revenue and results are presented in the discussions of the operating segments, which follow our consolidated results discussion.

Aggregation of Segment Revenue and Adjusted EBITDA

(In millions)	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Unallocated(2)	Total Reynolds Consumer Products
Net revenues for the nine months ended September 30:
2020	$824	$604	$556	$401	$(10)	$2,375
2019	744	533	545	387	(12)	2,197
Adjusted EBITDA for the nine months ended September 30: (1)
2020	$169	$183	$120	$80	$(33)	$519
2019	116	142	126	67	(10)	441
(1)	Adjusted EBITDA is a non-GAAP measure. See “Non-GAAP Measures” for details, including a reconciliation between net income and Adjusted EBITDA.
(2)

The unallocated net revenues include elimination of intersegment revenues and other revenue adjustments. These transactions arise primarily from sales by Hefty Waste & Storage to Presto Products. The unallocated Adjusted EBITDA represents corporate expenses which are not allocated to our segments.

Nine Months Ended September 30, 2020 Compared with the Nine Months Ended September 30, 2019

Total Reynolds Consumer Products

	For the Nine Months Ended September 30,
(In millions, except for %)	2020	% of Revenue	2019	% of Revenue	Change	% Change
Net revenues	$2,286	96%	$2,083	95%	$203	10%
Related party net revenues	89	4%	114	5%	(25)	(22)%
Total net revenues	2,375	100%	2,197	100%	178	8%
Cost of sales	(1,669)	(70)%	(1,580)	(72)%	(89)	(6)%
Gross profit	706	30%	617	28%	89	14%
Selling, general and administrative expenses	(260)	(11)%	(231)	(11)%	(29)	(13)%
Other expense, net	(26)	(1)%	(34)	(2)%	8	24%
Income from operations	420	18%	352	16%	68	19%
Non-operating income, net	—	—	1	0%	(1)	(100%)
Interest expense, net	(57)	(2)%	(174)	(8)%	117	67%
Income before income taxes	363	15%	179	8%	184	103%
Income tax expense	(112)	(5)%	(44)	(2)%	(68)	(155)%
Net income	$251	11%	$135	6%	$116	86%
Adjusted EBITDA (1)	$519	22%	$441	20%	$78	18%

(1)	Adjusted EBITDA is a non-GAAP measure. See “Non-GAAP Measures” for details, including a reconciliation between net income and Adjusted EBITDA.

Components of Change in Net Revenues for the Nine Months Ended September 30, 2020 vs. the Nine Months Ended September 30, 2019

	Price	Volume/Mix	Total
Reynolds Cooking & Baking	(3)%	14%	11%
Hefty Waste & Storage	(2)%	15%	13%
Hefty Tableware	1%	1%	2%
Presto Products	(1)%	5%	4%
Total RCP	(2)%	10%	8%

Total Net Revenues. Total net revenues increased by $178 million, or 8%, to $2,375 million. The increase in net revenues was largely due to changes in consumer behavior driven by the COVID-19 pandemic. In the nine months ended September 30, 2020, all business segments experienced elevated consumer demand associated with a fundamental shift to more at-home use of our products. This was partially offset by the exit from certain low margin store branded business in the prior year, a decline in related party revenue and lower pricing.

Cost of Sales. Cost of sales increased by $89 million, or 6%, to $1,669 million. The increase was primarily due to increased revenue, as noted above, partially offset by lower material and manufacturing costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $29 million, or 13%, to $260 million primarily due to higher personnel and advertising costs.

Other Expense, Net. Other expense, net decreased by $8 million, or 24%, to $26 million. The decrease was primarily attributable to the factoring discount on the sale of our U.S. trade receivables through RGHL Group’s securitization facility and the allocated related party management fee in the comparable prior period, partially offset by IPO and separation-related costs during the current period.

Interest Expense, Net. Interest expense, net decreased by $117 million, or 67%, to $57 million. The decrease was primarily due to the change in our debt structure as a result of our IPO in the first quarter of 2020. Prior to the IPO we had related party debt and associated interest expense that was replaced with our External Debt Facilities in conjunction with the IPO.

Income Tax (Expense) Benefit. We recognized income tax expense of $112 million on income before income taxes of $363 million (an effective tax rate of 31%) for the nine months ended September 30, 2020 compared to income tax expense of $44 million on income before income taxes of $179 million (an effective tax rate of 25%) for the nine months ended September 30, 2019. The increase in the effective tax rate was due to the recognition of a $23 million discrete tax expense associated with the remeasurement of our deferred taxes as a result of the legislation change from the CARES Act. Excluding the impact of this, our effective tax rate was 25% for the nine months ended September 30, 2020.

Adjusted EBITDA. Adjusted EBITDA increased by $78 million, or 18%, to $519 million. The increase in Adjusted EBITDA was primarily due to increased revenue and lower material and manufacturing costs, partially offset by higher selling, general and administrative expenses, as discussed above.

Segment Information

Reynolds Cooking & Baking

	For the Nine Months Ended September 30,
(In millions, except for %)	2020	2019	Change	% Change
Total segment net revenues	$824	$744	$80	11%
Segment Adjusted EBITDA	169	116	53	46%
Segment Adjusted EBITDA Margin	21%	16%

Total Segment Net Revenues. Reynolds Cooking & Baking total segment net revenues increased by $80 million, or 11%, to $824 million. The increase in net revenues was primarily driven by increased consumer demand, partially offset by a decline in related party revenue and lower pricing.

Adjusted EBITDA. Reynolds Cooking & Baking Adjusted EBITDA increased by $53 million, or 46%, to $169 million. The increase in Adjusted EBITDA was primarily driven by increased revenue and lower material and manufacturing costs, partially offset by lower pricing, as noted above.

Hefty Waste & Storage

	For the Nine Months Ended September 30,
(In millions, except for %)	2020	2019	Change	% Change
Total segment net revenues	$604	$533	$71	13%
Segment Adjusted EBITDA	183	142	41	29%
Segment Adjusted EBITDA Margin	30%	27%

Total Segment Net Revenues. Hefty Waste & Storage total segment net revenues increased by $71 million, or 13%, to $604 million. The increase in net revenues was primarily driven by increased consumer demand.

Adjusted EBITDA. Hefty Waste & Storage Adjusted EBITDA increased by $41 million, or 29%, to $183 million. The increase in Adjusted EBITDA was primarily driven by increased revenue, as noted above, and lower material and manufacturing costs.

Hefty Tableware

	For the Nine Months Ended September 30,
(In millions, except for %)	2020	2019	Change	% Change
Total segment net revenues	$556	$545	$11	2%
Segment Adjusted EBITDA	120	126	(6)	(5)%
Segment Adjusted EBITDA Margin	22%	23%

Total Segment Net Revenues. Hefty Tableware total segment net revenues increased by $11 million, or 2%, to $556 million. The increase in net revenues was primarily due to increased consumer demand and the impact of several new products. As it relates to the COVID-19 demand, we experienced elevated demand in our first quarter at the onset of the pandemic. During the second quarter, we experienced a decline in revenue due to fewer large gatherings, particularly around summer holidays and end of school events, as well as lower demand for business and restaurant items sold by certain retail partners. In the third quarter of 2020, there was a modest increase as certain COVID-19 – related restrictions were eased.

Adjusted EBITDA. Hefty Tableware Adjusted EBITDA decreased by $6 million, or 5%, to $120 million. The decrease in Adjusted EBITDA was primarily driven by increased advertising and logistics costs.

Presto Products

	For the Nine Months Ended September 30,
(In millions, except for %)	2020	2019	Change	% Change
Total segment net revenues	$401	$387	$14	4%
Segment Adjusted EBITDA	80	67	13	19%
Segment Adjusted EBITDA Margin	20%	17%

Total Segment Net Revenues. Presto Products total segment net revenues increased by $14 million, or 4%, to $401 million. The increase in net revenues was primarily due to increased consumer demand, partially offset by the exit from certain low margin store branded business in the prior year.

Adjusted EBITDA. Presto Products Adjusted EBITDA increased by $13 million, or 19%, to $80 million. The increase in Adjusted EBITDA was primarily driven by increased revenue, as noted above, and lower material and manufacturing costs.

Historical Cash Flows

The following table discloses our cash flows for the periods presented:

	For the Nine Months Ended September 30,
(In millions)	2020	2019
Net cash provided by operating activities	$147	$146
Net cash used in by investing activities	(85)	(93)
Net cash provided by (used in) financing activities	187	(61)
Increase (decrease) in cash and cash equivalents	$249	$(8)

Cash provided by operating activities

Net cash provided by operating activities increased by $1 million to $147 million in the nine months ended September 30, 2020. The change was primarily driven by an increase in net income, a lower net investment in inventory and changes in related party receivables and payables, partially offset by a $275 million increase in accounts receivable, $240 million of which was related to accounts receivables previously sold through RGHL Group’s securitization facility prior to our separation from RGHL Group.

Cash used in investing activities

Net cash used in investing activities decreased by $8 million to $85 million in the nine months ended September 30, 2020. The net decrease was primarily attributable to cash advanced to RGHL Group as part of wider RGHL Group cash management activities in the prior year period. In addition to these related party items, cash outflows related to the acquisition of property, plant and equipment that increased by $11 million, or 15%. This change was primarily attributable to taking operational ownership of two facilities previously managed by a related party in conjunction with the IPO and expenditures associated with additional capacity in response to the increased demand we have experienced.

Cash provided by (used in) financing activities

Net cash from financing activities changed by $248 million, from an outflow of $61 million for the nine months ended September 30, 2019 to an inflow of $187 million for the nine months ended September 30, 2020. The change in cash flows from financing activities was primarily attributable to proceeds received from the IPO and the drawdown of the Term Loan Facility partially offset by repayments of related party balances, principal repayments of the Term Loan Facility and dividends paid during the 2020 period.

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

During September 2020, we entered into a series of interest rate swaps which fixed the LIBO rate to an annual rate of 0.18% to 0.47% (for an effective interest rate of 1.93% to 2.22%, including margin) for an aggregate notional amount of $1,650 million to hedge a portion of the interest rate exposure resulting from our Term Loan Facility for periods ranging from one to five years.

Prepayments

The Term Loan Facility contains customary mandatory prepayments, including with respect to excess cash flow, asset sale proceeds and proceeds from certain incurrences of indebtedness.

The Borrower may voluntarily repay outstanding loans under the Term Loan Facility at any time without premium or penalty, other than customary breakage costs with respect to LIBO rate loans. During the quarter ended September 30, 2020, we made a voluntary principal payment of $100 million related to the Term Loan Facility. Subsequent to September 30, 2020, we made a voluntary principal payment of $100 million related to the Term Loan Facility.

Amortization and maturity

The Term Loan Facility matures in February 2027. The Term Loan Facility amortizes in equal quarterly installments of $6 million, which commenced in June 2020, with the balance being payable on maturity. The Revolving Facility matures in February 2025.

Outstanding borrowings

As of September 30, 2020, we had no outstanding borrowings under the Revolving Facility, and we had $7 million of letters of credit outstanding, which reduces the borrowing capacity under the Revolving Facility. As of September 30, 2020, the outstanding balance under the Term Loan Facility was $2,363 million.

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

We are currently in compliance with the covenants contained in our External Debt Facilities.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

See “Item 7A: Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Other than the risk below, during the nine months ended September 30, 2020, there have been no material changes in our exposure to market risk.

Interest Rate Risk

During September 2020, we entered into a series of interest rate swaps which fixed the LIBO rate to an annual rate of 0.18% to 0.47% (for an effective interest rate of 1.93% to 2.22%, including margin) for an aggregate notional amount of $1,650 million to hedge a portion of the interest rate exposure resulting from our Term Loan Facility and classified these instruments as cash flow hedges. Our cash flow hedge contracts are for periods ranging from one to five years.

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

In connection with the preparation of this report, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2020, our disclosure controls and procedures were effective.

b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The COVID-19 pandemic, including the measures instituted by governmental authorities and associated responses, have and could continue to adversely impact our business and results of operations in a number of ways, including but not limited to:

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

•

significant reductions or volatility in demand for one or more of our products, which may be caused by, among other things: the temporary inability of consumers to purchase our products due to illness, quarantine or other travel restrictions, or financial hardship; or other COVID-19 related restrictions impacting consumer behavior;

•	an inability to respond to or capitalize on increased demand, including challenges and increased costs associated with adding capacity and related staffing issues; and

•	a change in demand for or availability of our products as a result of retailers, distributors, or carriers modifying their inventory, fulfillment or shipping practices.

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
November 12, 2020