Form 10-K
period 2020-12-31
Reynolds Consumer Products Inc.
filed 2021-02-12
CIK 1786431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____ to____

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☑

As of June 30, 2020, the aggregate market value of the registrant’s common stock held by non-affiliates (shareholders other than executive officers, directors or holders of more than 5% of the outstanding stock of the registrant) was approximately $1,884 million, based on the closing price of the registrant’s common stock on such date. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purposes.

The registrant had 209,700,500 shares of common stock, $0.001 par value, outstanding as of January 29, 2021.

Documents incorporated by reference: Portions of the Registrant’s definitive proxy statement relating to its 2021 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

REYNOLDS CONSUMER PRODUCTS INC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including those risks and uncertainties discussed in Item 1A. “Risk Factors.” You should specifically consider the numerous risks outlined in the “Risk Factors” section. These risks and uncertainties include factors related to:

•	changes in consumer preferences, lifestyle and environmental concerns;
•	relationships with our major customers, consolidation of our customer bases and loss of a significant customer;
•	competition and pricing pressures;
•	loss of, or disruption at, any of our key manufacturing facilities;
•	our suppliers of raw materials and any interruption in our supply of raw materials;
•	loss due to an accident, labor issues, weather conditions, natural disaster, the emergence of a pandemic or disease outbreak, such as coronavirus or otherwise;
•	the unknown duration and economic, operational and financial impacts of the global COVID-19 pandemic;
•	costs of raw materials, energy and freight, including the impact of tariffs, trade sanctions and similar matters affecting our importation of certain raw materials;
•	our ability to develop and maintain brands that are critical to our success;
•	economic downturns in our target markets;
•	difficulty meeting our sales growth objectives and innovation goals; and
•	changes in market interest rates, or a phase-out or replacement of the LIBO rate as an interest rate benchmark.

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

Additional information about these factors and about the material factors or assumptions underlying such forward-looking statements may be found elsewhere in this Annual Report on Form 10-K, under Part I, Item 1A. “Risk Factors.”

PART I

ITEM 1. BUSINESS

In this Annual Report on Form 10-K, “Reynolds Consumer Products,” “RCP,” the “Company,” “we,” “us” and “our” refer to (i) prior to the Corporate Reorganization on February 4, 2020, as defined in our Registration Statement on Form S-1 (File No. 333-234731), as amended and as filed with the U.S. Securities and Exchange Commission (the “SEC”), the Reynolds Consumer Group business consisting of the combination of Reynolds Consumer Products Inc. and the operations, assets and liabilities comprising Reynolds Group Holdings Limited’s Reynolds Consumer Products segment as reflected in the consolidated financial statements included elsewhere in this Annual Report on Form 10-K; and (ii) after the Corporate Reorganization, Reynolds Consumer Products Inc. and its consolidated subsidiaries. Reynolds Consumer Products Inc., formerly known as RenPac Holdings Inc., was incorporated in the state of Delaware on September 26, 2011.

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

Our products are typically used in the homes of consumers of all demographics on a daily basis and meet the convenience-oriented preferences of today’s consumer across a broad range of household activities. We help make daily life easier by assisting with preparation, cooking, mealtime and clean-up and by providing convenient storage and indoor/outdoor disposal solutions. Our diverse product portfolio includes aluminum foil, wraps, disposable bakeware, trash bags, food storage bags and disposable tableware. Our products are known for their quality, which is recognized by our consumers and retail partners alike. Our consumers know they can rely on our trusted brands. These factors generate loyalty which empowers us to develop and launch new products that expand usage occasions and transition our portfolio into adjacent categories.

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

Our brands have #1 market share positions across nearly all our categories
Category	Brand	Position
Aluminum foil (U.S.)
Aluminum foil (Canada)
Parchment paper
Wax paper
Slow cooker liners
Oven bags
Freezer paper
Slider bags
Party cups
Foam dishes
Trash bags

Source: Nielsen xAOC last 52 weeks ended December 26, 2020.

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

Our Products

Our portfolio consists of three main product groups: waste & storage products, cooking products and tableware. Our consolidated net revenues by product line for fiscal years 2020, 2019 and 2018 were as follows:

	Year ended December 31,
(In millions)	2020	2019	2018
Waste and storage (1)	$1,341	$1,205	$1,226
Cooking products	1,159	1,076	1,159
Tableware	763	751	757

(1)	Waste and storage products are comprised of our Hefty Waste & Storage and Presto Products segments.

Customers

Our customer base includes leading grocery stores, mass merchants, warehouse clubs, discount chains, dollar stores, drug stores, home improvement stores, military outlets and eCommerce retailers. We sell both branded and store brand products across our customer base. We generally sell our branded products pursuant to informal trading policies and our store brand products under one year or multi-year agreements. Walmart accounted for 30%, 30% and 28% and Sam’s Club accounted for 13%, 13% and 12% of our total net revenue in fiscal years 2020, 2019 and 2018, respectively. Sales to Walmart are concentrated more heavily in our Hefty Waste & Storage segment, and sales to Sam’s Club are concentrated more heavily in our Hefty Tableware segment.

During fiscal year 2020, sales in North America and the United States represented 99% and 98% of our total sales, respectively.

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

Seasonality

Portions of our business have historically been moderately seasonal. Overall, our strongest sales are in our fourth quarter and our weakest sales are in our first quarter. This is driven by higher levels of sales of cooking products around major U.S. holidays in our fourth quarter, primarily due to the holiday use of Reynolds Wrap, Reynolds Oven Bags and Reynolds Parchment Paper. Our tableware products generally have higher sales in the second quarter of the year, primarily due to outdoor summertime use of disposable plates, cups and bowls, however, our tableware products seasonality trends in 2020 were different from historical seasonality trends due to fewer social gatherings as a result of COVID-19.

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

Centralized purchasing enables us to leverage the global purchasing power of our operations and reduces our dependence on any one supplier. We generally have one to two year contracts with resin and aluminum suppliers, which have historically provided us with a steady supply of raw materials. In certain instances, we purchase selected finished goods from third-party suppliers to supplement capacity and source specialty items. We have not historically experienced any significant interruptions of key raw material supplies.

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

Employees and Human Capital

Our human capital resources objectives include identifying, recruiting, retaining, incentivizing and integrating our existing and new employees. Our talent management and succession plan process includes the identification of key positions based on current and future business strategies, the identification of potential successors, and a plan for talent development. As of December 31, 2020, we employed approximately 5,450 people located primarily in our U.S. and Canada manufacturing facilities. Approximately 23% of our employees are covered by collective bargaining agreements. We have not experienced any significant union-related work stoppages over the last ten years. We believe our relationships with our employees and labor unions are satisfactory.

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

Available Information

We file annual, quarterly and current reports, proxy statements and other information with the SEC. The SEC maintains an Internet site that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC at http://www.sec.gov.

We also make financial information, news releases and other information available on our corporate website at www.reynoldsconsumerproducts.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 (the “Exchange Act”) are available free of charge on this website as soon as reasonably practicable after we electronically file these reports and amendments with, or furnish them to, the SEC. The information contained on or connected to our website is not incorporated by reference into this Annual Report on Form 10-K and should not be considered part of this or any other report filed with the SEC.

ITEM 1A. RISK FACTORS

You should carefully consider the risks described below in addition to the other information set forth in this Annual Report on Form 10-K, including the Management’s Discussion and Analysis of Financial Condition and Results of Operations section and the consolidated financial statements and related notes. If any of the following risks actually occurs, our business, financial condition and results of operations could be materially adversely affected. The risks discussed below are not the only risks we face. Additional risks or uncertainties not currently known to us, or that we currently deem immaterial, may also have a material adverse effect on our business, financial condition, prospects, results of operations, cash flows or price of our securities.

Risks Related to Our Business, Growth and Profitability

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

We rely on a relatively small number of customers for a significant portion of our revenue. In 2020, sales to our top ten customers accounted for 68% of our total revenue, and our two largest customers, Walmart and Sam’s Club, individually accounted for 30% and 13%, respectively, of our total revenue.  Sales to Walmart are concentrated more heavily in our Hefty Waste & Storage segment, and sales to Sam’s Club are concentrated more heavily in our Hefty Tableware segment.  The loss of any of our significant customers would have a material adverse effect on our business, financial condition and results of operations.

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

Some of our products are manufactured at a single location. For example, our Malvern, Arkansas plant is our sole producer of foil reroll for our Louisville, Kentucky plant, which in turn is our sole producer of household foil. The loss of the use of all or a portion of any of our key manufacturing facilities, especially one that is a sole producer, or the loss of any key suppliers, due to any reason, including an accident, labor issues, weather conditions, natural disaster, the emergence of a pandemic (such as coronavirus), cyber-attacks against our information systems (such as ransomware) or otherwise, could have a material adverse effect on our business, financial condition and results of operations.

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

Fluctuations in raw material and energy costs could adversely affect our business, financial condition and results of operations.  Raw material costs represent a significant portion of our cost of sales. The primary raw materials we use are plastic resins, particularly polyethylene and polystyrene, and aluminum. The prices of our raw materials have fluctuated significantly in recent years. Aluminum prices have been historically volatile as aluminum is a cyclical commodity with prices subject to global market factors. Resin prices have also historically fluctuated with changes in crude oil and natural gas prices as well as changes in refining capacity and the demand for other petroleum-based products. Raw material costs are also impacted by governmental actions, such as tariffs and trade sanctions.  For example, the imposition by the U.S. government of tariffs on products imported from certain countries and trade sanctions against certain countries have introduced greater uncertainty with respect to policies affecting trade between the United States and other countries and have impacted the cost of certain raw materials, including aluminum and resin. Major developments in trade relations, including the imposition of new or increased tariffs by the United States and/or other countries, could have a material adverse effect on our business, financial condition and results of operations.

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

In addition, we distribute our products and receive raw materials primarily by rail and truck. Reduced availability of rail or trucking capacity has caused us, and may continue to cause us, to incur unanticipated expenses and impair our ability to distribute our products or receive our raw materials in a timely manner, which could disrupt our operations, strain our customer relations and adversely affect our operating profits. In particular, reduced trucking capacity, due to a shortage of drivers, the federal regulation requiring drivers to electronically log their driving hours and adverse weather conditions, among other reasons, has caused an increase in the cost of transportation for us and many other companies.

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

We are a consumer products company and any reduction in consumer demand for the types of products we offer as a result of changes in consumer lifestyle, environmental concerns or other considerations could have a significant impact on our business, financial condition and results of operations. For example, there have been recent concerns about the environmental impact of single-use disposable products and products made from plastic, particularly polystyrene foam. These concerns, and the actions taken in response (including regulations banning the sale of certain polystyrene foam products in certain jurisdictions), impact several of our products, especially in our Hefty Tableware segment. Sustainability concerns, including the recycling of products, have received increased focus in recent years and may play an increasing role in brand management and consumer purchasing decisions. These changes in consumer lifestyle, environmental concerns or other considerations may result in a decrease in the demand for certain of our current products, and our inability to respond through innovation or acquisition of assets we do not currently own, could materially and adversely affect our business, financial condition and results of operations.

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

Although we have control measures and systems in place that are designed to ensure that the safety and quality of our products are maintained, the consequences of not being able to do so could be severe, including adverse effects on consumer health, our reputation, the loss of customers and market share, financial costs and loss of revenue.  If any of our products are found to be defective, we could be required to or may voluntarily recall such products, which could result in adverse publicity, significant expenses and a disruption in sales and could affect our reputation and that of our products.  In addition, if any of our competitors or customers supply faulty or contaminated products to the market, our industry could be negatively impacted, which in turn could have adverse effects on our business.

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

We are affected by seasonality.

Portions of our business have historically been moderately seasonal.  Overall, our strongest sales are in our fourth quarter and our weakest sales are in our first quarter. This is driven by higher levels of sales of cooking products around major U.S. holidays in our fourth quarter, primarily due to the holiday use of Reynolds Wrap, Reynolds Oven Bags and Reynolds Parchment Paper.  Our tableware products generally have higher sales in the second quarter of the year, primarily due to outdoor summertime use of disposable plates, cups and bowls, however, our tableware products seasonality trends in 2020 were different from historical seasonality trends due to fewer social gatherings as a result of COVID-19. As a result of this seasonality, any factors negatively affecting us during these periods of any year, including unfavorable economic conditions, could have a material adverse effect on our financial condition and results of operations for the entire year. Because of quarterly fluctuations caused by these and other factors, comparisons of our operating results across different fiscal quarters may not be accurate indicators of our future performance.

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

We have recorded a significant amount of goodwill and indefinite-lived intangible assets, representing our Reynolds and Hefty trade names, on our balance sheet. We test the carrying values of goodwill and indefinite-lived intangible assets for impairment at least annually and whenever events or circumstances indicate the carrying value may not be recoverable. The estimates and assumptions about future results of operations and cash flows made in connection with impairment testing could differ from future actual results of operations and cash flows. While we concluded that our goodwill and indefinite-lived intangible assets were not impaired during our annual impairment review performed during the fourth quarter of 2020, future events could cause us to conclude that the goodwill associated with a given segment, or one of our indefinite-lived intangible assets, may have become impaired. Any resulting impairment charge, although non-cash, could have a material adverse effect on our results of operations and financial condition.

Some of our workforce is covered by collective bargaining agreements, and our business could be harmed in the event of a prolonged work stoppage.

Approximately 23% of our employees are covered by collective bargaining agreements. While we believe we have good relationships with our unionized employees and we have not experienced a significant union-related work stoppage over the last ten years, if we encounter difficulties with renegotiations or renewals of collective bargaining arrangements or are unsuccessful in those efforts we could incur additional costs and experience work stoppages.  We cannot predict how stable our union relationships will be or whether we will be able to successfully negotiate successor collective bargaining agreements without impacting our financial condition. In addition, the presence of unions may limit our flexibility in dealing with our workforce. Work stoppages could negatively impact our ability to manufacture our products on a timely basis, which could have a material adverse effect on our results of operations and financial condition.

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

For example, in December 2017, the United States federal government enacted tax reform that, among other things, reduced U.S. federal corporate income tax rates, imposed limits on tax deductions for interest expense, changed the rules related to capital expenditure cost recovery and changed many of the rules related to the taxation of business income generated outside of the United States.  There are a number of uncertainties and ambiguities as to the interpretation and application of many of the provisions of the enacted tax reform measure.  Given the unpredictability of these possible changes and their potential interdependency, it remains difficult to assess the overall effect such tax changes will have on our earnings and cash flow, and the extent to which such changes could adversely impact our results of operations. As the impacts of the new law are determined, and as regulations and other guidance interpreting the new law are issued and finalized, our financial results could be impacted. In addition, future changes in tax laws, including as a result of any legislation proposed by the new U.S. presidential administration or Congress, which may include efforts to change or repeal the 2017 tax reform measures and the federal corporate income tax rate reduction, could have a material adverse impact on our tax rate and our cash tax expectations.

In addition, U.S. federal, state and local tax laws and regulations are extremely complex and subject to varying interpretations.  There can be no assurance that our tax positions will be sustained if challenged by relevant tax authorities and if not sustained, there could be a material adverse effect on our results of operations, financial condition and cash flows.

Risks Related to Liquidity and Indebtedness

We have significant debt, which could adversely affect our financial condition and ability to operate our business.

As of January 31, 2021, we had $2,257 million of outstanding indebtedness under our senior secured term loan facility (“Term Loan Facility”) and up to $250 million of borrowing capacity under our senior secured revolving credit facility (“Revolving Facility”). Our debt level and related debt service obligations:

•

require us to dedicate significant cash flow to the payment of principal of, and interest on, our debt, which reduces the funds we have available for other purposes, including working capital, capital expenditures and general corporate purposes;

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

An increase in market interest rates, or a phase-out or replacement of the LIBO rate with a benchmark rate that is higher or more volatile than the LIBO rate, could increase our interest costs.

Our debt bears interest at variable rates, and we may incur additional variable interest rate indebtedness in the future. This exposes us to interest rate risk, and any interest rate swaps we enter into in order to reduce interest rate volatility may not fully mitigate our interest rate risk. If interest rates were to increase, our debt service obligations on the unhedged variable rate indebtedness would increase even if the amount borrowed remained the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease.

In addition, in July 2017, the U.K. Financial Conduct Authority announced that, after the end of 2021, it would no longer persuade or compel contributing banks to make rate submissions to the ICE Benchmark Administration (together with any successor to the ICE Benchmark Administrator, the “IBA”) for purposes of the IBA setting the LIBO rate. The cessation date for submission and publication of rates for certain tenors of the LIBO rate has since been extended by the IBA until mid-2023.  It is uncertain if applicable tenors of the LIBO rate will cease to exist after calendar year 2021, or whether additional reforms to the LIBO rate may be enacted, or whether alternative reference rates will gain market acceptance as a replacement for the LIBO rate.  While the credit agreement governing our debt provides a mechanism for determining an alternative rate of interest in the event that the LIBO rate is no longer available, any such alternative, successor, or replacement rate may not be similar to, or produce the same value or economic equivalence of, the LIBO rate or have the same volume or liquidity as did the LIBO rate prior to its discontinuance or unavailability, which may increase our overall interest expense on unhedged variable rate indebtedness which is currently based on the LIBO rate. In addition, there can be no assurance that we will be able to reach an agreement with the administrative agent for our lenders on any such replacement benchmark before experiencing adverse effects due to changes in interest rates, if at all. We will continue to monitor the situation and address the potential reference rate changes in future debt obligations that we may incur, but the potential effect of the phase-out or replacement of the LIBO rate on our cost of capital cannot yet be determined and any increase in the interest we pay and a corresponding increase in our costs of capital or otherwise could have a material adverse impact on our financial condition, results of operations or cash flows.

Risks Related to Stockholder Influence, Related Party Transactions and Governance

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

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for substantially all disputes between us and our stockholders.

Our amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf; any action asserting a breach of fiduciary duty; any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws; or any action asserting a claim against us that is governed by the internal affairs doctrine.  Notwithstanding the foregoing, the exclusive forum provision will not apply to suits brought to enforce any liability or duty created by the Exchange Act, the Securities Act of 1933, or any other claim for which the federal courts have exclusive jurisdiction. The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees.  Alternatively, if a court were to find the choice of forum provision contained in our amended and restated certificate of incorporation to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could materially and adversely affect our business, financial condition and results of operations.

We intend to continue to pay regular dividends on our common stock, but our ability to do so may be limited.

We intend to continue to pay cash dividends on our common stock on a quarterly basis, subject to the discretion of our board of directors and our compliance with applicable law, and depending on our results of operations, capital requirements, financial condition, business prospects, contractual restrictions, restrictions imposed by applicable laws and other factors that our board of directors deems relevant.  Our ability to pay dividends is restricted by the terms of our Term Loan Facility and may be restricted by the terms of any future debt or preferred equity securities.  Our dividend policy entails certain risks and limitations, particularly with respect to our liquidity. By paying cash dividends rather than investing that cash in our business or repaying any outstanding debt, we risk, among other things, slowing the expansion of our business, having insufficient cash to fund our operations or make capital expenditures or limiting our ability to incur borrowings.  Our board of directors will periodically review the cash generated from our business and the capital expenditures required to finance our growth plans and determine whether to modify the amount of regular dividends and/or declare any periodic special dividends. There can be no assurance that our board of directors will not reduce the amount of regular cash dividends or cause us to cease paying dividends altogether.

We could incur significant liabilities if we take certain actions that result in assessment of U.S. federal income tax on certain internal transactions undertaken by PEI Group (previously known as RGHL Group) in preparation for our IPO.

We historically operated as part of Pactiv Evergreen Inc. and its subsidiaries (“PEI Group”, previously known as “RGHL Group”). In preparation for our IPO, PEI Group effected certain distributions pursuant to the Corporate Reorganization to transfer its interests in us to PFL in a manner that was intended to qualify as tax-free to PFL and PEI Group under Sections 368(a)(1)(D) and 355 of the Internal Revenue Code of 1986, as amended (“Code”). PEI received a tax opinion as to the tax treatment of these distributions, which relied on certain facts, assumptions, representations and undertakings from Mr. Graeme Hart, PEI Group and us regarding the past and future conduct of the companies’ respective businesses and other matters. If any of these facts, assumptions, representations or undertakings are incorrect or not otherwise satisfied, PEI may not be able to rely on the opinion of tax counsel and could be subject to significant tax liabilities. Notwithstanding the opinion of tax counsel, the Internal Revenue Service (“IRS”) could determine on audit that these distributions are taxable if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated or if it disagrees with the conclusions in the opinion, or for other reasons, including as a result of certain significant changes in the stock ownership of PEI, Pactiv Evergreen Group Holdings Inc. (an indirect subsidiary of PEI) or us after the distributions. If the distributions are determined to be taxable for U.S. federal income tax purposes, PFL, PEI and Pactiv Evergreen Group Holdings Inc. could incur significant U.S. federal income tax liabilities, and we could also incur significant liabilities. Under the tax matters agreement between PEI and us (“Tax Matters Agreement”), we are required to indemnify PEI Group against taxes incurred by them that arise as a result of, among other things, a breach of any representation made by us, including those provided in connection with the opinion of tax counsel or us taking or failing to take, as the case may be, certain actions, in each case, that result in any of the distributions failing to meet the requirements of a tax-free distribution under Sections 355 and 368(a)(1)(D) of the Code.

We may be affected by significant restrictions, including on our ability to engage in certain corporate transactions for a two-year period after the Corporate Reorganization, in order to avoid triggering significant tax-related liabilities.

To preserve the tax-free treatment for U.S. federal income tax purposes to PEI Group of the distributions effected pursuant to the Corporate Reorganization, under the Tax Matters Agreement that we entered into with PEI, we are restricted from taking any action that prevents these distributions from being tax-free for U.S. federal income tax purposes. Under the Tax Matters Agreement, for the two-year period following these distributions, we are subject to specific restrictions on our ability to enter into acquisitions, mergers, liquidations, sales and stock redemption transactions with respect to our stock. These restrictions may limit our ability to pursue certain strategic transactions or other transactions that we may believe to be in the best interests of our stockholders or that might increase the value of our business. These restrictions do not limit the acquisition of other businesses by us for cash consideration. Furthermore, we are subject to specific restrictions on discontinuing the active conduct of our trade or business and the issuance or sale of stock or other securities (including securities convertible into our stock but excluding certain compensatory arrangements), which may limit our ability to effect certain anti-takeover provisions related to the issuance of preferred stock. Such restrictions may reduce our strategic and operating flexibility, including our options for raising equity capital.

PFL controls the direction of our business and PFL’s concentrated ownership of our common stock may prevent our stockholders from influencing significant decisions.

PFL owns and controls the voting power of approximately 74% of our outstanding shares of common stock. Under our stockholders agreement with PFL, PFL is entitled to nominate all of our board of directors so long as it owns at least 50% of our shares, and a majority of our board of directors so long it owns at least 40% of our shares.  Additionally, as long as PFL continues to control a majority of the voting power of our outstanding common stock, it is generally able to determine the outcome of all corporate actions requiring stockholder approval.

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

If we are no longer affiliated with PEI Group, we may be unable to continue to benefit from that relationship, which may adversely affect our operations and have a material adverse effect on us.

Our affiliation with PEI Group provided us with increased scale and reach.  We leveraged our combined scale to coordinate purchases across our operations to reduce costs.  If we no longer benefit from this relationship, whether because we are no longer affiliated with PEI Group or otherwise, it may result in increased costs for us and higher prices to our customers because we may be unable to obtain goods, services and technology from unaffiliated third parties on terms as favorable as those previously obtained.  As a result of any the above factors, we may be precluded from pursuing certain opportunities that we would otherwise pursue, including growth opportunities, which in turn may adversely affect our business, financial condition and results of operations.

We have entered, and may continue to enter, into certain related party transactions.  There can be no assurance that we could not have achieved more favorable terms if such transactions had not been entered into with related parties, or that we will be able to maintain existing terms in the future.

We have entered into various transactions with Rank Group Limited (“Rank”) and other related parties that are members of PEI Group, including, among others:

•	the lease for our corporate headquarters in Lake Forest, Illinois;
•	the lease for a facility used for certain research and development activities in Canandaigua, New York;
•

the transition services agreement whereby PEI Group provides certain administrative services to us and we will provide certain services to PEI Group, including human resources, compliance, and procurement;

•	the transition services agreement whereby Rank, upon our request, provides certain administrative services to us;
•

a transition and support agreement with Pactiv LLC (“Pactiv”), a member of PEI Group, for support at our Red Bluff, California and Huntersville, North Carolina facilities (which we acquired from Pactiv in 2019);

•	supply agreements where we sell certain products (primarily aluminum foil containers and roll foil) to, and purchase certain products (primarily tableware), from Pactiv; and
•	a warehousing and freight services agreement whereby Pactiv provides certain logistics services to us.

While we believe that all such transactions have been negotiated on an arm’s length basis and contain commercially reasonable terms, we may have been able to achieve more favorable terms had such transactions been entered into with unrelated parties.  In addition, while these services are being provided to us by related parties, our operational flexibility to modify or implement changes with respect to such services or the amounts we pay for them may be limited.  At the conclusion of these agreements, we will have to perform such services with internal resources or contract with third party providers.  There could be disruptions upon transition, and there can be no assurance that we will be able to perform or obtain the necessary services at the same or lower cost.  Such related party transactions may also potentially involve conflicts of interest; for example, in the event of a dispute under any of these related party agreements, PEI Group could decide the matter in a way adverse to us, and our ability to enforce our contractual rights may be limited.

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

PFL owns and controls the voting power of approximately 74% of our outstanding shares of common stock. PFL has the ability, should it choose to do so, to sell some or all of its shares of our common stock in a privately negotiated transaction, which, if sufficient in size, could result in a change of control of our company.

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

PEI Group may compete with us, and its competitive position in certain markets may constrain our ability to build and maintain partnerships.

We may face competition from a variety of sources, including Pactiv and other members of PEI Group, both today and in the future.  For example, while we have supply agreements in place with Pactiv, Pactiv may still compete with us in certain products and/or in certain channels.  In addition, while none of the other members of PEI Group currently manufacture or sell products that compete with our products, they may do so in the future, including as a result of acquiring a company that operates as a manufacturer of consumer products.  Due to the significant resources of PEI Group, including financial resources and know-how resulting from the previous management of our business, PEI Group could have a significant competitive advantage should it decide to engage in the type of business we conduct, which may materially and adversely affect our business, financial condition and results of operations.  Although Pactiv has historically sold the products (primarily tableware and cups) that we purchase from it in the foodservice business-to-business channel, after the termination of our supply agreement with Pactiv it could seek to sell such products in the retail channel or otherwise compete with us, especially where we sell private label or store brand products.  As our former supplier, Pactiv would have information about products, including pricing that could give it a competitive advantage.

In addition, we may partner with companies that compete with PEI Group in certain markets. Our affiliation with PEI Group may affect our ability to effectively partner with these companies. These companies may favor our competitors because of our relationship with PEI Group.

Conflicts of interest may arise because certain of our directors may hold a management or board position with PEI Group entities.

From time to time, certain of our directors may also be directors or officers of PEI or other PEI Group entities. The interests of any such director in PEI, other PEI Group entities and us could create, or appear to create, conflicts of interest with respect to decisions involving both us and PEI or PEI Group entities that could have different implications for PEI and us. These decisions could, for example, relate to:

•	disagreement over corporate opportunities;
•	competition between us and PEI Group;
•	employee retention or recruiting;
•	our dividend policy; and
•	the services and arrangements from which we benefit as a result of our relationship with PEI Group.

Conflicts of interest could also arise if we enter into any new commercial arrangements with PEI Group in the future. The presence of directors or officers of entities affiliated with PEI on our board of directors could create, or appear to create, conflicts of interest and conflicts in allocating their time with respect to matters involving both us and any one of them, or involving us and PEI, that could have different implications for any of these entities than they do for us. Provisions of our amended and restated certificate of incorporation and amended and restated bylaws address corporate opportunities that are presented to any of our directors who, from time to time, are also directors or officers of PEI and certain of its subsidiaries. We cannot assure you that our amended and restated certificate of incorporation will adequately address potential conflicts of interest or that potential conflicts of interest will be resolved in our favor or that we will be able to take advantage of corporate opportunities presented to any such individual who is a director of both us and PEI. As a result, we may be precluded from pursuing certain advantageous transactions or growth initiatives.

Our inability to resolve in a manner favorable to us any potential conflicts or disputes that arise between us and PEI Group, PFL or Rank with respect to our past and ongoing relationships may adversely affect our business and prospects.

Potential conflicts or disputes may arise between PEI Group, PFL or Rank and us in a number of areas relating to our past or ongoing relationships, including:

•	tax, employee benefit, indemnification and other matters arising from our relationship with PEI Group, PFL or Rank;
•	business combinations involving us;
•	the nature, quality and pricing of services PEI Group and Rank have agreed to provide us;
•	business opportunities that may be attractive to us and PEI Group;
•	intellectual property or other proprietary rights; and
•	joint sales and marketing activities with PEI Group.

The resolution of any potential conflicts or disputes between us, PEI Group, PFL or Rank or their subsidiaries over these or other matters may be less favorable to us than the resolution we might achieve if we were dealing with an unaffiliated third party.

The agreements we have entered into with PEI Group and Rank are of varying durations and may be amended upon agreement of the parties. So long as it has the ability to nominate a majority of our board of directors, PFL will be able to determine the outcome of all matters requiring stockholder approval and will be able to cause or prevent a change of control of our company or a change in the composition of our board of directors, and could preclude any acquisition of our company.  For so long as we are controlled by PFL, we may be unable to negotiate renewals or amendments to these agreements, if required, on terms as favorable to us as those we would be able to negotiate with an unaffiliated third party.

Risks Related to Being a Newly Stand-Alone Public Company

As a newly stand-alone public company, our historical financial data is not necessarily representative of the results we would have achieved as a stand-alone public company and may not be a reliable indicator of our future results.

Prior to our public offering, we operated as part of PEI Group and not as a stand-alone entity. The historical information, prior to February 4, 2020, in this Annual Report on Form 10-K reflects our business as part of PEI Group.  This information does not necessarily reflect the financial position, results of operations, and cash flows we would have achieved as a public company during those periods presented, or that we will achieve in the future. This is primarily because of the following factors:

•

PEI Group historically performed or supported various corporate services for us, including executive management, supply chain, information technology, legal, finance and accounting, human resources, risk management, tax, treasury, and other services. Our historical consolidated financial data reflects allocations of corporate expenses from PEI Group for these and similar functions. These allocations may not reflect the costs we will incur for similar services in the future as a public company.

•

We entered into certain agreements with PEI Group and Rank, including supply agreements to sell products (mostly aluminum foil containers and aluminum foil) and purchase products (mostly tableware). Upon the expiration of these agreements, we will be required to negotiate new arrangements with PEI Group, Rank and/or unaffiliated third parties, and these new arrangements may not reflect terms as favorable as those previously obtained from PEI Group and Rank.

•

We have relied upon PEI Group for working capital requirements and other cash requirements. Subsequent to our IPO, PEI Group does not provide us with funds to finance our working capital or other cash requirements. Further, our access to and cost of debt financing following our IPO may be different from the historical access to and cost of debt financing under PEI Group. Differences in access to and cost of debt financing may result in differences in the interest rate charged to us on financings, as well as the amounts of indebtedness, types of financing structures and debt markets that may be available to us, which could have an adverse effect on our business, financial condition and results of operations and cash flows.

•

Historically, we sold substantially all of our U.S. trade receivables through PEI Group’s securitization facility. This non-recourse factoring arrangement satisfied all of the conditions that result in the derecognition of our trade receivables. We repurchased all U.S. trade receivables outstanding and now collect our trade receivables in the ordinary course of business.

•

Our historical financial data was not adjusted for and did not reflect changes we have experienced as a result of our transition to becoming a public company. These changes include (1) changes in our cost structure, personnel needs, tax structure, and business operations, (2) changes in our management, (3) potential increased costs associated with reduced economies of scale, and (4) increased costs associated with corporate governance, investor and public relations, and public company reporting and compliance.

Therefore, our historical financial data may not necessarily be indicative of our future financial position, results of operations, or cash flows.

Our ability to operate our business effectively may suffer if we do not, quickly and cost effectively, establish our own financial, administrative, and other support functions, and we cannot assure you that the transitional services PEI Group and Rank have agreed to provide us will be sufficient for our needs.

Historically, we have relied on financial, administrative, and other resources of PEI Group to operate our business. In conjunction with our separation from PEI Group, we created our own financial, administrative and other support systems or contracted with third parties to replace PEI Group’s systems. In connection with our IPO, we entered into agreements with PEI Group and Rank under which PEI Group and Rank provide certain transitional services to us, such as supply chain, information technology, legal, finance and accounting, human resources, tax, treasury and other services, as well as access to certain information technology systems shared with PEI Group and subject to data access controls. These services and data access controls may not be sufficient to meet our needs. After our agreements with PEI Group and Rank expire, we may not be able to obtain these services at prices or on terms that are as favorable. Any failure or significant downtime in our own financial, administrative or other support systems or in PEI Group’s or Rank’s financial, administrative or other support systems during the transitional period could negatively impact our results of operations.

We do not have a history of complying with the requirements of being a public company and the requirements of being a public company may strain our resources and divert management’s attention.

As a public company, we are subject to various requirements, including the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley Act”) and the rules of Nasdaq, that did not apply to us prior to becoming a public company.  The requirements of these rules and regulations have increased, and will continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly and increase demand on our systems and resources.  For example, we are obligated to file with the SEC annual and quarterly information and other reports and therefore need to have the ability to prepare financial statements that are compliant with all SEC reporting requirements on a timely basis.  In addition, we are subject to other reporting and corporate governance requirements, including certain requirements of Nasdaq and certain provisions of the Sarbanes-Oxley Act and the regulations promulgated thereunder, which impose significant compliance obligations upon us. The increased costs of compliance with public company reporting requirements and our potential failure to satisfy these requirements could have a material adverse effect on our business, financial condition and results of operations.

Risks Related to the COVID-19 Pandemic

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

The COVID-19 pandemic, including the measures instituted by governmental authorities and associated responses, has, and could continue to, adversely impact our business and results of operations in a number of ways, including but not limited to:

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

•	an inability to respond to or capitalize on increased demand, including challenges and increased costs associated with adding capacity and related staffing issues;

•	a change in demand for or availability of our products as a result of retailers, distributors or carriers modifying their inventory, fulfillment or shipping practices; and
•	the unknown duration and magnitude of the recent increased demand for our products, which may not continue or be consistent with our experience to date.

These and other impacts of the COVID-19 pandemic could have the effect of heightening many of the other risk factors disclosed in this Annual Report on Form 10-K. The ultimate impact depends on the severity and duration of the current COVID-19 pandemic and actions taken by governmental authorities and other third parties in response, each of which is uncertain, rapidly changing and difficult to predict. Any of these disruptions could adversely impact our business and results of operations.

Legal, Regulatory and Compliance Risks

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

In addition, a number of governmental authorities, both in the United States and abroad, have considered, and are expected to consider, legislation aimed at reducing the amount of plastic waste. Programs have included banning certain types of products, mandating certain rates of recycling and/or the use of recycled materials, imposing deposits or taxes on plastic bags and packaging material, and requiring retailers or manufacturers to take back packaging used for their products. Such legislation, as well as voluntary initiatives, aimed at reducing the level of plastic wastes could reduce the demand for certain plastic products, result in greater costs for manufacturers of plastic products or otherwise impact our business, financial condition and results of operations.  Additional regulatory efforts addressing other environmental or safety concerns in the future could similarly impact our operations and financial results.

We depend on intellectual property rights licensed from third parties, and disputes regarding, or termination of, these licenses could result in loss of rights, which could harm our business.

We are dependent in part on intellectual property rights licensed from third parties. Our licenses of such intellectual property rights may not provide exclusive or unrestricted rights in all fields of use and in all territories in which we may wish to develop or commercialize our products in the future and may restrict our rights to offer certain products in certain markets or impose other obligations on us in exchange for our rights to the licensed intellectual property. In addition, we may not have full control over the maintenance, protection or use of in-licensed intellectual property rights, and therefore we may be reliant on our licensors to conduct such activities.

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

Breaches of our information systems security measures could expose us to liability and disrupt our operations.

We depend on information technology for processing and distributing information in our business, including to and from our customers and suppliers. This information technology could be subject to theft, damage or interruption from a variety of sources, including malicious computer viruses, security breaches, defects in design, employee malfeasance or human or technical errors.  Additionally, we could be at risk if a customer’s or supplier’s information technology system is attacked or compromised.  Cybersecurity incidents have increased in number and severity, and it is expected that these trends will continue.  Although we have taken measures to protect our data and to protect our computer systems from attacks, they may not be sufficient to prevent unauthorized access to our systems or theft of our data. If we or third parties with whom we do business were to fall victim to cyber-attacks or experience other cybersecurity incidents, such incidents could result in unauthorized access to, disclosure or loss of or damage to company, customer or other third party data; theft of confidential data, including personal information and intellectual property; loss of access to critical data or systems; service interruptions; and other business delays or disruptions.  The loss or disclosure of personal information could also expose us to liability or penalties under laws, rules and regulations related to solicitation, collection, processing or use of consumer, customer, vendor or employee information or related data.  In addition, we may incur large expenditures to investigate or remediate, to recover data, to repair or replace networks or information technology systems, or to protect against similar future events. If these events were to occur, we could incur substantial costs or suffer other consequences that negatively impact our business, financial condition and results of operations.

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

Failure to maintain effective internal controls over financial reporting in accordance with Sections 302 and 404 of the Sarbanes-Oxley Act could have a material adverse effect on our business and reputation.

We are required to comply with the SEC’s rules under Sections 302 and 404 of the Sarbanes-Oxley Act, which requires management to certify financial and other information in our quarterly and annual reports and provide an annual management report on the effectiveness of controls over financial reporting. When evaluating our internal controls over financial reporting, we may identify material weaknesses that we may not be able to remediate in time to meet the applicable deadline imposed upon us for compliance with the requirements of Section 404 of the Sarbanes-Oxley Act. Testing and maintaining our internal control over financial reporting may also divert management’s attention from other matters that are important to the operation of our business. In addition, if we fail to maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. We cannot be certain as to the timing of completion of our evaluation, testing and any remediation actions or the impact of the same on our operations. If we fail to maintain the requirements of Section 404 of the Sarbanes-Oxley Act in a timely manner or with adequate compliance, our independent registered public accounting firm may issue an adverse opinion due to ineffective internal controls over financial reporting, and we may be subject to sanctions or investigation by regulatory authorities, such as the SEC. Moreover, any material weakness or other deficiencies in our internal control over financial reporting may impede our ability to file timely and accurate reports with the SEC. Any of the above could cause a negative reaction in the financial markets due to a loss of confidence in the reliability of our financial statements. In addition, we may be required to incur costs to improve our internal control system and the hiring of additional personnel. Any such action could negatively affect our results of operations and cash flows.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Lake Forest, Illinois. In addition, as of December 31, 2020, our production and distribution network consisted of 21 manufacturing and warehouse facilities in 10 states and one manufacturing facility in Canada, which are used to produce and store the products sold in all four of our business segments. We own the majority of our physical properties. We believe that all of our properties are in good operating condition and are suitable to adequately meet our current needs.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are a party to various claims, charges and litigation matters arising in the ordinary course of business. Management and legal counsel regularly review the probable outcome of such proceedings. We have established reserves for legal matters that are probable and estimable, and at December 31, 2020, these reserves were not significant. While we cannot feasibly predict the outcome of these matters with certainty, we believe, based on examination of these matters, experience to date and discussions with counsel, that the ultimate liability, individually or in the aggregate, will not have a material adverse effect on our business, financial position, results of operations or cash flows.

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

Stockholders

As of January 29, 2021, there were four holders of record of our common stock. The actual number of our stockholders is greater than this number, and includes beneficial owners whose shares are held in “street name” by banks, brokers and other nominees.

Dividends

We expect that our practice of paying quarterly cash dividends on our common stock will continue, although the payment of future dividends is at the discretion of our Board of Directors and will depend upon our earnings, capital requirements, financial condition, contractual restrictions (including under our Term Loan Facility) and other factors.

Equity Compensation Plan Information

The information required by this Item concerning our equity compensation plan is incorporated herein by reference to Part III, Item 12 of this report.

Use of Proceeds from Sale of Registered Securities

On February 4, 2020, we completed our IPO, in which we sold 54,245,500 shares of common stock, including the exercise of the underwriters’ option to purchase 7,075,500 additional shares, at a public offering price of $26.00 per share for an aggregate price of $1,410 million. We received net proceeds of $1,336 million in the IPO, after deducting underwriting discounts and commissions of $67 million and other expenses of $5 million.  The offer and sale of the shares in the IPO were registered under the Securities Act of 1933 pursuant to a Registration Statement on Form S-1 (File No. 333-234731), which was declared effective by the SEC on January 30, 2020. Upon completion of the sale of the shares of our common stock, the IPO terminated. There has been no material change in the use of proceeds from our IPO as described in our final prospectus filed with the Securities and Exchange Commission on January 31, 2020 pursuant to Rule 424(b)(4) of the Securities Act of 1933. Credit Suisse Securities (USA) LLC, Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC acted as representatives of the several underwriters for the offering.

Performance Graph

The following graph compares our cumulative total stockholder return from January 31, 2020 to December 31, 2020 to that of the S&P 500 Index, the Russell MidCap Index and a peer group. The graph assumes that the value for the investment in our common stock, each index and the peer group was $100 on January 31, 2020, and that all dividends were reinvested. The complete list of our peer group comprises: Church & Dwight Co. Inc., The Clorox Company, Colgate-Palmolive Company, Energizer Holdings, Inc., Kimberly-Clark Corporation., Newell Brands Inc., The Procter & Gamble Company, Reckitt Benckiser Group PLC, The Scotts Miracle-Gro Company, Spectrum Brands Holdings, Inc. and WD-40 Company.

Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

ITEM 6. SELECTED FINANCIAL DATA

The following table presents our selected financial data. As detailed in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, prior to our Corporate Reorganization and IPO on February 4, 2020, our operations were not structured under a single consolidating parent entity. We historically operated as part of Pactiv Evergreen Inc. (“PEI”, previously known as Reynolds Group Holdings Limited) and its subsidiaries (“PEI Group”) and not as a stand-alone entity.

Refer to Item 7, “Management's Discussion and Analysis of Financial Condition and Results of Operations”, and our consolidated financial statements and the related notes included elsewhere in this Annual Report on Form 10-K for additional information, including matters that might cause this data not to be indicative of our future financial condition or results of operations.

	Year ended December 31,
	2020	2019	2018	2017	2016
	(in millions, except per share data)
Total net revenues (1)	$3,263	$3,032	$3,142	$2,957	$2,935
Net income	363	225	176	302	79
Related party receivables - non-current (2)	—	—	2,401	1,929	1,784
Total assets (2)(4)	4,722	4,160	6,421	5,911	5,738
Long-term debt, including current portion (3)	2,233	2,011	2,030	2,049	2,067
Related party borrowings, including current portion (2)	—	2,214	3,950	3,927	3,957
Earnings per share
Basic	$1.78	$1.45	$1.13	$1.94	$0.51
Diluted	$1.77	$1.45	$1.13	$1.94	$0.51
Cash dividends per share	$0.59	$—	$—	$—	$—

(1)

On January 1, 2018, we adopted Accounting Standards Update (“ASU”) No. 2014-09, "Revenue from Contracts with Customers" (“ASC 606”), using the modified retrospective method for all contracts not completed as of the date of adoption, resulting in a $5 million adjustment to Net Parent deficit. There was no other material financial impact from adopting the new revenue recognition standard. Results as of and for the year ended December 31, 2018 and periods thereafter are presented under ASC 606, while prior period amounts are not adjusted and continue to be reported under Revenue Recognition (“ASC 605”), the accounting standard in effect for those periods.

(2)

Historically, we have reported significant interest bearing related party receivables and interest bearing long-term related party borrowings. These balances arose as part of wider PEI Group cash management activities. In June 2019, the outstanding related party receivables were used to reduce the balances outstanding under various related party borrowings and accrued interest payable. As part of the Corporate Reorganization, our related party borrowings were settled on February 4, 2020.

(3)

As part of our Corporate Reorganization, our borrowings under the PEI Group Credit Agreement were reallocated to PEI Group on January 30, 2020 and we were legally released from the PEI Group Credit Agreement and from the guarantees of all the senior notes issued by entities of PEI Group. Amounts as of December 31, 2020 represent borrowings outstanding under our Term Loan Facility.

(4)

On January 1, 2019, we adopted ASU No. 2016-02, “Leases” (“ASC 842”), using the modified retrospective method without the recasting of comparative periods’ financial information, as permitted by the transition guidance. Results as of and for the year ended December 31, 2019 and periods thereafter are presented under ASC 842, while prior period amounts are not adjusted and continue to be reported under ASC 840, Leases, the accounting standard in effect for those periods.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Our management’s discussion and analysis is intended to help the reader understand our results of operations and financial condition and is provided as an addition to, and should be read in connection with, our consolidated financial statements and the accompanying notes included elsewhere in this Annual Report on Form 10-K. Tabular dollars are presented in millions.

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

Furthermore, while many consumers still prefer to purchase branded products, they are becoming increasingly comfortable purchasing store brand products across broader product categories. Branded products and store brand products accounted for 63% and 37% of our revenue, excluding business-to-business revenue, respectively, in the year ended December 31, 2020. We intend to continue investing in both our branded and store brand products to grow the entire product category. Our scale across household aisles and ability to offer both branded and store brand products enable us to grow the overall category. Through our category captain level advisor roles with our retail partners, we offer marketing and consumer shopping strategies, both in store and online, which expand usage occasions and stimulate consumption.

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

We use various strategies to manage our cost exposures on certain raw material purchases, and we use naturally established forecast cycles to influence the purchase of raw materials. In addition, from time to time we have entered into hedging agreements, including commodity derivative contracts, to hedge commodity prices primarily related to aluminum, diesel and benzene with the objective of obtaining more predictable costs for these commodities. The realized and unrealized gains or losses arising from commodity derivative instruments are recognized in cost of sales.

Furthermore, since we distribute our products and receive raw materials primarily by rail and truck, reduced availability of rail or trucking capacity and fluctuations in freight and handling costs have caused us to incur increased expenses in certain prior periods. Where possible, we also adjust the prices of our products in response to fluctuations in production and distribution costs.

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

Seasonality

Portions of our business historically have been moderately seasonal. Overall, our strongest sales are in our fourth quarter and our weakest sales are in our first quarter. This is driven by higher levels of sales of cooking products around major U.S. holidays in our fourth quarter, primarily due to the holiday use of Reynolds Wrap, Reynolds Oven Bags and Reynolds Parchment Paper. Our tableware products generally have higher sales in the second quarter of the year, primarily due to outdoor summertime use of disposable plates, cups and bowls, however, our tableware products seasonality trends in 2020 were different from historical seasonality trends due to fewer social gatherings as a result of COVID-19.

Sustainability

Interest in environmental sustainability has increased over the past decade, and we expect that this may play an increasing role in consumer purchasing decisions. For instance, there have been recent concerns about the environmental impact of single-use disposable products and products made from plastic, particularly polystyrene foam, affecting our products, especially our Hefty Tableware segment. While there is a focus on environmentally friendly products, survey results indicate that in most of our product categories, consumers continue to rank performance-related purchase criteria, such as durability and ease of use, followed by price, as top considerations, rather than sustainability. As our consumers may shift towards purchasing more sustainable products, we have focused much of our innovation efforts around sustainability. We offer a broad line of products made with recycled, renewable, recyclable and compostable materials. We intend to continue sustainability innovation in our efforts to be at the leading edge of recyclability, renewability and compostability in order to offer our customers environmentally sustainable choices.

Our Separation from PEI Group (previously known as RGHL Group)

Prior to our Corporate Reorganization and IPO completed on February 4, 2020, we operated as part of PEI Group’s broader corporate organization rather than as a stand-alone public company. PEI Group performed or supported various corporate services for us, including executive management, supply chain, information technology, legal, finance and accounting, human resources, risk management, tax, treasury and other services. In addition, we have sold products to, and purchased products from, PEI Group. Historically, these transactions involving PEI Group may not have always been consummated on terms equivalent to those in an arm’s-length transaction. Sales to PEI Group of products that we manufacture have been reflected as related party net revenues in our consolidated financial statements. Certain related party transactions are reflected as related party receivables and payables in our consolidated balance sheets and are settled in cash. Prior to our Corporate Reorganization and IPO, certain related party transactions with PEI Group were settled by either non-cash capital contributions from PEI Group to us or non-cash capital distributions from us and were included as part of PEI Group’s net investment in our balance sheet. We also utilize manufacturing and warehousing facilities and resources managed by PEI Group to conduct our business. The expenses associated with these transactions are included in cost of sales in our consolidated statements of income. We believe that the assumptions and methodologies underlying the allocation of these expenses from PEI Group are reasonable. However, such allocations do not necessarily reflect what the results of operations and financial position would have been had we operated as a stand-alone public company during the periods presented.

In conjunction with our separation from PEI Group, we entered into a transition services agreement with a subsidiary of PEI Group whereby PEI Group will continue to provide certain administrative services to us, including information technology services; accounting, treasury, financial reporting and transaction support; human resources; procurement; tax, legal and compliance related services; and other corporate services for up to 24 months beginning on February 4, 2020. In addition, we entered into a transition services agreement with Rank Group Limited whereby, upon our request, Rank Group Limited will provide certain administrative services to us, including financial reporting, consulting and compliance services, insurance procurement and human resources support, legal and corporate secretarial support, and related services for up to 24 months. At the conclusion of these transitional arrangements, we will have to perform these services with internal resources or contract with third party providers. The previous arrangements we had with PEI Group may be materially different from the arrangements that we have entered into as part of our separation from PEI Group.

On February 4, 2020, in conjunction with our Corporate Reorganization and IPO, we entered into new external debt facilities ( “External Debt Facilities”), consisting of a $2,475 million senior secured term loan facility (“Term Loan Facility”) and a $250 million senior secured revolving credit facility (“Revolving Facility”), and repaid portions of the related party borrowings owed to PEI Group that were reflected on our balance sheet prior to that date. PEI Group contributed the remaining balance of related party borrowings owed by us to PEI Group as additional paid-in capital without the issuance of any additional shares prior to the closing of our IPO. In addition, all indebtedness that we had borrowed under PEI Group’s Credit Agreement was reallocated and we were released as a borrower and guarantor from such facilities and released as a guarantor of PEI Group’s outstanding senior notes.

Public Company Expenses

As a newly public company in 2020, we have implemented additional procedures and processes for the purpose of addressing the standards and requirements applicable to public companies. In particular, our accounting, legal and personnel-related expenses and directors’ and officers’ insurance costs have increased, related to establishing more comprehensive compliance and governance functions, establishing, maintaining and reviewing internal controls over financial reporting in accordance with the Sarbanes-Oxley Act, and preparing, filing and distributing periodic reports in accordance with SEC rules. Our financial statements from fiscal year 2020 onward reflect the impact of these expenses.

In conjunction with our Corporate Reorganization and IPO, we have assumed responsibility for all of our stand-alone public company costs, including the costs of certain corporate services previously provided by PEI Group. In addition, as we transition away from the corporate services previously provided by PEI Group, we have incurred, and will continue to incur, non-recurring transitional costs. We expect the transitional costs to continue into 2021.

In addition, in conjunction with our Corporate Reorganization and IPO, we established a 2020 incentive award plan for purposes of granting stock-based compensation awards to certain of our senior management, to our non-executive directors and to certain employees, to incentivize their performance and align their interests with ours. We began recognizing stock-based compensation expense during the first quarter of fiscal year 2020.

Impact of COVID-19

As we manufacture and sell products that are essential to the daily lives of consumers, we have been classified as an “essential business” and our operations have remained open throughout the COVID-19 pandemic. We have implemented policies and procedures designed to protect our employees and our customers, including implementing recommendations from the Centers for Disease Control and Prevention for social distancing in our plants, screening employees for increased temperature at certain locations, providing masks and/or face coverings, engagement of third-party vendors to clean and sanitize facilities, implementing a work from home policy for all employees who can do so, and enhancing our leave policies to ensure employees experiencing symptoms of COVID-19 stay at home. As the pandemic progresses, we remain committed to adapting our policies and procedures to ensure the safety of our employees and compliance with federal, state and local regulations. While we experienced increased costs in the year ended December 31, 2020 as a result of COVID-19, they were not material to our results of operations. However, these costs may not be representative of what we may incur moving forward.

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

Non-GAAP Measures

In this Annual Report on Form 10-K we use the non-GAAP financial measures “Adjusted EBITDA”, “Adjusted Net Income” and “Adjusted EPS”, which are measures adjusted for the impact of specified items and are not in accordance with GAAP.

We define Adjusted EBITDA as net income calculated in accordance with GAAP, plus the sum of income tax expense, net interest expense, depreciation and amortization and further adjusted to exclude, as applicable, unrealized gains and losses on commodity derivatives, factoring discounts (pre-IPO), the allocated related party management fee (pre-IPO), IPO and separation-related costs and business rationalization costs. We define Adjusted Net Income and Adjusted EPS as Net Income and Earnings Per Share calculated in accordance with GAAP, plus the sum of IPO and separation-related costs, the impact of a tax legislation change under the CARES Act enacted on March 27, 2020.

We present Adjusted EBITDA because it is a key measure used by our management team to evaluate our operating performance, generate future operating plans and make strategic decisions. In addition, our chief operating decision maker uses Adjusted EBITDA of each reportable segment to evaluate the operating performance of such segments. We use Adjusted Net Income and Adjusted EPS as supplemental measures to evaluate our business’ performance in a way that also considers our ability to generate profit without the impact of certain items. Accordingly, we believe presenting these measures provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management team and board of directors.

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

The following is a reconciliation of our net income, the most directly comparable GAAP financial measure, to Adjusted EBITDA for each of the periods indicated:

	Year ended December 31,
	2020	2019	2018
	(in millions)
Net income – GAAP	$363	$225	$176
Income tax expense	153	76	57
Interest expense, net	70	209	280
Depreciation and amortization	99	91	87
Factoring discount (1)	—	25	22
Allocated related party management fee (2)	—	10	10
IPO and separation-related costs (3)	31	31	—
Unrealized losses (gains) on derivatives (4)	—	(9)	14
Business rationalization costs (5)	—	—	4
Other	1	(3)	(3)
Adjusted EBITDA (Non-GAAP)	$717	$655	$647
(1)

Reflects the loss on sale that we incurred when we sold our U.S. trade receivables through PEI Group’s securitization facility. Our participation in this facility ceased upon the completion of our Corporate Reorganization and IPO.

(2)	Reflects our allocation, from PEI Group, of a management fee that was charged by Rank Group Limited to PEI Group, which ceased upon the completion of our Corporate Reorganization and IPO.
(3)	Reflects costs during the years ended December 31, 2020 and 2019 related to the IPO process, as well as costs related to our separation to operate as a stand-alone public company.
(4)

Reflects the mark-to-market movements in our commodity derivatives. For further information, refer to Note 8 - Financial Instruments in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

(5)	Reflects primarily employee termination costs associated with rationalizing our operations in Canada.

The following is a reconciliation of our net income and diluted EPS, the most directly comparable GAAP financial measures, to Adjusted Net Income and Adjusted EPS for the year ended December 31, 2020:

	Year Ended December 31, 2020
(In millions, except for per share data)	Net Income	Diluted Shares	Diluted EPS
As Reported - GAAP	$363	205	$1.77
Assume full period impact of IPO shares (1)	—	5	—
Total	363	210	1.73
Adjustments:
Impact of tax legislation change from the CARES Act	27	210	0.13
IPO and separation-related costs (2)	23	210	0.11
Adjusted (Non-GAAP)	$413	210	$1.97

(1)

Represents incremental shares required to adjust the weighted average shares outstanding for the period to the actual shares outstanding as of December 31, 2020. We utilize the shares outstanding at period end as if they had been outstanding for the full period rather than weighted average shares outstanding over the course of the period as it is a more meaningful calculation that provides consistency in comparability due to the additional shares issued as a result of the IPO in the period.

(2)

Amounts are after tax calculated using a tax rate of 24.6% for the year ended December 31, 2020, which is our effective tax rate excluding the one-time discrete expense associated with the legislation change from the CARES Act.

Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Detailed comparisons of revenue and results are presented in the discussions of the operating segments, which follow our consolidated results discussion.

Discussions of the year ended December 31, 2018 items and comparisons between the year ended December 31, 2019 and the year ended December 31, 2018 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed on March 10, 2020.

Aggregation of Segment Revenue and Adjusted EBITDA

(In millions)	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Unallocated(2)	Total Reynolds Consumer Products
Net revenues
2020	$1,159	$818	$763	$533	$(10)	$3,263
2019	1,076	709	751	511	(15)	3,032
2018	1,159	696	757	539	(9)	3,142
Adjusted EBITDA (1)
2020	$254	$236	$170	$98	$(41)	$717
2019	209	190	178	91	(13)	655
2018	234	172	168	85	(12)	647

(1)	Adjusted EBITDA is a non-GAAP measure. See “Non-GAAP Measures” for details, including a reconciliation between net income and Adjusted EBITDA.
(2)

The unallocated net revenues include elimination of intersegment revenues and other revenue adjustments. These transactions arise primarily from sales by Hefty Waste & Storage to Presto Products. The unallocated Adjusted EBITDA represents corporate expenses which are not allocated to our segments.

Year Ended December 31, 2020 Compared with the Year Ended December 31, 2019

Total Reynolds Consumer Products

	For the Year Ended December 31,
(In millions, except for %)	2020	% of Revenue	2019	% of Revenue	Change	% Change
Net revenues	$3,147	96%	$2,883	95%	$264	9%
Related party net revenues	116	4%	149	5%	(33)	(22)%
Total net revenues	3,263	100%	3,032	100%	231	8%
Cost of sales	(2,290)	(70)%	(2,152)	(71)%	(138)	(6)%
Gross profit	973	30%	880	29%	93	11%
Selling, general and administrative expenses	(358)	(11)%	(305)	(10)%	(53)	(17)%
Other expense, net	(29)	(1)%	(65)	(2)%	36	55%
Income from operations	586	18%	510	17%	76	15%
Interest expense, net	(70)	(2)%	(209)	(7)%	139	67%
Income before income taxes	516	16%	301	10%	215	71%
Income tax expense	(153)	(5)%	(76)	(3)%	(77)	(101)%
Net income	$363	11%	$225	7%	$138	61%
Adjusted EBITDA (1)	$717	22%	$655	22%	$62	9%

(1)	Adjusted EBITDA is a non-GAAP measure. See “Non-GAAP Measures” for details, including a reconciliation between net income and Adjusted EBITDA.

Components of Change in Net Revenues for the Year Ended December 31, 2020 vs. the Year Ended December 31, 2019

	Price	Volume/Mix	Total
Reynolds Cooking & Baking	(2)%	10%	8%
Hefty Waste & Storage	(1)%	16%	15%
Hefty Tableware	1%	1%	2%
Presto Products	(1)%	5%	4%
Total RCP	(1)%	9%	8%

Total Net Revenues. Total net revenues increased by $231 million, or 8%, to $3,263 million. The increase in net revenues was largely due to a fundamental shift to more at-home use of our products and the introduction of several new products. This was partially offset by the exit from certain low margin store branded business in the prior year, a decline in related party revenue and lower pricing.

Cost of Sales. Cost of sales increased by $138 million, or 6%, to $2,290 million. The increase was primarily due to increased revenue and higher logistics costs, partially offset by lower material and manufacturing costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $53 million, or 17%, to $358 million primarily due to higher personnel and advertising costs.

Other Expense, Net. Other expense, net decreased by $36 million, or 55%, to $29 million. The decrease was primarily attributable to the prior year factoring discount on the sale of our U.S. trade receivables through PEI Group’s securitization facility and the allocated related party management fee.

Interest Expense, Net. Interest expense, net decreased by $139 million, or 67%, to $70 million. The decrease was primarily due to the change in our debt structure as a result of our IPO in the first quarter of 2020. Prior to the IPO we had related party debt and associated interest expense that was replaced with our External Debt Facilities in conjunction with the IPO.

Income Tax Expense. We recognized income tax expense of $153 million on income before income taxes of $516 million (an effective tax rate of 29.7%) for the year ended December 31, 2020 compared to income tax expense of $76 million on income before income taxes of $301 million (an effective tax rate of 25.4%) for the year ended December 31, 2019. The increase in the effective tax rate was due to the recognition of a $27 million discrete tax expense associated with the remeasurement of our deferred taxes as a result of the legislation change from the CARES Act. Excluding the impact of this, our effective tax rate was 24.6% for year ended December 31, 2020.

Adjusted EBITDA. Adjusted EBITDA increased by $62 million, or 9%, to $717 million. The increase in Adjusted EBITDA was primarily due to increased revenue and lower material and manufacturing costs, partially offset by higher logistics costs and selling, general and administrative expenses, as discussed above.

Segment Information

Reynolds Cooking & Baking

	For the Year Ended December 31,
(In millions, except for %)	2020	2019	Change	% change
Total segment net revenues	$1,159	$1,076	$83	8%
Segment Adjusted EBITDA	254	209	45	22%
Segment Adjusted EBITDA Margin	22%	19%

Total Segment Net Revenues. Reynolds Cooking & Baking total segment net revenues increased by $83 million, or 8%, to $1,159 million. The increase in net revenues was primarily driven by increased demand, partially offset by a decline in related party revenue and lower pricing.

Adjusted EBITDA. Reynolds Cooking & Baking Adjusted EBITDA increased by $45 million, or 22%, to $254 million. The increase in Adjusted EBITDA was primarily driven by increased volume and lower material and manufacturing costs, partially offset by lower pricing, as noted above, and increased logistics and advertising costs.

Hefty Waste & Storage

	For the Year Ended December 31,
(In millions, except for %)	2020	2019	Change	% change
Total segment net revenues	$818	$709	$109	15%
Segment Adjusted EBITDA	236	190	46	24%
Segment Adjusted EBITDA Margin	29%	27%

Total Segment Net Revenues. Hefty Waste & Storage total segment net revenues increased by $109 million, or 15%, to $818 million. The increase in net revenues was primarily driven by increased demand.

Adjusted EBITDA. Hefty Waste & Storage Adjusted EBITDA increased by $46 million, or 24%, to $236 million. The increase in Adjusted EBITDA was primarily driven by increased revenue, as noted above, partially offset by increased logistics costs and advertising spend.

Hefty Tableware

	For the Year Ended December 31,
(In millions, except for %)	2020	2019	Change	% change
Total segment net revenues	$763	$751	$12	2%
Segment Adjusted EBITDA	170	178	(8)	(4)%
Segment Adjusted EBITDA Margin	22%	24%

Total Segment Net Revenues. Hefty Tableware total segment net revenues increased by $12 million, or 2%, to $763 million. The increase in net revenues was primarily due to the introduction of several new products and higher pricing driven by fewer promotions than in the prior year.

Adjusted EBITDA. Hefty Tableware Adjusted EBITDA decreased by $8 million, or 4%, to $170 million. The decrease in Adjusted EBITDA was primarily driven by increased logistics costs and advertising spend, partially offset by the increased revenue, as noted above.

Presto Products

	For the Year Ended December 31,
(In millions, except for %)	2020	2019	Change	% change
Total segment net revenues	$533	$511	$22	4%
Segment Adjusted EBITDA	98	91	7	8%
Segment Adjusted EBITDA Margin	18%	18%

Total Segment Net Revenues. Presto Products total segment net revenues increased by $22 million, or 4%, to $533 million. The increase in net revenues was primarily due to increased demand, partially offset by the exit of certain low margin store branded business in the prior year.

Adjusted EBITDA. Presto Products Adjusted EBITDA increased by $7 million, or 8%, to $98 million. The increase in Adjusted EBITDA was primarily driven by increased revenue, as noted above.

Historical Cash Flows

The following table discloses our cash flows for the years presented:

	For the Year Ended December 31,
(In millions)	2020	2019
Net cash provided by operating activities	$319	$403
Net cash used in investing activities	(143)	(128)
Net cash provided by (used in) financing activities	34	(196)
Increase in cash and cash equivalents	$210	$79

Cash provided by operating activities

Net cash from operating activities decreased by $84 million, or 21%, to $319 million. The change was primarily driven by a $279 million increase in accounts receivable, $240 million of which was related to accounts receivables previously sold through PEI Group’s securitization facility prior to our separation from PEI Group, partially offset by an increase in net income and changes in related party receivables and payables.

Cash used in investing activities

Net cash used in investing activities increased by $15 million, or 12%, to $143 million. The net increase was primarily attributable to an increase of $34 million, or 31%, in the acquisition of property, plant and equipment, partially offset by the reduction in cash advanced to PEI Group as part of wider PEI Group cash management activities in the prior year. The increase in the acquisition of property, plant and equipment was primarily attributable to taking operational ownership of two facilities previously managed by PEI Group in conjunction with the IPO and expenditures associated with additional capacity in response to the increased demand we have experienced.

Cash provided by (used in) financing activities

Net cash from financing activities changed by $230 million, from an outflow of $196 million for the year ended December 31, 2019 to an inflow of $34 million for the year ended December 31, 2020. The change in cash flows from financing activities was primarily attributable to proceeds received from the IPO and the drawdown of the Term Loan Facility partially offset by repayments of related party balances, principal repayments of the Term Loan Facility and dividends paid during fiscal year 2020.

Seasonality

Portions of our business historically have been moderately seasonal. Overall, our strongest sales are in our fourth quarter and our weakest sales are in our first quarter. This is driven by higher levels of sales of cooking products around major U.S. holidays in our fourth quarter, primarily due to the holiday use of Reynolds Wrap, Reynolds Oven Bags and Reynolds Parchment Paper. Our tableware products generally have higher sales in the second quarter of the year, primarily due to outdoor summertime use of disposable plates, cups and bowls, however, our tableware products seasonality trends in 2020 were different from historical seasonality trends due to fewer social gatherings as a result of COVID-19.

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

As of December 31, 2020, the outstanding balance under the Term Loan Facility was $2,257 million. As of December 31, 2020, we had no outstanding borrowings under the Revolving Facility, and we had $7 million of letters of credit outstanding, which reduces the borrowing capacity under the Revolving Facility.

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

During the year ended December 31, 2020, we entered into a series of interest rate swaps which fixed the LIBO rate to an annual rate of 0.18% to 0.47% (for an annual effective interest rate of 1.93% to 2.22%, including margin) for an aggregate notional amount of $1,650 million. These interest rate swaps hedge a portion of the interest rate exposure resulting from our Term Loan Facility for periods ranging from one to five years.

Prepayments

The Term Loan Facility contains customary mandatory prepayments, including with respect to excess cash flow, asset sale proceeds and proceeds from certain incurrences of indebtedness.

The Borrower may voluntarily repay outstanding loans under the Term Loan Facility at any time without premium or penalty, other than customary breakage costs with respect to LIBO rate loans. During the year ended December 31, 2020, we made voluntary principal payments of $200 million related to the Term Loan Facility. Subsequent to December 31, 2020, we made a voluntary principal payment of $100 million related to the Term Loan Facility.

Amortization and maturity

The Term Loan Facility matures in February 2027. The Term Loan Facility amortizes in equal quarterly installments of $6 million, which commenced in June 2020, with the balance payable on maturity. The Revolving Facility matures in February 2025.

Guarantee and security

All obligations under the External Debt Facilities and certain hedge agreements and cash management arrangements provided by any lender party to the External Debt Facilities or any of its affiliates and certain other persons are unconditionally guaranteed by the Company, the Borrower (with respect to hedge agreements and cash management arrangements not entered into by the Borrower) and certain of the Company’s existing and subsequently acquired or organized direct or indirect material wholly-owned U.S. restricted subsidiaries, with customary exceptions including, among other things, where providing such guarantees is not permitted by law, regulation or contract or would result in material adverse tax consequences.

All obligations under the External Debt  Facilities and certain hedge agreements and cash management arrangements provided by any lender party to the External Debt  Facilities or any of its affiliates and certain other persons, and the guarantees of such obligations, are secured, subject to permitted liens and other exceptions, by: (i) a perfected first-priority pledge of all the equity interests of each wholly-owned material restricted subsidiary of the Company, the Borrower or a subsidiary guarantor, including the equity interests of the Borrower (limited to 65% of voting stock in the case of first-tier non-U.S. subsidiaries of the Company, the Borrower or any subsidiary guarantor) and (ii) perfected first-priority security interests in substantially all tangible and intangible personal property of the Company, the Borrower and the subsidiary guarantors (subject to certain other exclusions).

Certain covenants and events of default

The External Debt Facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of the restricted subsidiaries of the Company to:

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

During the year ended December 31, 2020, our Board of Directors declared quarterly cash dividends totaling $0.59 per share. We expect to continue paying cash dividends on a quarterly basis; however, future dividends are at the discretion of our Board of Directors and will depend upon our earnings, capital requirements, financial condition, contractual limitations (including under the Term Loan Facility) and other factors.

We believe that our projected cash position, cash flows from operations and borrowings under the External Debt Facilities are sufficient to meet the needs of our business for at least the next 12 months.

Contractual Obligations

The following table summarizes our material contractual obligations as of December 31, 2020:

(In millions)	Total	Less than one year	One to three years	Three to five years	Greater than five years
Long-term debt (1)	$2,512	$68	$134	$133	$2,177
Operating lease liabilities	74	16	25	19	14
Unconditional capital expenditure obligations	17	17	—	—	—
Postretirement benefit plan obligations	54	3	6	6	39
Total contractual obligations	$2,657	$104	$165	$158	$2,230

(1)

Total obligations for long-term debt consist of the principal amounts and interest obligations. The interest rate on the floating rate debt balances has been assumed to be the same as the rate in effect as of December 31, 2020, including the impact of cash flow hedges.

As of December 31, 2020, our liabilities for uncertain tax positions and defined benefit pension obligations totaled $4 million. The ultimate timing of these liabilities cannot be determined; therefore, we have excluded these amounts from the contractual obligations table above.

Off-Balance Sheet Arrangements

We have no material off-balance sheet obligations.

Critical Accounting Policies and Estimates

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our consolidated financial statements. Specific areas requiring the application of management’s estimates and judgments include, among others, assumptions pertaining to benefit plan assumptions, valuation assumptions of goodwill and intangible assets, useful lives of long-lived assets, sales incentives and income taxes. Accordingly, a different financial presentation could result depending on the judgments, estimates or assumptions that are used. The most critical accounting policies and estimates are those that are most important to the portrayal of our financial condition and results of operations and require us to make the most difficult and subjective judgments, often estimating the outcome of future events that are inherently uncertain. Our most critical accounting policies and estimates are related to revenue recognition, the valuation of goodwill and intangible assets and income taxes. A summary of our significant accounting policies and use of estimates is contained in Note 2 - Summary of Significant Accounting Policies of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Revenue Recognition-Sales Incentives

We routinely commit to one-time or ongoing trade-promotion programs with our customers. Programs include discounts, allowances, shelf-price reductions, end-of-aisle or in-store displays of our products and graphics and other trade-promotion activities conducted by the customer, such as coupons. Collectively, we refer to these as sales incentives or trade promotions. Costs related to these programs are recorded as a reduction to revenue. Our trade promotion accruals are primarily based on estimated volume and incorporate historical sales and spending trends by customer and category. The determination of these estimated accruals requires judgment and may change in the future as a result of changes in customer promotion participation, particularly for new programs and for programs related to the introduction of new products. Final determination of the total cost of a promotion is dependent upon customers providing information about proof of performance and other information related to the promotional event. This process of analyzing and settling trade-promotion programs with customers could impact our results of operations and trade promotion accruals depending on how actual results of the programs compare to original estimates. Sales incentives represented 5%, 6% and 5% of total net revenues for the years ended December 31, 2020, 2019 and 2018, respectively.  As of December 31, 2020 and 2019, we had accruals of $35 million and $39 million, respectively, reflected on our consolidated balance sheets in Accrued and other current liabilities related to sales incentive programs.

Goodwill, Indefinite-Lived Intangible Assets and Long-Lived Assets

We test our goodwill and other indefinite-lived intangible assets for impairment annually in the fiscal fourth quarter unless there are indications during a different interim period that these assets may have become impaired. No impairments were identified as a result of our impairment review performed annually during the fourth quarter of fiscal years 2020, 2019 and 2018.

Goodwill

Our reporting units for goodwill impairment testing purposes are Reynolds Cooking & Baking, Hefty Waste & Storage, Hefty Tableware and Presto Products. No instances of impairment were identified during the fiscal year 2020 annual impairment review. All of our reporting units had fair values that significantly exceeded recorded carrying values. However, future changes in the judgments, assumptions and estimates that are used in the impairment testing for goodwill as described below could result in significantly different estimates of the fair values.

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

Indefinite-Lived Intangible Assets

Our indefinite-lived intangible assets consist of certain trade names. We test indefinite-lived intangible assets for impairment on an annual basis in the fourth quarter and whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We have the option to first assess qualitative factors such as the maturity of the trade name, the magnitude of the excess fair value over carrying value from the prior year’s impairment testing, as well as new events and circumstances impacting the trade name. If the result of a qualitative test indicates a potential for impairment, a quantitative test is performed. If the carrying amount of such asset exceeds its estimated fair value, an impairment charge is recorded for the difference between the carrying amount and the estimated fair value. When a quantitative test is performed we use a relief from royalty computation under the income approach to estimate the fair value of our trade names. This approach requires significant judgments in determining (i) the estimated future branded revenue from the use of the asset; (ii) the relevant royalty rate to be applied to these estimated future cash flows; and (iii) the appropriate discount rates applied to those cash flows to determine fair value. Changes in such estimates or the use of alternative assumptions could produce different results. No instances of impairment were identified during the fiscal year 2020 annual impairment review. Each of our indefinite-lived intangible assets had fair values that significantly exceeded recorded carrying values.

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

Income Taxes

Prior to our Corporate Reorganization and IPO, our U.S. operations were included in a consolidated U.S. federal return as well as certain state and local tax returns filed by PEI Group. We also file certain separate U.S. state and local and foreign income tax returns. The income tax expense (benefit) included in our consolidated statements of income has been calculated using the separate return basis. It is possible that we will make different tax accounting elections and assertions subsequent to our shares being issued to the public. Therefore, our income taxes, as presented in our consolidated financial statements included elsewhere in this Annual Report on Form 10-K, may not be indicative of our income taxes in the future. Where we have been included in the tax returns filed by PEI Group, any income taxes payable resulting from the separate return basis have been reflected in our consolidated balance sheets in Net Parent deficit.

Considerable management judgment is necessary to assess the inherent uncertainties related to the interpretations of complex tax laws, regulations and taxing authority rulings.

Recent Accounting Pronouncements

New accounting guidance that we have recently adopted, as well as accounting guidance that has been recently issued but not yet adopted by us, is included in Note 2 - Summary of Significant Accounting Policies of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

In the normal course of business, we are subject to risks from adverse fluctuations in interest rates and commodity prices. Our objective in managing our exposure to market risk is to limit the impact on earnings and cash flow.

Interest Rate Risk

We had significant variable rate debt commitments outstanding as of December 31, 2020, which accrue interest at the LIBO rate plus an applicable margin of 1.75%. These on-balance sheet financial instruments expose us to interest rate risk.

During September 2020, we entered into a series of interest rate swaps which fixed the LIBO rate to an annual rate of 0.18% to 0.47% (for an annual effective interest rate of 1.93% to 2.22%, including margin) for an aggregate notional amount of $1,650 million. These interest rate swaps hedge a portion of the interest rate exposure resulting from our Term Loan Facility. We classified these instruments as cash flow hedges. Our cash flow hedge contracts are for periods ranging from one to five years. Our average variable rate for an aggregate notional amount of $1,650 million is a one month LIBO rate plus an applicable margin of 1.75%. The fair value of our interest rate swaps included on our consolidated balance sheets as of December 31, 2020 was not material.

(in millions)	Pay fixed / receive variable notional	Average pay rate
2021	$850	0.2%
2022	650	0.2%
2023	—	—
2024	—	—
2025	150	0.5%
Total	$1,650

Based on the unhedged outstanding borrowings under the Term Loan Facility as of December 31, 2020, a 100-basis point increase (decrease) in the interest rates under the Term Loan Facility would result in a $6 million increase (decrease) in interest expense, per annum, on our borrowings.

Commodity Risk

We are exposed to commodity and other price risk principally from the purchase of resin, aluminum, natural gas, electricity, carton board and diesel. We use various strategies to manage cost exposures on certain material purchases with the objective of obtaining more predictable costs for these commodities. From time to time, we enter into hedging agreements, including commodity derivative contracts, to hedge commodity prices primarily related to diesel and benzene.

We enter into futures and swaps to reduce our exposure to commodity price fluctuations. These derivatives are implemented to either (a) mitigate the impact of the lag in timing between when material costs change and when we can pass through these material cost changes to our customers or (b) fix our input costs for a period. The following table provides the details of our outstanding commodity derivative contracts as of December 31, 2020.

Type	Unit of measure	Contracted volume	Contracted price range	Contracted date of maturity
Diesel swaps	U.S. liquid gallon	895,016	$2.30 - $2.84	Jan - Jun 2021

Commodity derivative contracts are valued using observable market commodity index prices less the contract rate multiplied by the notional amount or based on pricing models that rely on market observable inputs such as commodity prices. As of December 31, 2020, the estimated fair values of the outstanding commodity derivative contracts were a net asset of less than $1 million. During the year ended December 31, 2020, we recognized a $4 million realized gain in cost of sales in the consolidated statement of income related to commodity derivatives and no unrealized gain or loss.

A 10% upward (downward) movement in the price curve used to value the commodity derivative contracts, applied as of December 31, 2020, would have resulted in an increase (decrease) of less than $1 million in unrealized gains recognized in the consolidated statements of income assuming all other variables remain constant.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Reynolds Consumer Products Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Reynolds Consumer Products Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for leases in 2019.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits of these consolidated financial statements in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Revenue Recognition – Sales Incentives

As described in Note 2 to the consolidated financial statements, the Company recorded net revenues of $3,147 million for the year ended December 31, 2020. Consideration in contracts with customers is variable due to anticipated reductions such as discounts, allowances and trade promotions. Accordingly, revenues are recorded net of estimated sales incentives, based on known or expected adjustments. The transaction price is estimated based on the amount of consideration to which management believes they will be entitled.

The principal considerations for our determination that performing procedures relating to revenue recognition – sales incentives is a critical audit matter are a high degree of auditor effort in performing procedures and evaluating audit evidence related to contractual terms in customer arrangements to determine the amount of consideration.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of certain controls relating to sales incentives. These procedures also included, among others, evaluating contractual terms in customer arrangements that impact management’s determination of the sales incentive related to the product and related recognition of revenue on a sample basis.

/s/PricewaterhouseCoopers LLP

Chicago, Illinois

February 12, 2021

We have served as the Company’s auditor since 2015.

Reynolds Consumer Products Inc.

Consolidated Statements of Income

For the Years Ended December 31

(in millions, except for per share data)

	2020	2019	2018
Net revenues	$3,147	$2,883	$2,981
Related party net revenues	116	149	161
Total net revenues	3,263	3,032	3,142
Cost of sales	(2,290)	(2,152)	(2,310)
Gross profit	973	880	832
Selling, general and administrative expenses	(358)	(305)	(288)
Other expense, net	(29)	(65)	(31)
Income from operations	586	510	513
Interest expense, net	(70)	(209)	(280)
Income before income taxes	516	301	233
Income tax expense	(153)	(76)	(57)
Net income	$363	$225	$176
Earnings per share
Basic	$1.78	$1.45	$1.13
Diluted	$1.77	$1.45	$1.13
Shares outstanding
Basic	204.5	155.5	155.5
Diluted	204.5	155.5	155.5

See accompanying notes to the consolidated financial statements.

Reynolds Consumer Products Inc.

Consolidated Statements of Comprehensive Income

For the Years Ended December 31

(in millions)

	2020	2019	2018
Net income	$363	$225	$176
Other comprehensive income (loss), net of income taxes:
Currency translation adjustment	—	1	(2)
Employee benefit plans	(3)	(6)	3
Interest rate derivatives	(1)	—	—
Other comprehensive income (loss), net of income taxes	(4)	(5)	1
Comprehensive income	$359	$220	$177

See accompanying notes to the consolidated financial statements.

Reynolds Consumer Products Inc.

Consolidated Balance Sheets

As of December 31

(in millions, except for per share data)

	2020	2019
Assets
Cash and cash equivalents	$312	$102
Accounts receivable, net	292	13
Other receivables	9	7
Related party receivables	8	14
Inventories	419	418
Other current assets	13	16
Total current assets	1,053	570
Property, plant and equipment, net	612	537
Operating lease right-of-use assets, net	61	42
Goodwill	1,879	1,879
Intangible assets, net	1,092	1,123
Other assets	25	9
Total assets	$4,722	$4,160
Liabilities
Accounts payable	$185	$135
Related party payables	41	72
Related party accrued interest payable	—	18
Current portion of long-term debt	25	21
Accrued and other current liabilities	181	132
Total current liabilities	432	378
Long-term debt	2,208	1,990
Long-term related party borrowings	—	2,214
Long-term operating lease liabilities	51	35
Deferred income taxes	326	294
Long-term postretirement benefit obligation	53	48
Other liabilities	37	19
Total liabilities	$3,107	$4,978
Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock, $0.001 par value; 2,000 shares authorized; 209.7 shares issued and outstanding	—	—
Additional paid-in capital	1,381	—
Net Parent deficit	—	(823)
Accumulated other comprehensive income	1	5
Retained earnings	233	—
Total stockholders' equity	1,615	(818)
Total liabilities and stockholders' equity	$4,722	$4,160

See accompanying notes to the consolidated financial statements.

Reynolds Consumer Products Inc.

Consolidated Statements of Stockholders’ Equity

(in millions, except for per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Net Parent (Deficit)	Accumulated Other Comprehensive Income	Total Equity (Deficit)
Balance as of December 31, 2017	$—	$—	$—	$(1,304)	$6	$(1,298)
Adoption of new accounting principle	—	—	—	(5)	—	(5)
Net income	—	—	—	176	—	176
Other comprehensive income, net of income taxes	—	—	—	—	1	1
Net transfers (to) from Parent	—	—	—	99	—	99
Balance as of December 31, 2018	$—	$—	$—	$(1,034)	$7	$(1,027)
Adoption of new accounting principle	—	—	—	(3)	3	—
Net income	—	—	—	225	—	225
Other comprehensive loss, net of income taxes	—	—	—	—	(5)	(5)
Net transfers (to) from Parent	—	—	—	(11)	—	(11)
Balance as of December 31, 2019	$—	$—	$—	$(823)	$5	$(818)
Net income	—	—	357	6	—	363
Other comprehensive loss, net of income taxes	—	—	—	—	(4)	(4)
Net transfers (to) from Parent	—	—	—	855	—	855
Reclassification of net parent (deficit) in RCP	—	38	—	(38)	—	—
Issuance of common stock, net of costs	—	1,339	—	—	—	1,339
Dividends ($0.59 per share declared)	—	—	(124)	—	—	(124)
Other	—	4	—	—	—	4
Balance as of December 31, 2020	$—	$1,381	$233	$—	$1	$1,615

See accompanying notes to the consolidated financial statements.

Reynolds Consumer Products Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31

(in millions)

	2020	2019	2018
Cash provided by (used in) operating activities
Net income	$363	$225	$176
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	99	91	87
Deferred income taxes	67	1	(22)
Unrealized (gains) losses on commodity derivatives	—	(9)	14
Stock compensation expense	5	—	—
Change in assets and liabilities:
Accounts receivable, net	(279)	2	(7)
Other receivables	(2)	6	—
Related party receivables	5	(27)	34
Inventories	—	2	(65)
Accounts payable	54	(6)	16
Related party payables	(28)	(89)	22
Related party accrued interest payable	(18)	133	210
Income taxes payable	7	72	71
Accrued and other current liabilities	38	9	(4)
Other assets and liabilities	8	(7)	(2)
Net cash provided by operating activities	319	403	530
Cash provided by (used in) investing activities
Acquisition of property, plant and equipment	(143)	(109)	(82)
Advances to related parties	—	(170)	(537)
Repayments from related parties	—	151	65
Net cash used in investing activities	(143)	(128)	(554)
Cash provided by (used in) financing activities
Proceeds from long-term debt, net of discounts	2,472	—	—
Repayment of long-term debt	(218)	(21)	(21)
Repayments of PEI Group Credit Agreement	(8)	—	—
Advances from related parties	240	67	338
Repayments to related parties	(3,627)	(141)	(314)
Deferred debt transaction costs	(28)	(4)	—
Proceeds from IPO settlement facility	1,168	—	—
Repayment of IPO settlement facility	(1,168)	—	—
Issuance of common stock	1,410	—	—
Equity issuance costs	(69)	—	—
Dividends paid	(124)	—	—
Net transfers from (to) Parent	(14)	(97)	21
Net cash provided by (used in) financing activities	34	(196)	24
Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	210	79	—
Balance as of beginning of the year	102	23	23
Balance as of end of the year	$312	$102	$23

Cash paid:
Interest - long-term debt	60	103	99
Interest - related party borrowings	23	6	24
Income taxes	76	4	8

Significant non-cash investing and financing activities

Refer to Note 7 - Leases for details of non-cash additions to operating lease right-of-use assets, net as a result of changes in operating lease liabilities. Refer to Note 17 - Related Party Transactions for details of significant non-cash investing and financing activities.

See accompanying notes to the consolidated financial statements.

Reynolds Consumer Products Inc.

Notes to the Consolidated Financial Statements

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

Basis of Presentation:

We have prepared the accompanying audited consolidated financial statements in accordance with United States generally accepted accounting principles ("GAAP").

Prior to the completion of our Corporate Reorganization, as defined in our Registration Statement on Form S-1 (File No. 333-234731), and initial public offering (“IPO”) on February 4, 2020, we operated as part of Pactiv Evergreen Inc. (“PEI”) (previously known as Reynolds Group Holdings Limited) and not as a stand-alone entity. We represented the business that was previously reported as the Reynolds Consumer Products segment in the consolidated financial statements of PEI and its subsidiaries (collectively, “PEI Group” or the “Parent”). As part of our Corporate Reorganization, we reorganized the legal structure of our entities so they are all under a single parent entity, Reynolds Consumer Products Inc. In conjunction with our Corporate Reorganization and IPO, we separated from PEI Group on February 4, 2020.

All financial information presented after our Corporate Reorganization and IPO represents the consolidated financial statements of our company. Our consolidated statements of income include allocations of certain expenses for services provided by PEI Group prior to our separation, including, but not limited to, general corporate expenses related to group wide functions including executive management, finance, legal, tax, information technology and a portion of a related party management fee incurred by PEI Group. Total costs allocated to us for these functions were $2 million, $41 million and $40 million for the years ended December 31, 2020, 2019 and 2018, respectively, and were primarily included in selling, general and administrative expenses in our consolidated statements of income. These amounts include costs of $1 million, $22 million and $21 million for the years ended December 31, 2020, 2019 and 2018, respectively, that were not historically allocated to us as part of PEI Group's normal monthly reporting process. Additionally, in the year ended December 31, 2020 and 2019, costs of $2 million and $28 million were allocated to us related to the IPO process that cannot be deferred and offset against the IPO proceeds, as well as costs related to our preparations to operate as a stand-alone public company, which were included in other expense, net in our consolidated statements of income. All of these expenses have been allocated on a basis considered reasonable by management, using either specific identification, such as direct usage or headcount when identifiable, or proportional allocations determined with reference to time incurred, relative to revenues, or other reasonable methods of allocation. Amounts allocated on a proportional basis relate to certain corporate functions and are reflective of the time and effort expended in the provision of these corporate functions to us.

The allocations referred to above may not, however, reflect all actual expenses we would have incurred and may not reflect the consolidated results of operations, financial position and cash flows had we operated as a stand-alone company during the years presented. The amount of actual costs that may have been incurred if we were a stand-alone company would depend on a number of factors, including our chosen organizational structure, which functions were performed by our employees or outsourced and strategic decisions made in areas such as information technology and infrastructure.

Net Parent deficit represents the Parent’s interest in our net assets. As a direct ownership relationship did not exist between the various entities of our previously combined group, a Net Parent deficit account is shown in our previously combined financial statements. The majority of transactions between us and PEI Group have a history of settlement or were settled for cash in conjunction with our separation from PEI Group and IPO. These transactions have been reflected in our consolidated balance sheets as related party receivables and payables. Transactions that did not have a history of settlement are reflected in equity (deficit) in our previously combined balance sheets as Net Parent deficit and, when cash is utilized (contributed), in our consolidated statements of cash flows as a financing activity in net transfers from (to) Parent.  Refer to Note 17 - Related Party Transactions for further information.

Reynolds Consumer Products Inc.

Notes to the Consolidated Financial Statements

Initial Public Offering:

On February 4, 2020, we completed our separation from PEI Group and the IPO of our common stock pursuant to a Registration Statement on Form S-1. In the IPO, we sold an aggregate of 54,245,500 shares of common stock, including 7,075,500 shares of common stock purchased by the underwriters on February 7, 2020 pursuant to their option to purchase additional shares, under the Registration Statement at a public offering price of $26.00 per share.

In conjunction with our separation from PEI Group and IPO, we reclassified PEI Group’s historical net investment in us to additional paid-in capital. Each share of our outstanding common stock, immediately prior to our IPO, was exchanged into 155,455 shares of common stock. In addition, certain related party borrowings owed to PEI Group were contributed as additional paid-in capital without the issuance of any additional shares.

Note 2 - Summary of Significant Accounting Policies

Use of Estimates:

We prepare our consolidated financial statements in accordance with GAAP, which requires us to make estimates and assumptions that affect a number of amounts in our consolidated financial statements. Significant accounting policy elections, estimates and assumptions include, among others, benefit plan assumptions, valuation assumptions of goodwill and intangible assets, useful lives of long-lived assets, sales incentives and income taxes. We base our estimates on historical experience and other assumptions that we believe are reasonable. If actual amounts differ from estimates, we include the revisions in our consolidated results of operations in the period the actual amounts become known. Historically, the aggregate differences, if any, between our estimates and actual amounts in any year have not had a material effect on our consolidated financial statements.

Currency Translation:

Our consolidated financial statements are presented in U.S. dollars, which is our reporting currency. We translate the results of operations of our subsidiaries with functional currencies other than the U.S. dollar using average exchange rates during each period and translate balance sheet accounts using exchange rates at the end of each period. We record currency translation adjustments as a component of stockholders’ equity within accumulated other comprehensive income and transaction gains and losses in other expense, net in our consolidated statements of income.

Cash and Cash Equivalents:

Cash and cash equivalents include demand deposits with banks and all highly liquid investments with original maturities of three months or less. We maintain our bank accounts with a relatively small number of high quality financial institutions. Cash balances held by non-U.S. entities as of December 31, 2020 and 2019 were $9 million and $7 million, respectively.

Accounts Receivable:

Accounts receivable are recorded at face amounts less an allowance for doubtful accounts. The allowance is an estimate based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable balance.  We evaluate the aging of the accounts receivable balances and the financial condition of our customers to estimate the amount of accounts receivable that may not be collected in the future and record the appropriate provision. The allowance for doubtful accounts was not material as of December 31, 2020 and 2019.

Variable Interest Entities:

Variable interest entities (“VIEs”) are primarily entities that lack sufficient equity to finance their activities without additional financial support from other parties or whose equity holders, as a group, lack one or more of the following characteristics: (a) direct or indirect ability to make decisions, (b) obligation to absorb expected losses or (c) right to receive expected residual returns. Prior to our separation from PEI Group and IPO, we had a variable interest in one VIE related to our factoring arrangement with PEI Group, described below.

Reynolds Consumer Products Inc.

Notes to the Consolidated Financial Statements

Transfers of Financial Assets:

Prior to our separation from PEI Group and IPO, we accounted for transfers of financial assets, such as non-recourse accounts receivable factoring arrangements, when we have surrendered control over the related assets. Determining whether control has transferred requires an evaluation of relevant legal considerations, an assessment of the nature and extent of our continuing involvement with the assets transferred and any other relevant considerations. We had a non-recourse factoring arrangement in which we sold eligible receivables to a special purpose entity (“SPE”) consolidated by PEI Group in exchange for cash. We transferred sold accounts receivables in their entirety to PEI Group and satisfied all of the conditions to report the transfer of financial assets in their entirety as a sale. The SPE is considered to be a VIE, however we were not its primary beneficiary because we did not have the power to direct any of its most significant activities through our arrangement as a collecting agent. The principal amount of receivables sold under this arrangement was $3,252 million during the year ended December 31, 2019 and represented substantially all of our U.S. accounts receivable. The balance of receivables sold, and still outstanding, was $264 million as of December 31, 2019. On January 30, 2020, we repurchased all of the U.S. accounts receivable sold for $264 million, $240 million of which was settled in cash and the remaining amount used to settle certain current related party receivables. The proceeds from the sales of receivables are included in cash from operating activities in our consolidated statements of cash flows.

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

Expenditures for maintenance and repairs are expensed as incurred. When property, plant or equipment is sold or otherwise disposed of, the related cost and accumulated depreciation is removed from the respective accounts and any gain or loss realized on disposition is reflected in other expense, net in our consolidated statements of income.

We review long-lived assets, including finite-lived intangible assets, for recoverability on an ongoing basis. Changes in depreciation or amortization are recorded prospectively when estimates of the remaining useful lives or residual values of long-lived assets change. We also review our long-lived assets for impairment when conditions exist that indicate the carrying amount of the assets may not be fully recoverable. In those circumstances, we perform undiscounted cash flow analysis to determine if an impairment exists. When testing for asset impairment, we group assets and liabilities at the lowest level for which cash flows are separately identifiable. If an impairment loss is recorded, it is calculated as the excess of the asset’s carrying value over its estimated fair value as determined by an estimate of discounted future cash flows. Depending on the nature of the asset, impairment losses are recorded in either cost of sales or selling, general and administrative expenses in our consolidated statements of income. There were no impairments of long-lived assets in any of the years presented.

Leases:

We determine whether a contract is or contains a lease at contract inception. On January 1, 2019, we began to record operating leases on our consolidated balance sheet. Right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets are recognized at the commencement date at the value of the lease liability, adjusted for any prepayments, lease incentives received and initial direct costs incurred. Lease liabilities are recognized at the commencement date based on the present value of remaining lease payments over the lease term. Following initial recognition, operating lease liability balances are amortized using the effective interest method, while the related ROU assets are adjusted by the difference between the fixed lease expense recognized and the interest expense associated with the effective interest method in the period.

Reynolds Consumer Products Inc.

Notes to the Consolidated Financial Statements

Some of our leases contain non-lease components, for example common area or other maintenance costs, that relate to the lease components of the agreement. Non-lease components and the lease components to which they relate are accounted for as a single lease component as we have elected to combine lease and non-lease components for all classes of underlying assets. We recognize interest on operating lease liabilities and amortization of ROU assets as a single lease expense for operating leases on a straight-line basis over the lease term, substantially all in cost of sales in our consolidated statements of income. All operating lease cash payments are recorded within cash flows from operating activities in the consolidated statements of cash flows. Our lease agreements do not include significant restrictions, covenants or residual value guarantees.

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

Reynolds Consumer Products Inc.

Notes to the Consolidated Financial Statements

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

Marketing, Advertising and Research and Development:

We promote our products with marketing and advertising programs. These programs include, but are not limited to, cooperative advertising, in-store displays and consumer marketing promotions. The costs of end-consumer marketing programs that are conducted in conjunction with our customers, such as coupons, are recorded as a reduction to revenue. We do not defer these costs on our consolidated balance sheets and all marketing and advertising costs are recorded as an expense in the year incurred. Advertising expense was $72 million, $57 million and $55 million in the years ended December 31, 2020, 2019 and 2018, respectively. We expense product research and development costs as incurred. Research and development expense was $41 million, $33 million and $29 million in the years ended December 31, 2020, 2019 and 2018, respectively. We record marketing and advertising as well as research and development expenses in selling, general and administrative expenses.

Stock-based Compensation:

Stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the period in which the awards vest in accordance with applicable guidance under ASC 718, Compensation-Stock Compensation. In contemplation of us issuing shares to the public, we granted restricted stock units (“RSUs”) in July 2019 to certain members of management, pursuant to retention agreements entered into with these employees. These RSUs vest upon satisfaction of both a performance-based vesting condition (the “IPO Condition”) and a service-based vesting condition (the “Service Condition”). The IPO Condition was satisfied when we completed our IPO on February 4, 2020. The Service Condition will be satisfied with respect to one-third of an employee’s RSUs on each anniversary from the date of our IPO for three consecutive years, subject to the employee’s continued employment through the applicable vesting date. We have also granted RSUs to certain members of management that have a service-based vesting condition. In addition, we granted performance stock units (“PSUs”) to certain members of management that have a performance-based vesting condition. We account for forfeitures of outstanding but unvested grants in the period they occur.

Financial Instruments:

We are exposed to certain risks relating to our ongoing business operations. To manage the volatility relating to these exposures, we enter into various derivative instruments from time to time under our risk management policies. We are not a party to leveraged derivatives and, by policy, do not use financial instruments for speculative purposes.

Interest Rate Derivatives:

We manage interest rate risk by using interest rate derivative instruments. Interest rate swaps (pay fixed, receive variable) are entered into as cash flow hedges to manage a portion of the interest rate risk associated with our floating-rate borrowings.

We record interest rate derivative instruments at fair value (Level 2) and on a net basis by counterparty based on our master netting arrangements. The instruments are classified in our consolidated balance sheets in other assets or other liabilities, as applicable. Cash flows from interest rate derivative instruments are classified as operating activities in our consolidated statements of cash flows based on the nature of the derivative instrument. We have elected to use hedge accounting for our interest rate derivative instruments. Accordingly, the effective portion of the gain or loss on the open hedging instrument is recorded in other comprehensive income and is reclassified into earnings as interest expense, net when settled. We terminate derivative instruments if the underlying asset or liability matures or is repaid, or if we determine the underlying forecasted transaction is no longer probable of occurring.

Commodity Derivatives:

We are exposed to price risk related to forecasted purchases of certain commodities that we primarily use as raw materials. From time to time we may enter into derivative financial instruments to mitigate certain risks.

We record commodity derivative financial instruments at fair value (Level 2) and on a gross basis in our consolidated balance sheets in other current assets or accrued and other current liabilities due to their relatively short-term duration. Cash flows from commodity derivative instruments are classified as operating activities in our consolidated statements of cash flows based on the nature of the derivative instrument. Historically, we have not elected to use hedge accounting. Accordingly, any unrealized gains or losses (mark-to-market impacts) and realized gains or losses are recorded in cost of sales in our consolidated statements of income.

Reynolds Consumer Products Inc.

Notes to the Consolidated Financial Statements

Income Taxes:

For the periods prior to our separation from PEI Group and IPO, our U.S. operations were included in consolidated U.S. federal, certain state and local tax returns filed by PEI Group.  We also file certain separate U.S. state and local and foreign income tax returns. The income tax expense (benefit) included in our consolidated statements of income has been calculated using the separate return basis. It is possible that we will make different tax accounting elections and assertions subsequent to our shares being issued to the public. Therefore, our income taxes, as presented in our consolidated financial statements, may not be indicative of our income taxes in the future. In jurisdictions where we have been included in tax returns filed by PEI Group, any income taxes payable resulting from the related income tax expense had been reflected in the consolidated balance sheets in Net Parent deficit.

For the periods following our separation from PEI Group and IPO, our income tax expense includes amounts payable or refundable for the current year, the effects of deferred taxes and impacts from uncertain tax positions. We recognize deferred tax assets and liabilities for the expected future tax consequences of temporary differences between the financial statement and tax basis of our assets and liabilities, operating loss carryforwards and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which those differences are expected to reverse.

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

In addition to fair value disclosure requirements related to financial instruments carried at fair value, accounting standards require disclosures regarding the fair value of all of our financial instruments. The carrying values of cash equivalents, accounts receivables, other receivables, related party receivables, accounts payable, related party payables and accrued and other current liabilities are reasonable estimates of their fair values as of December 31, 2020 and 2019 due to the short-term nature of these instruments.

Reynolds Consumer Products Inc.

Notes to the Consolidated Financial Statements

Recently Adopted Accounting Guidance:

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers (“ASC 606”), which supersedes the revenue recognition requirements in ASC 605, Revenue Recognition. This ASU is based on the principle that revenue is recognized to depict the transfer of goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. This ASU also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts, including significant judgments and changes in judgments and assets recognized from costs incurred to obtain or fulfill a contract. On January 1, 2018, we adopted ASC 606, using the modified retrospective method for all contracts not completed as of the date of adoption, resulting in a $5 million adjustment to Net Parent deficit. There was no other material financial impact from adopting the new revenue recognition standard.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842). The ASU revised then-existing GAAP and outlines a new model for lessors and lessees to use in accounting for lease contracts. The guidance requires lessees to recognize an ROU asset and a lease liability on the balance sheet for all leases, with the exception of short-term leases. Lessees will classify leases as either operating (resulting in straight-line expense recognition) or finance (resulting in a front-loaded expense pattern). In July 2018, the FASB issued an ASU which allowed for an alternative transition approach, which does not require adjustments to comparative prior-period amounts. Topic 842 and all related ASUs are effective for fiscal years beginning after December 15, 2018, with early adoption permitted. We adopted the new standard on January 1, 2019 on a modified retrospective basis using a simplified transition approach, with no adjustment made to our prior period combined financial statements. We elected to apply the package of practical expedients, including not reassessing whether expired or existing contracts contained leases, the classification of those leases and initial direct costs for any existing leases. We also elected to exclude short-term leases (term of 12 months or less) from the balance sheet presentation. The most significant impact from adopting the standard was the initial recognition of ROU assets and operating lease liabilities on our previously combined balance sheet. Upon adoption, we recorded ROU assets (adjusted for deferred rent) and operating lease liabilities of $37 million and $39 million, respectively, representing the present value of future lease payments with terms greater than 12 months. There was no other impact on our consolidated financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments. This ASU and subsequent amendments to the initial guidance modify the impairment model to use an expected loss methodology in place of the previously used incurred loss methodology, which may result in earlier recognition of losses related to financial instruments. This change is effective for fiscal years beginning after December 15, 2019, with early adoption permitted, and requires a cumulative effect adjustment to the balance sheet upon adoption. We adopted these requirements as of January 1, 2020 with no material impact on our consolidated financial statements.

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

In August 2018, the FASB issued ASU 2018-15, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs for internal-use software. This ASU is effective for fiscal years beginning after December 15, 2019, with early adoption permitted. We adopted the standard as of January 1, 2020 with no material impact on our consolidated financial statements.

In August 2018, the FASB issued ASU 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans.  This ASU modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. This ASU is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. We adopted the standard as of January 1, 2021 with no material impact on our consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASC 740”), which is intended to simplify various aspects related to accounting for income taxes. This ASU removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This ASU is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. We adopted the standard as of January 1, 2021 with no material impact on our consolidated financial statements.

Reynolds Consumer Products Inc.

Notes to the Consolidated Financial Statements

Recently Issued Accounting Guidance:

In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions to applying the guidance on contract modifications, hedge accounting, and other transactions, to simplify the accounting for transitioning from the London Interbank Offered Rate, and other interbank offered rates expected to be discontinued, to alternative reference rates. This ASU was effective upon its issuance and can be applied prospectively through December 31, 2022. We are currently assessing the impact of this standard on our consolidated financial statements.

Note 3 - Inventories

Inventories consisted of the following:

	As of December 31,
	2020	2019
	(in millions)
Raw materials	$138	$125
Work in progress	54	47
Finished goods	194	217
Spare parts	33	29
Inventories	$419	$418

Note 4 - Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following:

	As of December 31,
	2020	2019
	(in millions)
Land and land improvements	$36	$34
Buildings and building improvements	145	131
Machinery and equipment	1,005	914
Construction in progress	118	100
Property, plant and equipment, at cost	1,304	1,179
Less: accumulated depreciation	(692)	(642)
Property, plant and equipment, net	$612	$537

Depreciation expense was $68 million, $59 million and $55 million for the years ended December 31, 2020, 2019 and 2018, respectively, of which $62 million, $55 million and $49 million, respectively, was recognized in cost of sales and $6 million, $4 million and $6 million, respectively, was recognized in selling, general and administrative expenses.

Note 5 - Goodwill and Intangible Assets

Goodwill by reportable segment was as follows:

	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Total
	(in millions)
Balance as of December 31, 2018	$794	$505	$282	$298	$1,879
Movements	—	—	—	—	—
Balance as of December 31, 2019	794	505	282	298	1,879
Movements	—	—	—	—	—
Balance as of December 31, 2020	$794	$505	$282	$298	$1,879

Reynolds Consumer Products Inc.

Notes to the Consolidated Financial Statements

Intangible assets, net consisted of the following:

	As of December 31, 2020			As of December 31, 2019
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
	(in millions)
Finite-lived intangible assets
Customer relationships	$580	$(342)	$238	$580	$(313)	$267
Trade names	25	(21)	4	25	(19)	6
Total finite-lived intangible assets	605	(363)	242	605	(332)	273
Indefinite-lived intangible assets
Trade names	850	—	850	850	—	850
Total intangible assets	$1,455	$(363)	$1,092	$1,455	$(332)	$1,123

Amortization expense for intangible assets was $31 million, $32 million and $32 million for the years ended December 31, 2020, 2019 and 2018, respectively, and has been recognized in selling, general and administrative expenses. For the next five years, we estimate annual amortization expense of approximately $30 million each year.

Note 6 - Debt

Long-Term Debt:

Long-term debt consisted of the following:

	As of December 31,
	2020	2019
	(in millions)
Term Loan Facility	$2,257	$—
PEI Group U.S. Term Loan	—	2,017
Deferred financing transaction costs	(21)	(4)
Original issue discounts	(3)	(2)
	2,233	2,011
Less: current portion	(25)	(21)
Long-term debt	$2,208	$1,990

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

Borrowings under the External Debt Facilities bear interest at a rate per annum equal to, at our option, either a base rate or a LIBO rate plus an applicable margin of 1.75%. During September 2020, we entered into a series of interest rate swaps to hedge a portion of the interest rate exposure resulting from these borrowings.  Refer to Note 8 – Financial Instruments for further details.

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

Reynolds Consumer Products Inc.

Notes to the Consolidated Financial Statements

Term Loan Facility

The Term Loan Facility matures in February 2027. The Term Loan Facility amortizes in equal quarterly installments of $6 million, which commenced in June 2020, with the balance payable on maturity. During the year ended December 31, 2020, we made voluntary principal payments of $200 million on our Term Loan Facility.

Revolving Facility

The Revolving Facility matures in February 2025 and includes a sub-facility for letters of credit. As of December 31, 2020, we had no outstanding borrowings under the Revolving Facility, and we had $7 million of letters of credit outstanding, which reduces the borrowing capacity under the Revolving Facility.

Reallocation of Borrowings Under the PEI Group Credit Agreement

The U.S Term Loan outstanding under the PEI Group Credit Agreement was reallocated to an entity within PEI Group and on February 4, 2020, we were fully and unconditionally released from the security and guarantee arrangements relating to PEI Group’s borrowings.

Fair Value of Our Long-Term Debt

The fair value of our long-term debt as of December 31, 2020, which is a Level 2 fair value measurement, approximates the carrying value due to the variable market interest rate and the stability of our credit profile.

Interest expense, net:

Interest expense, net consisted of the following:

	For the Years Ended December 31,
	2020	2019	2018
	(in millions)
Interest expense, Term Loan Facility	$52	$—	$—
Interest expense, PEI Group U.S. Term Loan	8	101	97
Interest expense, related party borrowings (1)	5	140	233
Interest income, related party receivables (1)	—	(33)	(52)
Amortization of deferred financing transaction costs	4	1	1
Other	1	—	1
Interest expense, net	$70	$209	$280

(1)	Refer to Note 17 – Related Party Transactions for additional information.

Scheduled Maturities

Below is a schedule of required future repayments on our debt outstanding as of December 31, 2020:

(in millions)
2021	$25
2022	25
2023	25
2024	25
2025	25
Thereafter	2,132
Total long-term debt	$2,257

Reynolds Consumer Products Inc.

Notes to the Consolidated Financial Statements

Note 7 - Leases

We lease certain buildings and plant and equipment. Our leases have reasonably assured remaining lease terms of up to 9 years. Certain leases include options to renew for up to 15 years. At lease inception, we determine the lease term by assuming the exercise of those renewal options that are reasonably certain. Some leases have variable payments, however, because they are not based on an index or rate, they are not included in the measurement of ROU assets and operating lease liabilities. Variable payments for real estate leases relate primarily to common area maintenance, insurance, taxes and utilities associated with the properties. Variable payments for equipment leases relate primarily to hours, miles, or other quantifiable usage factors, which are not determinable at the time of lease inception. These variable payments are expensed as incurred. The discount rate applied to our leases in determining the present value of lease payments is our incremental borrowing rate based on the information available at the commencement date. Leases with an initial term of 12 months or less are not recorded in our consolidated balance sheets and we recognize lease expense for these leases on a straight-line basis over the lease term. We do not have finance leases.

Lease costs consisted of the following:

	As of December 31,
	2020	2019
	(in millions)
Operating lease costs	$16	$11
Variable lease costs	1	1
Short-term lease costs	3	5
Total lease costs	$20	$17

Rental expenses were $17 million during the year ended December 31, 2018.

Future lease payments under non-cancellable leases were as follows:

As of December 31,
2020
(in millions)
2021	$16
2022	14
2023	11
2024	10
2025	9
Thereafter	14
Total undiscounted lease payments	74
Less: imputed interest	(10)
Operating lease liabilities	$64

As of December 31, 2020, there were no material lease transactions that we have entered into but have not yet commenced.

Operating lease liabilities and ROU assets included in our consolidated balance sheets were as follows:

	As of December 31,
	2020	2019
	(in millions)
Accrued and other current liabilities	$13	$8
Long-term operating lease liabilities	51	35
	$64	$43
Operating lease right-of-use assets, net	$61	$42

During the years ended December 31, 2020 and 2019, new leases resulted in the recognition of ROU assets and corresponding lease liabilities of $31 million and $9 million, respectively. During the years ended December 31, 2020 and 2019, cash flows from operating activities included $14 million and $10 million, respectively, of payments for operating lease liabilities. In addition, on November 1, 2019, we entered into new lease agreements, as part of our separation from PEI Group, for arrangements that are directly attributable to our business and have been historically reflected in our consolidated financial statements.

Reynolds Consumer Products Inc.

Notes to the Consolidated Financial Statements

As of December 31, 2020, the weighted average remaining lease term and weighted average discount rate for operating leases was 5.74 years and 5.49%, respectively.

Note 8 - Financial Instruments

Interest Rate Derivatives

During the year ended December 31, 2020, we entered into a series of interest rate swaps which fixed the LIBO rate to an annual rate of 0.18% to 0.47% (for an annual effective interest rate of 1.93% to 2.22%, including margin) for an aggregate notional amount of $1,650 million. These interest rate swaps hedge a portion of the interest rate exposure resulting from our Term Loan Facility. We classified these instruments as cash flow hedges. Our cash flow hedge contracts are for periods ranging from one to five years. The effective portion of the gain or loss on the open hedging instrument is recorded in accumulated other comprehensive income and will be reclassified into earnings as interest expense, net when settled. The associated asset or liability on the open hedges is recorded at its fair value in other assets or other liabilities, as applicable. The effect of our interest rate derivatives on accumulated other comprehensive income and the consolidated statements of income for the year ended December 31, 2020 was not material. The fair value of our interest rate contracts designated as cash flow hedging instruments included on our consolidated balance sheets as of December 31, 2020 was not material.

Commodity Derivatives

Commodity derivative contracts are recorded at fair value in our consolidated balance sheets and consisted of zero and $1 million, recorded in other current assets, as of December 31, 2020 and 2019, respectively.

Our commodity contracts are primarily commodity swaps and are all Level 2 financial assets and liabilities. Commodity derivatives are valued using an income approach based on the observable market commodity index prices less the contract rate multiplied by the notional amount or based on pricing models that rely on market observable inputs such as commodity prices. Our calculation of the fair value of these financial instruments takes into consideration the risk of non-performance, including counterparty credit risk. The majority of our commodity derivative contracts do not have a legal right of set-off. We manage the credit risk in connection with our derivatives by limiting the amount of exposure with each counterparty and monitoring the financial condition of our counterparties.

During the years ended December 31, 2020, 2019 and 2018, we recognized no unrealized gain or loss, an unrealized gain of $9 million and an unrealized loss of $14 million, respectively, in cost of sales in the consolidated statements of income.

The following table provides the detail of outstanding commodity derivative contracts as of December 31, 2020:

Type	Unit of measure	Contracted volume	Contracted price range	Contracted date of maturity
Diesel swaps	U.S. liquid gallon	895,016	$2.30 - $2.84	Jan - Jun 2021

Note 9 - Benefit Plans

Defined Benefit Plan

Prior to our separation from PEI Group and IPO, certain of our employees participated in a defined benefit plan sponsored by PEI Group, along with participants of PEI Group's other businesses. This plan was accounted for as a multiemployer plan in our previously combined financial statements presented in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and as a result, no asset or liability was recorded by us to recognize the funded status of the plan. We recorded expense of $3 million relating to our employees’ participation in the PEI Group sponsored plan in cost of sales for each of the years ended December 31, 2019 and 2018. During the year ended December 31, 2020, we recorded no expense relating to our employees' participation in the PEI Group sponsored plan in our consolidated statements of income. After the separation, this obligation was retained by PEI Group.

After our separation from PEI Group and IPO, we established a defined benefit plan for certain of our employees. The initial liability was $2 million which was funded during 2020. The plan is non-contributory and eligible employees are fully vested after five years of service.

Reynolds Consumer Products Inc.

Notes to the Consolidated Financial Statements

Defined Contribution Plans

We offer defined contribution plans to eligible employees in the United States as well as employees in certain other countries. Our expense relating to defined contribution plans was $24 million, $20 million and $18 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Postretirement Benefit Plan

Certain of our employees in the United States participate in a postretirement benefit plan. Our postretirement benefit plan is not funded. The changes in and the amount of the accumulated postretirement benefit obligation were as follows:

	As of December 31,
	2020	2019
	(in millions)
Accumulated postretirement benefit obligation as of January 1	$51	$47
Service cost	1	1
Interest cost	2	2
Benefits paid	(4)	(4)
Actuarial losses	4	5
Accumulated postretirement benefit obligation as of December 31	$54	$51

The accrued benefit obligation was included in our consolidated balance sheets as follows:

	As of December 31,
	2020	2019
	(in millions)
Accrued and other current liabilities	$3	$3
Long-term postretirement benefit obligation	51	48
	$54	$51

A portion of our accrued benefit obligation has been recorded in accumulated other comprehensive income as follows:

	As of December 31, 2018	Changes	As of December 31, 2019	Changes	As of December 31, 2020
	(in millions)
Net actuarial gain (loss)	$22	$(7)	$15	$(5)	$10
Deferred income tax expense (1)	(8)	4	(4)	2	(2)
Accumulated other comprehensive income	$14	$(3)	$11	$(3)	$8

(1)	Includes the impact of the adoption of a new accounting principle on January 1, 2019.

We used the following weighted-average assumptions to determine our postretirement benefit obligations:

	As of December 31,
	2020	2019
Discount rate	2.54%	3.24%
Health care cost trend rate assumed for next year	6.90%	7.20%
Ultimate trend rate	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2029	2029

The year-end discount rate for our plan reflects a weighted-average rate from a high-quality corporate bond yield curve that matches the expected duration of the benefit payments. Changes in our discount rates were primarily the result of changes in bond yields year-over-year. Our expected health care cost trend rate is based on historical costs and long-term expectations.

Reynolds Consumer Products Inc.

Notes to the Consolidated Financial Statements

Components of Net Periodic Postretirement Costs:

Our total net periodic pension and postretirement benefit cost for each of the years ended December 31, 2020, 2019 and 2018 was not material. Prior to the separation from PEI Group, our net periodic benefit costs included only our other postretirement benefit plan. After the separation, total net periodic benefit costs include all costs associated with our defined benefit and other postretirement plans.

The service cost component of net periodic postretirement costs, interest cost and amortization of actuarial gain are recognized in cost of sales in the consolidated statements of income.

We used the following weighted-average assumptions to determine our net periodic postretirement health care cost:

	For the Years Ended December 31,
	2020	2019	2018
Discount rate	3.24%	4.37%	3.68%
Health care cost trend rate assumed for next year	7.20%	7.70%	8.20%
Ultimate trend rate	4.50%	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2029	2029	2026

Future Benefit Payments:

Expected contributions for the next fiscal year equal the estimated benefit payments of $3 million.

Our estimated future benefit payments for our postretirement benefit plan as of December 31, 2020 were as follows:

(in millions)
2021	$3
2022	3
2023	3
2024	3
2025	3
2026-2030	15

Note 10 - Stock-based Compensation

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

In addition, in conjunction with our Corporate Reorganization and IPO, we have established a 2020 equity incentive plan for purposes of granting stock-based compensation awards to certain of our senior management, our non-executive directors and to certain employees, to incentivize their performance and align their interests with ours. A maximum of 10.5 million shares of common stock were initially available for issuance under equity incentive awards granted pursuant to the plan. In the year ended December 31, 2020, 0.3 million RSUs and 0.2 million PSUs were granted.

Reynolds Consumer Products Inc.

Notes to the Consolidated Financial Statements

A summary of activity for RSUs and PSUs for the year ended December 31, 2020, is as follows (in millions, except for per share data):

	Shares	Weighted-Average Grant-Date Fair Value Per Share
Unvested, at January 1, 2020	—	$—
Granted	0.5	29
Forfeited	(0.1)	27
Vested	—	—
Unvested, at December 31, 2020	0.4	$29

Unrecognized compensation expense relating to unvested RSUs and PSUs as of December 31, 2020, was $12 million, which is expected to be recognized over a weighted average period of two years.

At December 31, 2020, there were stock-based compensation awards representing approximately 0.4 million shares outstanding. For the year ended December 31, 2020, stock-based compensation expense was $5 million.

Note 11 - Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following:

	As of December 31,
	2020	2019
	(in millions)
Trade promotion allowances	$35	$39
Accrued personnel costs	63	47
Other	83	46
Accrued and other current liabilities	$181	$132

Note 12 - Other Expense, Net

Other expense, net consisted of the following:

	For the Years Ended December 31,
	2020	2019	2018
	(in millions)
Factoring discount (1)	$—	$25	$22
Allocated related party management fee (2)	—	10	10
IPO and separation-related costs (3)	31	31	—
Other	(2)	(1)	(1)
Other expense, net	$29	$65	$31
(1)

Reflects the loss on sale that we incurred when we sold our U.S. trade receivables through PEI Group’s securitization facility. Our participation in this facility ceased upon the completion of our Corporate Reorganization and IPO.

(2)	Reflects our allocation, from PEI Group, of a management fee that was charged by Rank Group Limited to PEI Group, which ceased upon the completion of our Corporate Reorganization and IPO.
(3)	Reflects costs related to the IPO process, as well as costs related to our separation to operate as a stand-alone public company.

Reynolds Consumer Products Inc.

Notes to the Consolidated Financial Statements

Note 13 - Commitments and Contingencies

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

As of December 31, 2020, there were no legal proceedings pending other than those for which we have determined that the possibility of a material outflow is remote.

Note 14 - Accumulated Other Comprehensive Income

The following table summarizes the changes in our balances of each component of accumulated other comprehensive income.

	For the Years Ended December 31,
	2020	2019	2018
	(in millions)
Currency translation adjustments:
Balance as of beginning of period	$(6)	$(7)	$(5)
Currency translation adjustments	—	1	(2)
Other comprehensive income (loss)	—	1	(2)
Balance as of end of period	$(6)	$(6)	$(7)
Employee benefit plans:
Balance as of beginning of period	$11	$14	$11
Adoption of new accounting principle	—	3	—
Net actuarial gain (loss) arising during period	(4)	(5)	5
Deferred tax (expense) benefit on net actuarial gain (loss)	2	1	(1)
(Gains) and losses reclassified into net income:
Amortization of actuarial gain	(1)	(2)	(2)
Deferred tax benefit on reclassifications	—	—	1
Other comprehensive income (loss)	(3)	(6)	3
Balance as of end of period	$8	$11	$14
Interest rate derivatives:
Balance as of beginning of period	$—	$—	$—
Loss arising during period	(1)	—	—
Other comprehensive income (loss)	(1)	—	—
Balance as of end of period	$(1)	$—	$—
Accumulated other comprehensive income
Balance as of beginning of period	$5	$7	$6
Adoption of new accounting principle	—	3	—
Other comprehensive income (loss)	(4)	(5)	1
Balance as of end of period	$1	$5	$7

Reynolds Consumer Products Inc.

Notes to the Consolidated Financial Statements

Note 15 - Income Taxes

Prior to our separation from PEI Group and IPO, our U.S. operations were included in the U.S. federal consolidated and certain state and local tax returns filed by PEI Group.  We also file certain separate U.S. state and local and foreign income tax returns. For the periods prior to the separation, income tax (expense) benefit and deferred tax balances are presented in the consolidated financial statements as if we filed tax returns on a stand-alone basis. Income tax payable balances as of December 31, 2019, were classified within “Net Parent deficit” on the consolidated balance sheet since PEI Group was legally liable for the tax. Upon separation from PEI Group, becoming a separate taxable entity and the change from carve-out financial statements to consolidated financial statements, we have remeasured certain deferred taxes. These adjustments have been recognized directly in equity.

The components of income before income tax were as follows:

	For the Years Ended December 31,
	2020	2019	2018
	(in millions)
Income before income taxes:
United States	$511	$300	$236
International	5	1	(3)
Total income before income taxes	$516	$301	$233

Significant components of income tax expense were as follows:

	For the Years Ended December 31,
	2020	2019	2018
	(in millions)
Current
United States
Federal	$70	$68	$67
State	14	8	12
Foreign	1	—	—
Total current income tax expense (benefit)	85	76	79
Deferred
United States
Federal	54	3	(15)
State	13	(3)	(7)
Foreign	1	—	—
Total deferred income tax expense (benefit)	68	—	(22)
Total income tax expense (benefit)	$153	$76	$57

A reconciliation of income taxes computed at the U.S. Federal statutory income tax rate of 21% for 2020, 2019 and 2018, to our income tax expense (benefit) was as follows:

	For the Years Ended December 31,
	2020	2019	2018
	(in millions)
U.S. Federal income tax expense at the statutory rate	$108	$63	$50
U.S. State income tax expense	17	2	3
Non-deductible expenses	2	6	4
CARES Act	27	—	—
Return to provision adjustments	(2)	3	—
Uncertain tax positions	2	1	—
Other	(1)	1	—
Total income tax expense	$153	$76	$57

Reynolds Consumer Products Inc.

Notes to the Consolidated Financial Statements

Deferred Tax Assets and Liabilities

Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of our net deferred income tax liability were as follows:

	As of December 31,
	2020	2019
	(in millions)
Deferred tax assets
Employee benefits	$24	$21
Lease obligations	15	9
Inventory	7	7
Reserves	2	1
Tax losses	4	3
Tax credits	4	2
Interest	—	32
Total deferred tax assets	56	75
Valuation allowance	(5)	(3)
Total deferred tax assets after valuation allowance	51	72
Deferred tax liabilities
Intangible assets	(291)	(287)
Property, plant and equipment	(72)	(70)
Lease right-of-use assets	(14)	(9)
Total deferred tax liabilities	(377)	(366)
Net deferred tax liabilities	$(326)	$(294)

State and foreign net operating loss and tax credit carryforwards, presented on a gross basis, were as follows:

	As of December 31,
	2020	2019
	(in millions)
State and foreign net operating loss carryforwards
Expires within 5 years	$—	$—
Expires after 5 years or no expiration	49	53
Total net operating loss carryforwards	$49	$53
Tax credit carryforwards
Expires within 5 years	$4	$3
Total tax credit carryforwards	$4	$3

Deferred tax assets related to state and foreign net operating loss carryovers and state tax credit carryovers are available to offset future state and foreign taxable earnings. We have provided a valuation allowance to reduce the carrying value of certain of these deferred tax assets, as we have concluded that, based on the available evidence, it is more likely than not that the deferred tax assets will not be fully realized. Valuation allowances were $5 million and $3 million as of December 31, 2020 and 2019, respectively. There were no material changes in valuation allowances in any of the years presented.

Uncertain Tax Positions

ASC 740 prescribes a recognition threshold of more-likely-than not to be sustained upon examination as it relates to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. Our policy is to include interest and penalties related to gross unrecognized tax benefits in income tax expense.

Reynolds Consumer Products Inc.

Notes to the Consolidated Financial Statements

The following table summarizes the activity related to our gross unrecognized tax benefits:

	For the Years Ended December 31,
	2020	2019	2018
	(in millions)
Balance as of beginning of the year	$2	$1	$1
Increase associated with tax positions taken during the current year	2	1	—
Ending unrecognized tax benefits	$4	$2	$1

Each year we file income tax returns in the various federal, state, local and foreign income taxing jurisdictions in which we operate. Foreign jurisdictions comprise Canada and China. Our income tax returns are subject to examination and possible challenge by the tax authorities. Although ultimate timing is uncertain, the net amount of tax liability for unrecognized tax benefits may change within the next twelve months due to changes in audit status, settlements of tax assessments and other events.

Prior to February 4, 2020, we were part of consolidated U.S. federal tax returns filed by PEI Group. Under a Tax Matters Agreement, entered into as part of our corporate reorganization prior to our IPO, PEI Group has retained responsibility for all U.S. federal tax matters for periods to and including February 4, 2020.

State income tax returns are generally subject to examination for a period of 3 to 5 years after filing of the respective return.

The open tax years for our Canadian income taxes are 2015 and forward.  The open tax years for our Chinese income taxes are 2014 and forward. We have no current or recent tax audits in either Canada or China.

Taxes Paid

Taxes paid were $76 million, $4 million and $8 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Prior to our separation from PEI Group and IPO, our U.S. entities were members of a consolidated U.S. tax entity group for federal and certain state tax returns filed by the PEI Group.  For periods prior to our separation, the current U.S. federal and state tax liabilities of our U.S. entities was aggregated with the other members of the consolidated U.S. tax entity group and settled on a net basis by a related party. There was no formal tax sharing agreement. The settlement of our current U.S. federal and state taxes for the periods prior to our separation were recognized directly as a movement in Net Parent deficit.

Note 16 - Segment Information

Our Chief Executive Officer, who has been identified as our Chief Operating Decision Maker ("CODM"), has evaluated how he views and measures our performance. ASC 280 Segment Reporting establishes the standards for reporting information about segments in financial statements. In applying the criteria set forth in ASC 280, we have determined that we have four reportable segments - Reynolds Cooking & Baking, Hefty Waste & Storage, Hefty Tableware and Presto Products. The key factors used to identify these reportable segments are the organization and alignment of our internal operations and the nature of our products.  This reflects how our CODM monitors performance, allocates capital and makes strategic and operational decisions.  Our segments are described as follows:

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

Reynolds Consumer Products Inc.

Notes to the Consolidated Financial Statements

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

Adjusted EBITDA represents each segment's earnings before interest, tax, depreciation and amortization and is further adjusted to exclude unrealized gains and losses on commodity derivatives, costs associated with rationalizing operations and administrative functions, factoring discounts, amortization of actuarial gains, the allocated related party management fee and IPO and separation-related costs.

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

	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Segment total	Unallocated(1)	Total
2020	(in millions)
Net revenues	$1,159	$809	$763	$532	$3,263	$—	$3,263
Intersegment revenues	—	9	—	1	10	(10)	—
Total segment net revenues	1,159	818	763	533	3,273	(10)	3,263
Adjusted EBITDA	254	236	170	98	758
Depreciation and amortization	20	15	14	19	68	31	99
Capital expenditures	33	30	24	38	125	18	143
Total assets	433	248	157	204	1,042	3,680	4,722

	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Segment total	Unallocated(1)	Total
2019	(in millions)
Net revenues	$1,076	$695	$751	$510	$3,032	$—	$3,032
Intersegment revenues	—	14	—	1	15	(15)	—
Total segment net revenues	1,076	709	751	511	3,047	(15)	3,032
Adjusted EBITDA	209	190	178	91	668
Depreciation and amortization	20	13	9	21	63	28	91
Capital expenditures (2)	34	41	6	24	105	8	113
Total assets	395	251	137	182	965	3,195	4,160

Reynolds Consumer Products Inc.

Notes to the Consolidated Financial Statements

	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Segment total	Unallocated(1)	Total
2018	(in millions)
Net revenues	$1,159	$687	$757	$539	$3,142	$—	$3,142
Intersegment revenues	—	9	—	—	9	(9)	—
Total segment net revenues	1,159	696	757	539	3,151	(9)	3,142
Adjusted EBITDA	234	172	168	85	659
Depreciation and amortization	16	13	8	20	57	30	87
Capital expenditures (2)	35	21	1	18	75	7	82
Total assets	393	190	135	163	881	5,540	6,421

(1)

Unallocated includes the elimination of intersegment revenues, other revenue adjustments and certain corporate costs, depreciation and amortization and assets not allocated to segments. Unallocated assets are comprised of cash, accounts receivable, other receivables, entity-wide property, plant and equipment, entity-wide operating lease ROU assets, goodwill, intangible assets, related party receivables and other assets.

(2)

Until October 31, 2019, the property, plant and equipment included in our Hefty Tableware segment was contributed to us from PEI Group.  No capital expenditures were incurred by us in relation to these items. On November 1, 2019, as part of our separation from PEI Group, we acquired the legal title to these assets.

The following table presents a reconciliation of segment Adjusted EBITDA to consolidated GAAP income before income taxes:

	For the Years Ended December 31,
	2020	2019	2018
	(in millions)
Segment Adjusted EBITDA	$758	$668	$659
Corporate / unallocated expenses	(41)	(13)	(12)
	717	655	647
Adjustments to reconcile to GAAP income before income taxes
Depreciation and amortization	(99)	(91)	(87)
Interest expense, net	(70)	(209)	(280)
Factoring discount	—	(25)	(22)
Allocated related party management fee	—	(10)	(10)
IPO and separation-related costs	(31)	(31)	-
Unrealized gains (losses) on derivatives	—	9	(14)
Business rationalization costs	—	—	(4)
Other	(1)	3	3
Consolidated GAAP income before income taxes	$516	$301	$233

Information in Relation to Products

Net revenues by product line are as follows:

	For the Years Ended December 31,
	2020	2019	2018
	(in millions)
Waste and storage products (1)	$1,341	$1,205	$1,226
Cooking products	1,159	1,076	1,159
Tableware	763	751	757
Net revenues	$3,263	$3,032	$3,142

(1)	Waste and storage products are comprised of our Hefty Waste & Storage and Presto Products segments.

Reynolds Consumer Products Inc.

Notes to the Consolidated Financial Statements

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

Geographic Data

Geographic data for net revenues (recognized based on location of our business operations) and long-lived assets (representing property, plant and equipment) are as follows:

	For the Years Ended December 31,
	2020	2019	2018
	(in millions)
Net revenues:
United States	$3,206	$2,982	$3,079
Other	57	50	63
Net revenues	$3,263	$3,032	$3,142

	As of December 31,
	2020	2019
	(in millions)
Long-lived assets
United States	$606	$534
Other	6	3
Long-lived assets	$612	$537

Entity-wide Disclosures

Net revenues from our largest customer and its affiliates were 43%, 43% and 40% of total net revenues for the years ended December 31, 2020, 2019 and 2018, respectively. The net revenues from our largest customer were recognized across all of our segments. No other customers accounted for 10% or more of our total net revenues in any of the years presented.

Note 17 - Related Party Transactions

We historically operated as part of PEI Group. In preparation for our IPO, PEI Group transferred its interest in us to Packaging Finance Limited (“PFL”). PFL owns the majority of our outstanding common stock and owns the majority of the outstanding common stock of PEI Group. In addition to the allocation of expenses for certain services related to group wide functions provided by PEI Group discussed in Note 1 – Description of Business and Basis of Presentation, other transactions between us and PEI Group are described below.

Transactions Related to our Separation from PEI Group

On November 1, 2019, as part of our separation from PEI Group, we acquired the legal title to certain property, plant and equipment and inventories from PEI Group for cash consideration of $112 million which represented fair market value and is presented within net transfers from (to) Parent in our consolidated statements of cash flows. These assets are directly attributable to our business and have been historically reflected in our consolidated financial statements, at their respective net book values, within our Hefty Tableware segment.

We had written interest-bearing loan agreements in place with PEI Group. In June 2019, all of our non-current related party receivables and a portion of current related party receivables were used to reduce the balances outstanding of various related party borrowings, related party accrued interest payable and related party payables. As a result of this process, we net settled related party borrowings of $1,714 million, related party accrued interest payable of $655 million and related party payables of $94 million. Accordingly, we had no related party long-term receivables as of December 31, 2019. Related party borrowings were $2,214 million as of December 31, 2019. Related party accrued interest payable was $18 million as of December 31, 2019. We remitted accrued interest payable on the borrowings to PEI Group as and when requested in conjunction with its cash management activities. Interest expense and income related to these loan agreements are discussed in Note 6 - Debt and were accrued based on the written loan agreements. During the year ended December 31, 2019, we borrowed $98 million ($31 million non-cash), from PEI Group and repaid borrowings of $141 million. In addition, during the year ended December 31, 2019, $36 million of accrued interest was capitalized into related party borrowings. During the year ended December 31, 2019, we advanced loans of $170 million to PEI Group and received repayments of $151 million. The weighted average contractual interest rate related to our related party borrowings as of December 31, 2019 was 2.20%.

Reynolds Consumer Products Inc.

Notes to the Consolidated Financial Statements

On January 30, 2020, we repurchased all of the U.S. accounts receivable that we previously sold through PEI Group’s securitization facility for $264 million, $240 million of which was settled in cash and the remaining amount used to settle certain current related party receivables. The cash to purchase these receivables was provided by an increase in related party borrowings, which was subsequently settled as discussed below.

On January 30, 2020, our outstanding borrowings, net of deferred financing transaction costs and original issue discounts plus accrued interest incurred under the PEI Group Credit Agreement were reallocated to an entity within PEI Group and on February 4, 2020, we were fully and unconditionally released from the security and guarantee arrangements relating to PEI Group’s borrowings. This reallocation resulted in a payment to PEI Group of $8 million for accrued interest and an increase of $2,001 million in related party borrowings, which was subsequently settled as discussed below.

On February 4, 2020, we repaid $3,627 million of related party borrowings and $22 million of related party accrued interest owed to PEI Group and capitalized, as additional paid-in capital without the issuance of any additional shares, the remaining $831 million balance of the related party borrowings owed to PEI Group.

On February 4, 2020, we entered into a transition services agreement with a subsidiary of PEI Group, whereby PEI Group will continue to provide certain administrative services to us, including information technology services; accounting, treasury, financial reporting and transaction support; human resources; procurement; tax, legal and compliance related services; and other corporate services for up to 24 months. In addition, we entered into a transition services agreement with Rank Group Limited whereby, upon our request, Rank Group Limited will provide certain administrative services to us, including financial reporting, consulting and compliance services, insurance procurement and human resources support, legal and corporate secretarial support, and related services for up to 24 months. For the year ended December 31, 2020, we incurred $10 million related to transition services which was included in selling, general and administrative expenses in our consolidated statements of income.

On-going Related Party Transactions

For the years ended December 31, 2020, 2019 and 2018, revenues from products sold to PEI Group were $116 million, $149 million and $161 million, respectively. For the years ended December 31, 2020, 2019 and 2018, products purchased from PEI Group were $330 million, $438 million and $511 million, respectively. For the years ended December 31, 2020, 2019 and 2018, PEI Group charged us freight and warehousing costs of $80 million, $134 million and $143 million, respectively, which were included in cost of sales. The resulting related party receivables and payables are settled regularly with PEI Group in the normal course of business. Furthermore, $92 million of the dividends paid during the year ended December 31, 2020 were paid to PFL.

Note 18 - Selected Quarterly Financial Data (unaudited)

The following is selected quarterly financial data for the years ended December 31, 2020 and 2019:

	2020				2019
	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
	(in millions, except per share data)
Total net revenues	$730	$822	$823	$888	$665	$791	$741	$835
Gross profit	189	252	265	267	173	227	217	263
Net income	26	112	113	112	17	55	63	90
Earnings per share
Basic	0.14	0.53	0.54	0.53	0.11	0.35	0.41	0.58
Diluted	0.14	0.53	0.54	0.53	0.11	0.35	0.41	0.58

Reynolds Consumer Products Inc.

Notes to the Consolidated Financial Statements

Note 19 - Subsequent Events

Quarterly Cash Dividend

On February 8, 2021, our Board of Directors approved a cash dividend of $0.23 per common share to be paid on March 9, 2021 to shareholders of record on February 23, 2021.

Term Loan Facility

Subsequent to December 31, 2020, we made a voluntary principal payment of $100 million related to our Term Loan Facility.

Except as described above, there have been no events subsequent to December 31, 2020 which would require accrual or disclosure in these consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management's Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the appropriate time periods, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020.

Management’s Report on Internal Control over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. Our internal control over financial reporting is a process designed under the supervision of the Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements under all potential conditions. Therefore, effective internal control over financial reporting provides only reasonable, and not absolute, assurance with respect to the preparation and presentation of financial statements.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 using the criteria set forth in the Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2020.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 will appear in the Company’s Proxy Statement for its 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 will appear in the Company’s Proxy Statement for its 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 will appear in the Company’s Proxy Statement for its 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 will appear in the Company’s Proxy Statement for its 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 will appear in the Company’s Proxy Statement for its 2021 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as part of this Annual Report on Form 10-K:

1. The following consolidated financial statements are filed as part of this Annual Report on Form 10-K under Part II, Item 8:

2. Exhibits: See “Index to Exhibits” immediately preceding the signature page of this Annual Report on Form 10-K.

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

10.15†	Rachel Bishop Transaction Success Bonus Letter, dated July 8, 2019 (incorporated herein by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2020)
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

10.20†	Rachel Bishop Restricted Stock Memo, dated July 8, 2019 (incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2020)

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

21.1*	List of subsidiaries
23.1*	Consent of PricewaterhouseCoopers LLP
24.1*	Power of Attorney (see signature page to this Annual Report on Form 10-K)
31.1*	Certification of Principal Executive Officer of the Company Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer of the Company Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer of the Company Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer of the Company Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

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
February 12, 2021

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

Signature	Title	Date

/s/ Lance Mitchell	Chief Executive Officer and Director (Principal Executive Officer)	February 12, 2021
Lance Mitchell
/s/ Michael Graham	Chief Financial Officer (Principal Financial Officer)	February 12, 2021
Michael Graham
/s/ Chris Mayrhofer	Senior Vice President and Controller (Principal Accounting Officer)	February 12, 2021
Chris Mayrhofer
/s/ Richard Noll	Director and Chairman of the Board of Directors	February 12, 2021
Richard Noll

/s/ Gregory Cole	Director	February 12, 2021
Gregory Cole

/s/ Thomas Degnan	Director	February 12, 2021
Thomas Degnan

/s/ Helen Golding	Director	February 12, 2021
Helen Golding

/s/ Marla Gottschalk	Director	February 12, 2021
Marla Gottschalk

/s/ Ann Ziegler	Director	February 12, 2021
Ann Ziegler