Form 10-Q
period 2021-03-31
Reynolds Consumer Products Inc.
filed 2021-05-05
CIK 1786431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

As of April 30, 2021, the registrant had 209,758,602 shares of common stock, $0.001 par value per share, outstanding.

i

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including those risks and uncertainties discussed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 and as updated in our Quarterly Reports on Form 10-Q. You should specifically consider the numerous risks outlined in those “Risk Factors” sections. These risks and uncertainties include factors related to:

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

Additional information about these factors and about the material factors or assumptions underlying such forward-looking statements is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 which was filed on February 12, 2021, under Part I, Item 1A. “Risk Factors” and as updated in our Quarterly Reports on Form 10-Q.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Reynolds Consumer Products Inc.

Condensed Consolidated Statements of Income

(in millions, except for per share data)

(Unaudited)

	For the Three Months Ended
	March 31,
	2021	2020
Net revenues	$732	$691
Related party net revenues	25	39
Total net revenues	757	730
Cost of sales	(565)	(541)
Gross profit	192	189
Selling, general and administrative expenses	(78)	(82)
Other expense, net	(3)	(15)
Income from operations	111	92
Interest expense, net	(12)	(27)
Income before income taxes	99	65
Income tax expense	(25)	(39)
Net income	$74	$26

Earnings per share:
Basic	$0.35	$0.14
Diluted	$0.35	$0.14

Weighted average shares outstanding:
Basic	209.7	188.8
Effect of dilutive securities	0.1	0.2
Diluted	209.8	189.0

See accompanying notes to the condensed consolidated financial statements.

Reynolds Consumer Products Inc.

Condensed Consolidated Statements of Comprehensive Income

(in millions)

(Unaudited)

	For the Three Months Ended
	March 31,
	2021	2020
Net income	$74	$26
Other comprehensive income (loss), net of income taxes:
Currency translation adjustment	—	(2)
Interest rate derivatives	3	—
Other comprehensive income (loss), net of income taxes	3	(2)
Comprehensive income	$77	$24

See accompanying notes to the condensed consolidated financial statements.

Reynolds Consumer Products Inc.

Condensed Consolidated Balance Sheets

(in millions, except for per share data)

	(Unaudited) As of March 31, 2021	As of December 31, 2020
Assets
Cash and cash equivalents	$144	$312
Accounts receivable (net of allowance for doubtful accounts of $1 and $1)	283	292
Other receivables	5	9
Related party receivables	10	8
Inventories	507	419
Other current assets	22	13
Total current assets	971	1,053
Property, plant and equipment (net of accumulated depreciation of $710 and $692)	611	612
Operating lease right-of-use assets, net	62	61
Goodwill	1,879	1,879
Intangible assets, net	1,084	1,092
Other assets	32	25
Total assets	$4,639	$4,722
Liabilities
Accounts payable	$203	$185
Related party payables	36	41
Current portion of long-term debt	25	25
Income taxes payable	34	6
Accrued and other current liabilities	126	175
Total current liabilities	424	432
Long-term debt	2,102	2,208
Long-term operating lease liabilities	52	51
Deferred income taxes	322	326
Long-term postretirement benefit obligation	54	53
Other liabilities	42	37
Total liabilities	$2,996	$3,107
Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock, $0.001 par value; 2,000 shares authorized; 210 shares issued and outstanding	—	—
Additional paid-in capital	1,380	1,381
Accumulated other comprehensive income	4	1
Retained earnings	259	233
Total stockholders' equity	1,643	1,615
Total liabilities and stockholders' equity	$4,639	$4,722

See accompanying notes to the condensed consolidated financial statements.

Reynolds Consumer Products Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in millions, except for per share data)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Net Parent (Deficit)	Accumulated Other Comprehensive Income	Total Equity (Deficit)
Balance as of December 31, 2019	$—	$—	$—	$(823)	$5	$(818)
Net income	—	—	20	6	—	26
Other comprehensive loss, net of income taxes	—	—	—	—	(2)	(2)
Net transfers from Parent	—	—	—	855	—	855
Reclassification of net parent (deficit) in RCP	—	38	—	(38)	—	—
Issuance of common stock, net of costs	—	1,339	—	—	—	1,339
Dividends ($0.15 per share declared)	—	—	(31)	—	—	(31)
Other	—	1	—	—	—	1
Balance as of March 31, 2020	$—	$1,378	$(11)	$—	$3	$1,370

Balance as of December 31, 2020	$—	$1,381	$233	$—	$1	$1,615
Net income	—	—	74	—	—	74
Other comprehensive income, net of income taxes	—	—	—	—	3	3
Dividends ($0.23 per share declared and paid)	—	—	(48)	—	—	(48)
Other	—	(1)	—	—	—	(1)
Balance as of March 31, 2021	$—	$1,380	$259	$—	$4	$1,643

See accompanying notes to the condensed consolidated financial statements.

Reynolds Consumer Products Inc.

Condensed Consolidated Statements of Cash Flows

(in millions)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Cash provided by (used in) operating activities
Net income	$74	$26
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	26	24
Deferred income taxes	(6)	28
Unrealized losses on derivatives	—	4
Stock compensation expense	2	1
Change in assets and liabilities:
Accounts receivable, net	9	(303)
Other receivables	4	(1)
Related party receivables	(2)	9
Inventories	(88)	(16)
Accounts payable	23	10
Related party payables	(4)	(20)
Related party accrued interest payable	—	(18)
Income taxes payable	29	11
Accrued and other current liabilities	(50)	(7)
Other assets and liabilities	(8)	(3)
Net cash provided by (used in) operating activities	9	(255)
Cash used in investing activities
Acquisition of property, plant and equipment	(23)	(23)
Net cash used in investing activities	(23)	(23)
Cash (used in) provided by financing activities
Repayment of long-term debt	(106)	—
Dividends paid	(48)	—
Proceeds from long-term debt, net of discounts	—	2,472
Repayments of PEI Group Credit Agreement	—	(8)
Advances from related parties	—	240
Repayments to related parties	—	(3,627)
Deferred debt transaction costs	—	(28)
Proceeds from IPO settlement facility	—	1,168
Repayment of IPO settlement facility	—	(1,168)
Issuance of common stock	—	1,410
Equity issuance costs	—	(69)
Net transfers to Parent	—	(14)
Net cash (used in) provided by financing activities	(154)	376
Effect of exchange rate on cash and cash equivalents	—	—
Net (decrease) increase in cash and cash equivalents	(168)	98
Cash and cash equivalents at beginning of period	312	102
Cash and cash equivalents at end of period	$144	$200

Significant non-cash investing and financing activities

Refer to Note 1 – Summary of Significant Accounting Policies and Note 10 – Related Party Transactions for details of significant non-cash investing and financing activities.

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2020, and should be read in conjunction with the disclosures therein. In our opinion, these interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to state fairly the financial condition, results of operations and cash flows for the periods presented. Operating results for interim periods are not necessarily indicative of annual operating results.

Prior to the completion of our Corporate Reorganization, as defined in our Registration Statement on Form S-1 (File No. 333-234731), and initial public offering (“IPO”) on February 4, 2020, we operated as part of Pactiv Evergreen Inc. (“PEI”) and not as a stand-alone entity. We represented the business that was previously reported as the Reynolds Consumer Products segment in the consolidated financial statements of PEI and its subsidiaries (collectively, “PEI Group” or the “Parent”). As part of our Corporate Reorganization, we reorganized the legal structure of our entities so they are all under a single parent entity, Reynolds Consumer Products Inc. In conjunction with our Corporate Reorganization and IPO, we separated from PEI Group on February 4, 2020.

Net Parent deficit represented the former Parent’s interest in our net assets. As a direct ownership relationship did not exist between the various entities of our previously combined group, a Net Parent deficit account was shown in our previously combined financial statements. The majority of transactions between us and PEI Group have a history of settlement or were settled for cash in conjunction with our separation from PEI Group and IPO. These transactions have been reflected in our condensed consolidated balance sheets as related party receivables and payables. Transactions that did not have a history of settlement were reflected in equity (deficit) in our previously combined balance sheets as Net Parent deficit and, when cash was utilized (contributed), in our condensed consolidated statements of cash flows as a financing activity in net transfers from (to) Parent.

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

Note 2 – New Accounting Standards

Recently Adopted Accounting Guidance:

In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans.  This ASU modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. This ASU is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. We adopted the standard as of January 1, 2021 with no material impact on our condensed consolidated financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes, which is intended to simplify various aspects related to accounting for income taxes. This ASU removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This ASU is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. We adopted the standard as of January 1, 2021 with no material impact on our condensed consolidated financial statements.

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

Note 3 – Inventories

Inventories consisted of the following:

	March 31, 2021	December 31, 2020
	(in millions)
Raw materials	$152	$138
Work in progress	51	54
Finished goods	270	194
Spare parts	34	33
Inventories	$507	$419

Note 4 – Debt

Long-term debt consisted of the following:

	March 31, 2021	December 31, 2020
	(in millions)
Term loan facility	$2,150	$2,257
Deferred financing transaction costs	(20)	(21)
Original issue discounts	(3)	(3)
	2,127	2,233
Less: current portion	(25)	(25)
Long-term debt	$2,102	$2,208

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

Term Loan Facility

The Term Loan Facility matures in February 2027. The Term Loan Facility amortizes in equal quarterly installments of $6 million, which commenced in June 2020, with the balance payable on maturity. During the first quarter of 2021, we made a voluntary principal payment of $100 million related to our Term Loan Facility.

Revolving Facility

The Revolving Facility matures in February 2025 and includes a sub-facility for letters of credit. As of March 31, 2021, we had no outstanding borrowings under the Revolving Facility, and we had $7 million of letters of credit outstanding, which reduces the borrowing capacity under the Revolving Facility.

Fair Value of Our Long-Term Debt

The fair value of our long-term debt as of March 31, 2021, which is a Level 2 fair value measurement, approximates the carrying value due to the variable market interest rate and the stability of our credit profile.

Note 5 – Stock-based Compensation

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

In addition, in conjunction with our Corporate Reorganization and IPO, we established an equity incentive plan for purposes of granting stock-based compensation awards to certain of our senior management, our non-executive directors and to certain employees, to incentivize their performance and align their interests with ours. We have granted RSUs to certain employees and non-employee directors that have a service-based vesting condition. In addition, we granted performance stock units (“PSUs”) to certain members of management that have a performance-based vesting condition. We account for forfeitures of outstanding but unvested grants in the period they occur. A maximum of 10.5 million shares of common stock were initially available for issuance under equity incentive awards granted pursuant to the plan. In the three months ended March 31, 2021, 0.2 million RSUs and 0.2 million PSUs were granted.

As of March 31, 2021, there were stock-based compensation awards representing approximately 0.6 million shares outstanding compared to 0.4 million shares outstanding as of December 31, 2020. For the three months ended March 31, 2021 and 2020, stock-based compensation expense was $2 million and $1 million, respectively.

Note 6 – Commitments and Contingencies

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

As of March 31, 2021, there were no legal proceedings pending other than those for which we have determined that the possibility of a material outflow is remote.

Note 7 – Accumulated Other Comprehensive Income

The following table summarizes the changes in our balances of each component of accumulated other comprehensive income.

	Three Months Ended March 31,
	2021	2020
	(in millions)
Currency translation adjustments:
Balance as of beginning of period	$(6)	$(6)
Currency translation adjustments	—	(2)
Other comprehensive income (loss)	—	(2)
Balance as of end of period	$(6)	$(8)
Employee benefit plans:
Balance as of beginning of period	$8	$11
Other comprehensive income	—	—
Balance as of end of period	$8	$11
Interest rate derivatives:
Balance as of beginning of period	$(1)	$—
Income arising during period	3	—
Other comprehensive income	3	—
Balance as of end of period	$2	$—
Accumulated other comprehensive income
Balance as of beginning of period	$1	$5
Other comprehensive income (loss)	3	(2)
Balance as of end of period	$4	$3

Note 8 – Income Taxes

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

Our income tax expense for the three months ended March 31, 2021 incorporated an expected annualized effective tax rate of approximately 24.5%, excluding the impact of discrete items, compared to 24.7% in the comparable prior year period. Our income tax expense for the three months ended March 31, 2020 included an incremental discrete expense of $23 million due to the remeasurement of our deferred tax asset associated with the deductibility of interest expense as a result of the enactment, subsequent to our separation from PEI Group, of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act on March 27, 2020. As a result of our inclusion in PEI Group’s U.S. federal consolidated and certain state and local tax returns prior to our IPO, the completion of PEI Group’s tax returns for the year ended December 31, 2020 may result in changes to deferred taxes we recognized as of February 4, 2020.  Any future changes in these deferred taxes may impact our reported tax expense in a future period.

Note 9 – Segment Information

Our Chief Executive Officer, who has been identified as our Chief Operating Decision Maker ("CODM"), has evaluated how he views and measures our performance. In applying the criteria set forth in the standards for reporting information about segments in financial statements, we have determined that we have four reportable segments - Reynolds Cooking & Baking, Hefty Waste & Storage, Hefty Tableware and Presto Products. The key factors used to identify these reportable segments are the organization and alignment of our internal operations and the nature of our products.  This reflects how our CODM monitors performance, allocates capital and makes strategic and operational decisions.  Our segments are described as follows:

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

Hefty Waste & Storage

Our Hefty Waste & Storage segment produces both branded and store brand trash and food storage bags. Our branded products are sold under the Hefty Ultra Strong, Hefty Strong Trash Bags, Hefty Renew and Hefty Slider Bags brands.

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

Adjusted EBITDA represents each segment's earnings before interest, tax, depreciation and amortization and is further adjusted to exclude unrealized gains and losses on commodity derivatives and IPO and separation-related costs.

Total assets by segment are those assets directly associated with the respective operating activities, comprising inventory, property, plant and equipment and operating lease right-of-use assets. Other assets, such as cash, accounts receivable and intangible assets, are monitored on an entity-wide basis and not included in segment information that is regularly reviewed by our CODM.

Transactions between segments are at negotiated prices.

	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Segment Total	Unallocated(1)	Total
Three Months Ended March 31, 2021	(in millions)
Net revenues	$272	$192	$170	$126	$760	$(3)	$757
Intersegment revenues	—	2	—	—	2	(2)	—
Total segment net revenues	272	194	170	126	762	(5)	757
Adjusted EBITDA	53	44	34	18	149
Depreciation and amortization	5	4	4	5	18	8	26

	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Segment Total	Unallocated(1)	Total
Three Months Ended March 31, 2020	(in millions)
Net revenues	$243	$189	$178	$127	$737	$(7)	$730
Intersegment revenues	—	3	—	—	3	(3)	—
Total segment net revenues	243	192	178	127	740	(10)	730
Adjusted EBITDA	40	55	35	23	153
Depreciation and amortization	6	4	3	4	17	7	24

Segment assets consisted of the following:

	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Segment Total	Unallocated(1)	Total
	(in millions)
As of March 31, 2021	$475	$268	$167	$217	$1,127	$3,512	$4,639
As of December 31, 2020	433	248	157	204	1,042	3,680	4,722

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

The following table presents a reconciliation of segment Adjusted EBITDA to GAAP income before income taxes:

	Three Months Ended March 31,
	2021	2020
	(in millions)
Segment Adjusted EBITDA	$149	$153
Corporate / unallocated expenses	(9)	(18)
	140	135
Adjustments to reconcile to GAAP income before income taxes
Depreciation and amortization	(26)	(24)
Interest expense, net	(12)	(27)
IPO and separation-related costs	(3)	(14)
Unrealized losses on derivatives	—	(4)
Other	—	(1)
Consolidated GAAP income before income taxes	$99	$65

Information in Relation to Products

Net revenues by product line are as follows:

	Three Months Ended March 31,
	2021	2020
	(in millions)
Waste and storage products (1)	$318	$316
Cooking products	272	243
Tableware	170	178
Unallocated	(3)	(7)
Net revenues	$757	$730

(1)	Waste and storage products are comprised of our Hefty Waste & Storage and Presto Products segments.

Our different product lines are generally sold to a common group of customers.  For all product lines, there is a relatively short time period between the receipt of the order and the transfer of control over the goods to the customer.

Note 10 – Related Party Transactions

We historically operated as part of PEI Group. In preparation for our IPO, PEI Group transferred its interest in us to Packaging Finance Limited (“PFL”). PFL owns the majority of our outstanding common stock and owns the majority of the outstanding common stock of PEI Group. Transactions between us and PEI Group are described below.

Ongoing Related Party Transactions

For the three months ended March 31, 2021, revenues from products sold to PEI Group were $25 million, compared to $39 million in the comparable prior year period. For the three months ended March 31, 2021, products purchased from PEI Group were $74 million, compared to $83 million in the comparable prior year period. For the three months ended March 31, 2021, PEI Group charged us freight and warehousing costs of $14 million, compared to $26 million in the comparable prior year period, which were included in cost of sales. The resulting related party receivables and payables are settled regularly with PEI Group in the normal course of business.

Furthermore, $36 million of the dividends paid during the three months ended March 31, 2021, were paid to PFL.

Transactions Related to our Separation from PEI Group

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

On February 4, 2020, we entered into a transition services agreement with a subsidiary of PEI Group, whereby PEI Group will continue to provide certain administrative services to us, including information technology services; accounting, treasury, financial reporting and transaction support; human resources; procurement; tax, legal and compliance related services; and other corporate services for up to 24 months. In addition, we entered into a transition services agreement with Rank Group Limited (an affiliate of PEI Group) whereby, upon our request, Rank Group Limited will provide certain administrative services to us, including financial reporting, consulting and compliance services, insurance procurement and human resources support, legal and corporate secretarial support, and related services for up to 24 months. For the three months ended March 31, 2021, we incurred $2 million related to transition services which were included in selling, general and administrative expenses in our condensed consolidated statements of income compared to $3 million for the three months ended March 31, 2020.

Note 11 – Subsequent Events

Quarterly Cash Dividend

On April 29, 2021, our Board of Directors approved a cash dividend of $0.23 per common share to be paid on May 27, 2021 to shareholders of record on May 13, 2021.

Purchase of Leased Building

On April 28, 2021, we purchased a building that was previously accounted for as a leased asset for $24 million. The termination of the lease did not have a material impact on our consolidated balance sheet.

Except as described above, there have been no events subsequent to March 31, 2021 which would require accrual or disclosure in these condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our management’s discussion and analysis is intended to help the reader understand our results of operations and financial condition and is provided as an addition to, and should be read in connection with, our condensed consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q and our consolidated financial statements and the accompanying notes contained in our Annual Report on Form 10-K for the year ended December 31, 2020. Tabular dollars are presented in millions.

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

Our mix of branded and store brand products is a key competitive advantage that aligns our goal of growing the overall product categories with our customers’ goals and positions us as a trusted strategic partner to our retailers. Our Reynolds and Hefty brands have preeminent positions in their categories and carry strong brand recognition in household aisles.

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

•

Hefty Waste & Storage: Through our Hefty Waste & Storage segment, we produce both branded and store brand trash and food storage bags. Our branded products are sold under the Hefty Ultra Strong, Hefty Strong Trash Bags, Hefty Renew and Hefty Slider Bags brands.

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

Our Separation from PEI Group

On February 4, 2020 we separated from PEI Group and completed our IPO as a stand-alone public entity. In conjunction with our separation from PEI Group, we entered into a transition services agreement with a subsidiary of PEI Group whereby PEI Group will continue to provide certain administrative services to us, including information technology services; accounting, treasury, financial reporting and transaction support; human resources; procurement; tax, legal and compliance related services; and other corporate services for up to 24 months beginning on February 4, 2020. In addition, we entered into a transition services agreement with Rank Group Limited whereby, upon our request, Rank Group Limited will provide certain administrative services to us, including financial reporting, consulting and compliance services, insurance procurement and human resources support, legal and corporate secretarial support, and related services for up to 24 months. At the conclusion of these transitional arrangements, we will have to perform these services with internal resources or contract with third party providers. The previous arrangements we had with PEI Group may be materially different from the arrangements that we have entered into as part of our separation from PEI Group.

On February 4, 2020, in conjunction with our Corporate Reorganization and IPO, we entered into new external debt facilities (“External Debt Facilities”), consisting of a $2,475 million senior secured term loan facility (“Term Loan Facility”) and a $250 million senior secured revolving credit facility (“Revolving Facility”), and repaid portions of the related party borrowings owed to PEI Group that were reflected on our balance sheet prior to that date. PEI Group contributed the remaining balance of related party borrowings owed by us to PEI Group as additional paid-in capital without the issuance of any additional shares prior to the closing of our IPO. In addition, all indebtedness that we had borrowed under PEI Group’s Credit Agreement was reallocated and we were released as a borrower and guarantor from such facilities and released as a guarantor of PEI Group’s outstanding senior notes.

Impact of COVID-19

As previously discussed, in connection with the COVID-19 pandemic, we implemented policies and procedures designed to protect our employees and our customers, including implementing recommendations from the Centers for Disease Control and Prevention. As the pandemic evolves, we remain committed to adapting our policies and procedures to ensure the safety of our employees and compliance with federal, state and local regulations.

While we have experienced increased costs as a result of COVID-19, including in the three months ended March 31, 2021, such increased costs were not material to our results of operations. However, these costs may not be representative of what we may incur moving forward. Further, although we have not to date experienced notable supply chain or customer base disruptions related to COVID-19, those and other negative impacts remain potential risks as the ongoing and future effects of the pandemic are difficult to predict.  See the “Risk Factors” section in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020 for a further discussion of risks related to the COVID-19 pandemic.

We continue to see a fundamental shift to more at-home use of our products driven by the consumer response to the COVID-19 pandemic. The duration and magnitude of the increased demand remains unknown, particularly as vaccine rollouts continue, and its ongoing impact on our operations may not be consistent with our experiences to date. At this time, we are unable to predict with any certainty the nature, timing or magnitude of any changes in future sales and/or earnings attributable to the impact of COVID-19 and efforts to reduce its spread. In addition, since the COVID-19 pandemic has been ongoing for over a year, quarterly results in 2021 will have comparisons against results in 2020 that benefited significantly from the shift to more at-home use of our products and related increases in demand, which may not be sustained in 2021.

We do not currently anticipate that the COVID-19 pandemic will materially impact our liquidity over the next 12 months.

Overview

In the three months ended March 31, 2021, net revenues increased 4% compared to the three months ended March 31, 2020, primarily driven by higher pricing through a combination of fewer trade promotions and price increases in response to increased commodity costs. In addition, the severe winter storms affecting certain parts of the United States in February 2021 negatively impacted volume in the first quarter of 2021, particularly in our Hefty Waste & Storage and Presto Products segments. We estimate that February's storms negatively impacted net revenues by approximately two percentage points and expect there will be some level of continuing impacts from February's storms over the short term.

We have experienced significant cost pressures in the first quarter of 2021 and cost increases are expected to continue. Price increases have been implemented and a second round is underway, with plans for a third round to be implemented in the third quarter of 2021. On an annualized basis, aggregated pricing actions are expected to cover the increases in input costs, but we expect to see some near term margin pressure as the pricing actions get implemented before expanding sequentially in the third and fourth quarters of 2021.

Non-GAAP Measures

In this Quarterly Report on Form 10-Q we use the non-GAAP financial measures “Adjusted EBITDA”, “Adjusted Net Income” and “Adjusted EPS”, which are measures adjusted for the impact of specified items and are not in accordance with GAAP.

We define Adjusted EBITDA as net income calculated in accordance with GAAP, plus the sum of income tax expense, net interest expense, depreciation and amortization and further adjusted to exclude, as applicable, unrealized gains and losses on commodity derivatives and IPO and separation-related costs. We define Adjusted Net Income and Adjusted EPS as Net Income and Earnings Per Share calculated in accordance with GAAP, plus, as applicable, the sum of unrealized gains and losses on commodity derivatives, IPO and separation-related costs and the impact of a tax legislation change under the CARES Act enacted on March 27, 2020.

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

The following table presents a reconciliation of our net income, the most directly comparable GAAP financial measure, to Adjusted EBITDA:

	Three Months Ended March 31,
	2021	2020
	(in millions)
Net income – GAAP	$74	$26
Income tax expense	25	39
Interest expense, net	12	27
Depreciation and amortization	26	24
IPO and separation-related costs (1)	3	14
Unrealized losses on derivatives (2)	—	4
Other	—	1
Adjusted EBITDA (Non-GAAP)	$140	$135

(1)

Reflects costs related to the IPO process, as well as costs related to our separation to operate as a stand-alone public company. These costs are included in Other expense, net in our condensed consolidated statements of income.

(2)	Reflects the mark-to-market movements in our commodity derivatives.

The following table presents a reconciliation of our net income and diluted EPS, the most directly comparable GAAP financial measures, to Adjusted Net Income and Adjusted Diluted EPS:

	Three Months Ended March 31, 2021			Three Months Ended March 31, 2020
(In millions, except for per share data)	Net Income	Diluted Shares	Diluted EPS	Net Income	Diluted Shares	Diluted EPS
As Reported - GAAP	$74	210	$0.35	$26	189	$0.14
Assume full period impact of IPO shares (1)	—	—	—	—	21	—
Total	74	210	0.35	26	210	0.12
Adjustments:
IPO and separation-related costs (2)	2	210	0.01	11	210	0.05
Impact of tax legislation change from the CARES Act	—	—	—	23	210	0.11
Unrealized losses on derivatives (2)	—	—	—	3	210	0.02
Adjusted (Non-GAAP)	$76	210	$0.36	$63	210	$0.30

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

(2)

Amounts are after tax, calculated using a tax rate of 25.0% and 24.7% for the three months ended March 31, 2021 and 2020, respectively, which is our effective tax rate excluding the 2020 one-time discrete expense associated with the legislation change from the CARES Act.

Results of Operations – Three Months Ended March 31, 2021

The following discussion should be read in conjunction with our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Detailed comparisons of revenue and results are presented in the discussions of the operating segments, which follow our consolidated results discussion.

Aggregation of Segment Revenue and Adjusted EBITDA

(In millions)	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Unallocated(2)	Total Reynolds Consumer Products
Net revenues for the three months ended March 31:
2021	$272	$194	$170	$126	$(5)	$757
2020	243	192	178	127	(10)	730
Adjusted EBITDA for the three months ended March 31: ⁽¹⁾
2021	$53	$44	$34	$18	$(9)	$140
2020	40	55	35	23	(18)	135

(1)	Adjusted EBITDA is a non-GAAP measure. See “Non-GAAP Measures” for details, including a reconciliation between net income and Adjusted EBITDA.
(2)

The unallocated net revenues include elimination of intersegment revenues and other revenue adjustments. These transactions arise primarily from sales by Hefty Waste & Storage to Presto Products. The unallocated Adjusted EBITDA represents corporate expenses which are not allocated to our segments.

Three Months Ended March 31, 2021 Compared with the Three Months Ended March 31, 2020

Total Reynolds Consumer Products

	For the Three Months Ended March 31,
(In millions, except for %)	2021	% of Revenue	2020	% of Revenue	Change	% Change
Net revenues	$732	97%	$691	95%	$41	6%
Related party net revenues	25	3%	39	5%	(14)	(36)%
Total net revenues	757	100%	730	100%	27	4%
Cost of sales	(565)	(75)%	(541)	(74)%	(24)	(4)%
Gross profit	192	25%	189	26%	3	2%
Selling, general and administrative expenses	(78)	(10)%	(82)	(11)%	4	5%
Other expense, net	(3)	(0)%	(15)	(2)%	12	80%
Income from operations	111	15%	92	13%	19	21%
Interest expense, net	(12)	(2)%	(27)	(4)%	15	56%
Income before income taxes	99	13%	65	9%	34	52%
Income tax expense	(25)	(3)%	(39)	(5)%	14	36%
Net income	$74	10%	$26	4%	$48	185%
Adjusted EBITDA (1)	$140	18%	$135	18%	$5	4%

(1)	Adjusted EBITDA is a non-GAAP measure. See “Non-GAAP Measures” for details, including a reconciliation between net income and Adjusted EBITDA.

Components of Change in Net Revenues for the Three Months Ended March 31, 2021 vs. the Three Months Ended March 31, 2020

	Price	Volume/Mix	Total
Reynolds Cooking & Baking	6%	6%	12%
Hefty Waste & Storage	4%	(3)%	1%
Hefty Tableware	5%	(9)%	(4)%
Presto Products	3%	(4)%	(1)%
Total RCP	5%	(1)%	4%

Total Net Revenues. Total net revenues increased by $27 million, or 4%, to $757 million. The increase was primarily driven by higher pricing as a result of fewer trade promotions in the current year period and pricing increases in response to increased commodity costs. Higher volume in our Reynolds Cooking & Baking segment as a result of increased at-home usage was more than offset by lower volume in our Hefty Tableware segment as well as the impact of severe winter storms affecting certain parts of the United States during the 2021 period primarily impacting our Hefty Waste & Storage and Presto Products segments.

Cost of Sales. Cost of sales increased by $24 million, or 4%, to $565 million. The increase was driven by increased material costs and increases in manufacturing and logistics costs primarily as a result of supply chain disruption caused by the winter storms.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $4 million, or 5%, to $78 million primarily due to lower discretionary spending, including advertising and other controllable costs, partially offset by higher personnel costs.

Other Expense, Net. Other expense, net decreased by $12 million, or 80%, to $3 million. The decrease was primarily attributable to separation-related costs associated with our IPO incurred in the prior year period.

Interest Expense, Net. Interest expense, net decreased by $15 million, or 56%, to $12 million. The decrease was primarily due to lower interest expense as a result of principal payments under our Term Loan Facility and the change in our debt structure as a result of our IPO in the first quarter of 2020. Prior to the IPO we had related party debt and associated interest expense that was replaced with our External Debt Facilities in conjunction with the IPO.

Income Tax Expense. We recognized income tax expense of $25 million on income before income taxes of $99 million (an effective tax rate of 25.0%) for the three months ended March 31, 2021 compared to income tax expense of $39 million on income before income taxes of $65 million (an effective tax rate of 60.0%) for the three months ended March 31, 2020. The decrease in the effective tax rate was due to the recognition of a $23 million discrete tax expense associated with the remeasurement of our deferred taxes as a result of the legislation change from the CARES Act in the prior year period. Excluding the impact of this, our effective tax rate was 24.7% for the three months ended March 31, 2020.

Adjusted EBITDA. Adjusted EBITDA increased by $5 million, or 4%, to $140 million. The increase in Adjusted EBITDA was primarily due to the increased pricing, as noted above, partially offset by higher material, manufacturing and logistics costs.

Segment Information

Reynolds Cooking & Baking

	For the Three Months Ended March 31,
(In millions, except for %)	2021	2020	Change	% Change
Total segment net revenues	$272	$243	$29	12%
Segment Adjusted EBITDA	53	40	13	33%
Segment Adjusted EBITDA Margin	19%	16%

Total Segment Net Revenues. Reynolds Cooking & Baking total segment net revenues increased by $29 million, or 12%, to $272 million. The increase in net revenues was primarily driven by higher volume as a result of continued heightened demand driven by increased at-home usage and higher pricing, mostly driven by fewer promotional programs in the current year period.

Adjusted EBITDA. Reynolds Cooking & Baking Adjusted EBITDA increased by $13 million, or 33%, to $53 million. The increase in Adjusted EBITDA was primarily driven by the increased revenue, as noted above, partially offset by higher material, manufacturing and logistics costs.

Hefty Waste & Storage

	For the Three Months Ended March 31,
(In millions, except for %)	2021	2020	Change	% Change
Total segment net revenues	$194	$192	$2	1%
Segment Adjusted EBITDA	44	55	(11)	(20)%
Segment Adjusted EBITDA Margin	23%	29%

Total Segment Net Revenues. Hefty Waste & Storage total segment net revenues increased by $2 million, or 1%, to $194 million. The increase in net revenues was primarily driven by higher pricing in response to increased commodity costs and fewer trade promotions, mostly offset by lower volume as a result of severe winter storms impacting certain parts of the United States during the 2021 period.

Adjusted EBITDA. Hefty Waste & Storage Adjusted EBITDA decreased by $11 million, or 20%, to $44 million. The decrease in Adjusted EBITDA was primarily driven by higher material, manufacturing and logistics costs partially offset by lower discretionary spend.

Hefty Tableware

	For the Three Months Ended March 31,
(In millions, except for %)	2021	2020	Change	% Change
Total segment net revenues	$170	$178	$(8)	(4)%
Segment Adjusted EBITDA	34	35	(1)	(3)%
Segment Adjusted EBITDA Margin	20%	20%

Total Segment Net Revenues. Hefty Tableware total segment net revenues decreased by $8 million, or 4%, to $170 million. The decrease in net revenues was primarily driven by lower volume which was partially offset by higher pricing in the current year period as a result of fewer trade promotions.

Adjusted EBITDA. Hefty Tableware Adjusted EBITDA decreased by $1 million, or 3%, to $34 million. The decrease in Adjusted EBITDA was primarily driven by higher material and manufacturing costs, partially offset by higher pricing, as noted above.

Presto Products

	For the Three Months Ended March 31,
(In millions, except for %)	2021	2020	Change	% Change
Total segment net revenues	$126	$127	$(1)	(1)%
Segment Adjusted EBITDA	18	23	(5)	(22)%
Segment Adjusted EBITDA Margin	14%	18%

Total Segment Net Revenues. Presto Products total segment net revenues decreased by $1 million, or 1%, to $126 million. The decrease in net revenues was primarily driven by lower volume as a result of severe winter storms impacting certain parts of the United States during the 2021 period mostly offset by increased pricing in response to increased commodity costs.

Adjusted EBITDA. Presto Products Adjusted EBITDA decreased by $5 million, or 22%, to $18 million. The decrease in Adjusted EBITDA was primarily driven by increased material and manufacturing costs.

Historical Cash Flows

The following table discloses our cash flows for the periods presented:

	For the Three Months Ended March 31,
(In millions)	2021	2020
Net cash provided by (used in) operating activities	$9	$(255)
Net cash used in investing activities	(23)	(23)
Net cash (used in) provided by financing activities	(154)	376
(Decrease) increase in cash and cash equivalents	$(168)	$98

Cash provided by (used in) operating activities

Net cash from operating activities changed by $264 million, from an outflow of $255 million for the three months ended March 31, 2020 to an inflow of $9 million for the three months ended March 31, 2021. The change was primarily driven by a $312 million increase in accounts receivable, $240 million of which was related to accounts receivables previously sold through PEI Group’s securitization facility prior to our separation from PEI Group, and an increase in net income, partially offset by higher inventory during the current period due to inventory replenishment, the impact of higher commodity prices and a decrease in accrued and other current liabilities.

Cash used in investing activities

Net cash used in investing activities was flat at $23 million and consisted of the acquisition of property, plant and equipment in both periods.

Cash (used in) provided by financing activities

Net cash from financing activities changed by $530 million, from an inflow of $376 million for the three months ended March 31, 2020 to an outflow of $154 million in the three months ended March 31, 2021. The change was primarily attributable to the principal repayments of the Term Loan Facility and dividends paid during the 2021 period compared to the IPO related activities during the prior period, which included proceeds received from the IPO and the drawdown of the Term Loan Facility, partially offset by repayments of related party balances.

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

As of March 31, 2021, the outstanding balance under the Term Loan Facility was $2,150 million. As of March 31, 2021, we had no outstanding borrowings under the Revolving Facility, and we had $7 million of letters of credit outstanding, which reduces the borrowing capacity under the Revolving Facility.

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

The Borrower may voluntarily repay outstanding loans under the Term Loan Facility at any time without premium or penalty, other than customary breakage costs with respect to LIBO rate loans. During the quarter ended March 31, 2021, we made a voluntary principal payment of $100 million related to the Term Loan Facility.

Amortization and maturity

The Term Loan Facility matures in February 2027. The Term Loan Facility amortizes in equal quarterly installments of $6 million, which commenced in June 2020, with the balance payable on maturity. The Revolving Facility matures in February 2025.

Guarantee and security

All obligations under the External Debt Facilities and certain hedge agreements and cash management arrangements provided by any lender party to the External Debt Facilities or any of its affiliates and certain other persons are unconditionally guaranteed by the Reynolds Consumer Products Inc. (“RCPI”), the Borrower (with respect to hedge agreements and cash management arrangements not entered into by the Borrower) and certain of RCPI’s existing and subsequently acquired or organized direct or indirect material wholly-owned U.S. restricted subsidiaries, with customary exceptions including, among other things, where providing such guarantees is not permitted by law, regulation or contract or would result in material adverse tax consequences.

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

During the quarter ended March 31, 2021, our Board of Directors declared and paid a quarterly cash dividend of $0.23 per share. On April 29, 2021, our Board of Directors declared a quarterly cash dividend of $0.23 per share, to be paid on May 27, 2021. We expect to continue paying cash dividends on a quarterly basis; however, future dividends are at the discretion of our Board of Directors and will depend upon our earnings, capital requirements, financial condition, contractual limitations (including under the Term Loan Facility) and other factors.

We believe that our projected cash position, cash flows from operations and borrowings under the External Debt Facilities are sufficient to meet the needs of our business for at least the next 12 months.

Critical Accounting Policies and Estimates

Accounting policies and estimates are considered critical when they require management to make subjective and complex judgments, estimates and assumptions about matters that have a material impact on the presentation of our financial statements and accompanying notes. For a description of our critical accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

See “Item 7A: Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. During the three months ended March 31, 2021, there have been no material changes in our exposure to market risk.

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

In connection with the preparation of this report, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2021, our disclosure controls and procedures were effective.

b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The information required to be set forth under this heading is incorporated by reference from Note 6 - Commitments and Contingencies, to the condensed consolidated financial statements included in Part I, Item 1.

Item 1A. Risk Factors.

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.

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
Chris Mayrhofer
Senior Vice President and Controller (Principal Accounting Officer)
May 5, 2021