Form 10-Q
period 2021-06-30
Reynolds Consumer Products Inc.
filed 2021-08-03
CIK 1786431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 30, 2021, the registrant had 209,758,789 shares of common stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Reynolds Consumer Products Inc.

Condensed Consolidated Statements of Income

(in millions, except for per share data)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net revenues	$847	$798	$1,579	$1,489
Related party net revenues	26	24	50	63
Total net revenues	873	822	1,629	1,552
Cost of sales	(665)	(570)	(1,229)	(1,111)
Gross profit	208	252	400	441
Selling, general and administrative expenses	(89)	(81)	(167)	(163)
Other expense, net	(2)	(6)	(5)	(21)
Income from operations	117	165	228	257
Interest expense, net	(12)	(17)	(24)	(44)
Income before income taxes	105	148	204	213
Income tax expense	(25)	(36)	(50)	(75)
Net income	$80	$112	$154	$138

Earnings per share:
Basic	$0.38	$0.53	$0.73	$0.69
Diluted	$0.38	$0.53	$0.73	$0.69

Weighted average shares outstanding:
Basic	209.8	209.7	209.7	199.2
Effect of dilutive securities	0.1	0.1	0.1	—
Diluted	209.9	209.8	209.8	199.2

See accompanying notes to the condensed consolidated financial statements.

Reynolds Consumer Products Inc.

Condensed Consolidated Statements of Comprehensive Income

(in millions)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income	$80	$112	$154	$138
Other comprehensive (loss) income, net of income taxes:
Currency translation adjustment	—	1	—	(1)
Interest rate derivatives	(1)	—	2	—
Other comprehensive (loss) income, net of income taxes	(1)	1	2	(1)
Comprehensive income	$79	$113	$156	$137

See accompanying notes to the condensed consolidated financial statements.

Reynolds Consumer Products Inc.

Condensed Consolidated Balance Sheets

(in millions, except for per share data)

	(Unaudited) As of June 30, 2021	As of December 31, 2020
Assets
Cash and cash equivalents	$49	$312
Accounts receivable (net of allowance for doubtful accounts of $1 and $1)	333	292
Other receivables	5	9
Related party receivables	9	8
Inventories	582	419
Other current assets	26	13
Total current assets	1,004	1,053
Property, plant and equipment (net of accumulated depreciation of $725 and $692)	647	612
Operating lease right-of-use assets, net	57	61
Goodwill	1,879	1,879
Intangible assets, net	1,077	1,092
Other assets	33	25
Total assets	$4,697	$4,722
Liabilities
Accounts payable	$240	$185
Related party payables	35	41
Current portion of long-term debt	25	25
Income taxes payable	—	6
Accrued and other current liabilities	155	175
Total current liabilities	455	432
Long-term debt	2,097	2,208
Long-term operating lease liabilities	48	51
Deferred income taxes	324	326
Long-term postretirement benefit obligation	54	53
Other liabilities	43	37
Total liabilities	$3,021	$3,107
Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock, $0.001 par value; 2,000 shares authorized; 210 shares issued and outstanding	—	—
Additional paid-in capital	1,382	1,381
Accumulated other comprehensive income	3	1
Retained earnings	291	233
Total stockholders' equity	1,676	1,615
Total liabilities and stockholders' equity	$4,697	$4,722

See accompanying notes to the condensed consolidated financial statements.

Reynolds Consumer Products Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in millions, except for per share data)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Net Parent (Deficit)	Accumulated Other Comprehensive Income	Total Equity (Deficit)
Balance as of December 31, 2019	$—	$—	$—	$(823)	$5	$(818)
Net income	—	—	20	6	—	26
Other comprehensive loss, net of income taxes	—	—	—	—	(2)	(2)
Net transfers from Parent	—	—	—	855	—	855
Reclassification of net parent (deficit) in RCP	—	38	—	(38)	—	—
Issuance of common stock, net of costs	—	1,339	—	—	—	1,339
Dividends ($0.15 per share declared)	—	—	(31)	—	—	(31)
Other	—	1	—	—	—	1
Balance as of March 31, 2020	$—	$1,378	$(11)	$—	$3	$1,370
Net income	—	—	112	—	—	112
Other comprehensive income, net of income taxes	—	—	—	—	1	1
Other	—	1	—	—	—	1
Balance as of June 30, 2020	$—	$1,379	$101	$—	$4	$1,484

Balance as of December 31, 2020	$—	$1,381	$233	$—	$1	$1,615
Net income	—	—	74	—	—	74
Other comprehensive income, net of income taxes	—	—	—	—	3	3
Dividends ($0.23 per share declared and paid)	—	—	(48)	—	—	(48)
Other	—	(1)	—	—	—	(1)
Balance as of March 31, 2021	$—	$1,380	$259	$—	$4	$1,643
Net income	—	—	80	—	—	80
Other comprehensive loss, net of income taxes	—	—	—	—	(1)	(1)
Dividends ($0.23 per share declared and paid)	—	—	(48)	—	—	(48)
Other	—	2	—	—	—	2
Balance as of June 30, 2021	$—	$1,382	$291	$—	$3	$1,676

See accompanying notes to the condensed consolidated financial statements.

Reynolds Consumer Products Inc.

Condensed Consolidated Statements of Cash Flows

(in millions)

(Unaudited)

	Six Months Ended
	June 30,
	2021	2020
Cash provided by operating activities
Net income	$154	$138
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	53	48
Deferred income taxes	(4)	41
Unrealized losses on derivatives	—	1
Stock compensation expense	3	3
Change in assets and liabilities:
Accounts receivable, net	(40)	(268)
Other receivables	3	(3)
Related party receivables	—	4
Inventories	(163)	33
Accounts payable	54	8
Related party payables	(6)	(20)
Related party accrued interest payable	—	(18)
Income taxes payable / receivable	(14)	31
Accrued and other current liabilities	(22)	10
Other assets and liabilities	—	(5)
Net cash provided by operating activities	18	3
Cash used in investing activities
Acquisition of property, plant and equipment	(73)	(52)
Net cash used in investing activities	(73)	(52)
Cash (used in) provided by financing activities
Repayment of long-term debt	(112)	(6)
Dividends paid	(96)	(31)
Proceeds from long-term debt, net of discounts	—	2,472
Repayments of PEI Group Credit Agreement	—	(8)
Advances from related parties	—	240
Repayments to related parties	—	(3,627)
Deferred debt transaction costs	—	(28)
Proceeds from IPO settlement facility	—	1,168
Repayment of IPO settlement facility	—	(1,168)
Issuance of common stock	—	1,410
Equity issuance costs	—	(69)
Net transfers to Parent	—	(14)
Net cash (used in) provided by financing activities	(208)	339
Effect of exchange rate on cash and cash equivalents	—	—
Net (decrease) increase in cash and cash equivalents	(263)	290
Cash and cash equivalents at beginning of period	312	102
Cash and cash equivalents at end of period	$49	$392

Cash Paid:
Income Taxes	67	5

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

Note 3 – Inventories

Inventories consisted of the following:

	June 30, 2021	December 31, 2020
	(in millions)
Raw materials	$193	$138
Work in progress	65	54
Finished goods	289	194
Spare parts	35	33
Inventories	$582	$419

Note 4 – Debt

Long-term debt consisted of the following:

	June 30, 2021	December 31, 2020
	(in millions)
Term loan facility	$2,144	$2,257
Deferred financing transaction costs	(20)	(21)
Original issue discounts	(2)	(3)
	2,122	2,233
Less: current portion	(25)	(25)
Long-term debt	$2,097	$2,208

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

Term Loan Facility

The Term Loan Facility matures in February 2027. The Term Loan Facility amortizes in equal quarterly installments of $6 million, which commenced in June 2020, with the balance payable on maturity. During the six months ended June 30, 2021, we made a voluntary principal payment of $100 million related to our Term Loan Facility.

Revolving Facility

The Revolving Facility matures in February 2025 and includes a sub-facility for letters of credit. As of June 30, 2021, we had no outstanding borrowings under the Revolving Facility, and we had $8 million of letters of credit outstanding, which reduces the borrowing capacity under the Revolving Facility.

Fair Value of Our Long-Term Debt

The fair value of our long-term debt as of June 30, 2021, which is a Level 2 fair value measurement, approximates the carrying value due to the variable market interest rate and the stability of our credit profile.

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

In addition, in conjunction with our Corporate Reorganization and IPO, we established an equity incentive plan for purposes of granting stock-based compensation awards to certain of our senior management, our non-executive directors and to certain employees, to incentivize their performance and align their interests with ours. We have granted RSUs to certain employees and non-employee directors that have a service-based vesting condition. In addition, we granted performance stock units (“PSUs”) to certain members of management that have a performance-based vesting condition. We account for forfeitures of outstanding but unvested grants in the period they occur. A maximum of 10.5 million shares of common stock were initially available for issuance under equity incentive awards granted pursuant to the plan. In the three and six months ended June 30, 2021, zero and 0.2 million RSUs and zero and 0.2 million PSUs were granted, respectively.

As of June 30, 2021, there were stock-based compensation awards representing approximately 0.7 million shares outstanding compared to 0.4 million shares outstanding as of December 31, 2020. Stock-based compensation expense was $2 million and $3 million for the three and six months ended June 30, 2021, respectively, and $2 million and $3 million in the comparable prior year periods.

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

As of June 30, 2021, there were no legal proceedings pending other than those for which we have determined that the possibility of a material outflow is remote.

Note 7 – Accumulated Other Comprehensive Income

The following table summarizes the changes in our balances of each component of accumulated other comprehensive income.

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)		(in millions)
Currency translation adjustments:
Balance as of beginning of period	$(6)	$(8)	$(6)	$(6)
Currency translation adjustments	—	1	—	(1)
Other comprehensive income (loss)	—	1	—	(1)
Balance as of end of period	$(6)	$(7)	$(6)	$(7)
Employee benefit plans:
Balance as of beginning of period	$8	$11	$8	$11
Other comprehensive income	—	—	—	—
Balance as of end of period	$8	$11	$8	$11
Interest rate derivatives:
Balance as of beginning of period	$2	$—	$(1)	$—
(Loss) income arising during period	(1)	—	2	—
Other comprehensive (loss) income	(1)	—	2	—
Balance as of end of period	$1	$—	$1	$—
Accumulated other comprehensive income
Balance as of beginning of period	$4	$3	$1	$5
Other comprehensive (loss) income	(1)	1	2	(1)
Balance as of end of period	$3	$4	$3	$4

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

Our income tax expense for the three and six months ended June 30, 2021 and 2020 incorporated an expected annualized effective tax rate of approximately 24.5%, excluding the impact of discrete items. Our income tax expense for the six months ended June 30, 2020 included an incremental discrete expense of $23 million due to the remeasurement of our deferred tax asset associated with the deductibility of interest expense as a result of the enactment, subsequent to our separation from PEI Group, of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act on March 27, 2020. As a result of our inclusion in PEI Group’s U.S. federal consolidated and certain state and local tax returns prior to our IPO, the completion of PEI Group’s tax returns for the year ended December 31, 2020 may result in changes to deferred taxes we recognized as of February 4, 2020.  Any future changes in these deferred taxes may impact our reported tax expense in a future period.

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

Transactions between segments are at negotiated prices.

	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Segment Total	Unallocated(1)	Total
Three Months Ended June 30, 2021	(in millions)
Net revenues	$303	$218	$217	$141	$879	$(6)	$873
Intersegment revenues	—	2	—	1	3	(3)	—
Total segment net revenues	303	220	217	142	882	(9)	873
Adjusted EBITDA	59	45	45	21	170
Depreciation and amortization	5	5	4	5	19	8	27

	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Segment Total	Unallocated(1)	Total
Three Months Ended June 30, 2020	(in millions)
Net revenues	$295	$201	$186	$137	$819	$3	$822
Intersegment revenues	—	2	—	1	3	(3)	—
Total segment net revenues	295	203	186	138	822	—	822
Adjusted EBITDA	66	63	43	28	200
Depreciation and amortization	4	3	4	5	16	8	24

	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Segment Total	Unallocated(1)	Total
Six Months Ended June 30, 2021	(in millions)
Net revenues	$574	$410	$386	$267	$1,637	$(8)	$1,629
Intersegment revenues	—	4	—	1	5	(5)	—
Total segment net revenues	574	414	386	268	1,642	(13)	1,629
Adjusted EBITDA	111	90	79	38	318
Depreciation and amortization	10	9	8	10	37	16	53

	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Segment Total	Unallocated(1)	Total
Six Months Ended June 30, 2020	(in millions)
Net revenues	$538	$390	$364	$264	$1,556	$(4)	$1,552
Intersegment revenues	—	5	—	1	6	(6)	—
Total segment net revenues	538	395	364	265	1,562	(10)	1,552
Adjusted EBITDA	106	118	78	51	353
Depreciation and amortization	10	7	7	9	33	15	48

Segment assets consisted of the following:

	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Segment Total	Unallocated(1)	Total
	(in millions)
As of June 30, 2021	$539	$286	$164	$245	$1,234	$3,463	$4,697
As of December 31, 2020	433	248	157	204	1,042	3,680	4,722

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

The following table presents a reconciliation of segment Adjusted EBITDA to GAAP income before income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)		(in millions)
Segment Adjusted EBITDA	$170	$200	$318	$353
Corporate / unallocated expenses	(22)	(7)	(30)	(25)
	148	193	288	328
Adjustments to reconcile to GAAP income before income taxes
Depreciation and amortization	(27)	(24)	(53)	(48)
Interest expense, net	(12)	(17)	(24)	(44)
IPO and separation-related costs	(4)	(7)	(7)	(21)
Unrealized gains (losses) on derivatives	—	3	—	(1)
Other	—	—	—	(1)
Consolidated GAAP income before income taxes	$105	$148	$204	$213

Information in Relation to Products

Net revenues by product line are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)		(in millions)
Waste and storage products (1)	$359	$338	$677	$654
Cooking products	303	295	574	538
Tableware	217	186	386	364
Unallocated	(6)	3	(8)	(4)
Net revenues	$873	$822	$1,629	$1,552

(1)	Waste and storage products are comprised of our Hefty Waste & Storage and Presto Products segments.

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

Ongoing Related Party Transactions

For the three and six months ended June 30, 2021, revenues from products sold to PEI Group were $26 million and $50 million, respectively, compared to $24 million and $63 million in the comparable prior year periods. For the three and six months ended June 30, 2021, products purchased from PEI Group were $88 million and $162 million, respectively, compared to $78 million and $161 million in the comparable prior year periods. For the three and six months ended June 30, 2021, PEI Group charged us freight and warehousing costs of $15 million and $29 million, respectively, compared to $20 million and $46 million in the comparable prior year periods, which were included in cost of sales. The resulting related party receivables and payables are settled regularly with PEI Group in the normal course of business.

Furthermore, $36 million and $71 million of the dividends paid during the three and six months ended June 30, 2021, respectively, were paid to PFL, compared to $23 million and $23 million in the comparable prior year periods.

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

On February 4, 2020, we entered into a transition services agreement with a subsidiary of PEI Group, whereby PEI Group will continue to provide certain administrative services to us, including information technology services; accounting, treasury, financial reporting and transaction support; human resources; procurement; tax, legal and compliance related services; and other corporate services for up to 24 months. In addition, we entered into a transition services agreement with Rank Group Limited (an affiliate of PEI Group) whereby, upon our request, Rank Group Limited will provide certain administrative services to us, including financial reporting, consulting and compliance services, insurance procurement and human resources support, legal and corporate secretarial support, and related services for up to 24 months. For the three and six months ended June 30, 2021, we incurred $2 million and $4 million, respectively, related to transition services which were included in selling, general and administrative expenses in our condensed consolidated statements of income compared to $2 million and $5 million in the comparable prior year periods.

Note 11 – Subsequent Events

Quarterly Cash Dividend

On July 29, 2021, our Board of Directors approved a cash dividend of $0.23 per common share to be paid on August 31, 2021 to shareholders of record on August 17, 2021.

Except as described above, there have been no events subsequent to June 30, 2021 which would require accrual or disclosure in these condensed consolidated financial statements.

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

We have continued to see at-home use of our products remain strong driven by the consumer response to the COVID-19 pandemic. The duration and magnitude of the increased demand remains unknown, particularly as vaccine rollouts continue, and its ongoing impact on our operations may not be consistent with our experiences to date. At this time, we are unable to predict with any certainty the nature, timing or magnitude of any changes in future sales and/or earnings attributable to the impact of COVID-19 and efforts to reduce its spread. In addition, since the COVID-19 pandemic has been ongoing for over a year, quarterly results in 2021 have comparisons against results in 2020 that benefited significantly from the shift to more at-home use of our products and related increases in demand, which may not be sustained in 2021.

We do not currently anticipate that the COVID-19 pandemic will materially impact our liquidity over the next 12 months.

Overview

Total net revenues increased 6% and 5% in the three and six months ended June 30, 2021, respectively, compared to the same periods in 2020. For the three month period, the revenue increase was primarily due to pricing actions taken in response to increased material costs, as well as increased volume, primarily in our Hefty Tableware segment as everyday usage occasions remained strong and social gatherings increased. However, shipment delays in certain products from import and other third-party suppliers negatively impacted volume in the three months ended June 30, 2021 by approximately two percentage points. For the six month period, the revenue increase was primarily due to pricing actions taken in response to increased material costs and lower levels of trade promotion.

We have experienced significant increases in material costs in the first six months of 2021, and cost increases are expected to continue in the near term before easing in the fourth quarter of 2021. We have implemented two price increases and announced a third price increase, which is expected to be effective in the third quarter of 2021. Our current year earnings decline is primarily attributable to the timing of material cost recovery, which we expect to improve into the fourth quarter, reflecting the benefit of additional pricing initiatives and expected easing of commodity rates.

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

The following table presents a reconciliation of our net income, the most directly comparable GAAP financial measure, to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
	(in millions)		(in millions)
Net income – GAAP	$80	$112	$154	$138
Income tax expense	25	36	50	75
Interest expense, net	12	17	24	44
Depreciation and amortization	27	24	53	48
IPO and separation-related costs (1)	4	7	7	21
Unrealized (gains) losses on derivatives (2)	—	(3)	—	1
Other	—	—	—	1
Adjusted EBITDA (Non-GAAP)	$148	$193	$288	$328

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

The following table presents a reconciliation of our net income and diluted EPS, the most directly comparable GAAP financial measures, to Adjusted Net Income and Adjusted Diluted EPS:

	Three Months Ended June 30, 2021			Three Months Ended June 30, 2020
(In millions, except for per share data)	Net Income	Diluted Shares	Diluted EPS	Net Income	Diluted Shares	Diluted EPS
As Reported - GAAP	$80	210	$0.38	$112	210	$0.53
Adjustments:
IPO and separation-related costs (1)	3	210	0.01	5	210	0.03
Unrealized gains on derivatives (1)	—	—	—	(2)	210	(0.01)
Adjusted (Non-GAAP)	$83	210	$0.39	$115	210	$0.55

(1)	Amounts are after tax, calculated using a tax rate of 24.5% for the three months ended June 30, 2021 and 2020, which is our effective tax rate for the periods presented excluding discrete tax items.

	Six Months Ended June 30, 2021			Six Months Ended June 30, 2020
(In millions, except for per share data)	Net Income	Diluted Shares	Diluted EPS	Net Income	Diluted Shares	Diluted EPS
As Reported - GAAP	$154	210	$0.73	$138	199	$0.69
Assume full period impact of IPO shares (1)	—	—	—	—	11	—
Total	154	210	0.73	138	210	0.66
Adjustments:
IPO and separation-related costs (2)	5	210	0.02	16	210	0.08
Impact of tax legislation change from the CARES Act	—	—	—	23	210	0.11
Unrealized losses on derivatives (2)	—	—	—	1	210	—
Adjusted (Non-GAAP)	$159	210	$0.75	$178	210	$0.85

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

(2)

Amounts are after tax, calculated using a tax rate of 24.5% for the six months ended June 30, 2021 and 2020, which is our effective tax rate for the periods presented excluding the 2020 one-time discrete expense associated with the legislation change from the CARES Act and other discrete tax items.

Results of Operations – Three Months Ended June 30, 2021

The following discussion should be read in conjunction with our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Detailed comparisons of revenue and results are presented in the discussions of the operating segments, which follow our consolidated results discussion.

Aggregation of Segment Revenue and Adjusted EBITDA

(In millions)	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Unallocated(1)	Total Reynolds Consumer Products
Net revenues for the three months ended June 30:
2021	$303	$220	$217	$142	$(9)	$873
2020	295	203	186	138	—	822
Adjusted EBITDA for the three months ended June 30:
2021	$59	$45	$45	$21	$(22)	$148
2020	66	63	43	28	(7)	193

(1)

The unallocated net revenues include elimination of intersegment revenues and other revenue adjustments. The unallocated Adjusted EBITDA represents the combination of corporate expenses which are not allocated to our segments and other unallocated revenue adjustments.

Three Months Ended June 30, 2021 Compared with the Three Months Ended June 30, 2020

Total Reynolds Consumer Products

	For the Three Months Ended June 30,
(In millions, except for %)	2021	% of Revenue	2020	% of Revenue	Change	% Change
Net revenues	$847	97%	$798	97%	$49	6%
Related party net revenues	26	3%	24	3%	2	8%
Total net revenues	873	100%	822	100%	51	6%
Cost of sales	(665)	(76)%	(570)	(69)%	(95)	(17)%
Gross profit	208	24%	252	31%	(44)	(17)%
Selling, general and administrative expenses	(89)	(10)%	(81)	(10)%	(8)	(10)%
Other expense, net	(2)	-	(6)	(1)%	4	67%
Income from operations	117	13%	165	20%	(48)	(29)%
Interest expense, net	(12)	(1)%	(17)	(2)%	5	29%
Income before income taxes	105	12%	148	18%	(43)	(29)%
Income tax expense	(25)	(3)%	(36)	(4)%	11	31%
Net income	$80	9%	$112	14%	$(32)	(29)%
Adjusted EBITDA (1)	$148	17%	$193	23%	$(45)	(23)%

(1)	Adjusted EBITDA is a non-GAAP measure. See “Non-GAAP Measures” for details, including a reconciliation between net income and Adjusted EBITDA.

Components of Change in Net Revenues for the Three Months Ended June 30, 2021 vs. the Three Months Ended June 30, 2020

	Price	Volume/Mix	Total
Reynolds Cooking & Baking	5%	(2)%	3%
Hefty Waste & Storage	5%	3%	8%
Hefty Tableware	3%	14%	17%
Presto Products	7%	(4)%	3%
Total RCP	4%	2%	6%

Total Net Revenues. Total net revenues increased by $51 million, or 6%, to $873 million. The increase was primarily driven by pricing actions of $36 million taken in response to increased material costs and the impact of higher volume of $15 million. The increased volume was driven primarily by our Hefty Tableware segment as everyday usage occasions remained strong and social gatherings increased, partially offset by shipment delays in certain products from import and other third-party suppliers which impacted all segments.

Cost of Sales. Cost of sales increased by $95 million, or 17%, to $665 million. The increase was driven by increased material costs and the impact of higher volume.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $8 million, or 10%, to $89 million, primarily due to increased personnel and other administrative costs.

Other Expense, Net. Other expense, net decreased by $4 million, or 67%, to $2 million. The decrease was primarily attributable to separation-related costs associated with our IPO in the prior year period.

Interest Expense, Net. Interest expense, net decreased by $5 million, or 29%, to $12 million. The decrease was primarily due to the impact of lower interest rates and a lower principal balance on our debt.

Income Tax Expense. We recognized income tax expense of $25 million on income before income taxes of $105 million (an effective tax rate of 24.0%) for the three months ended June 30, 2021 compared to income tax expense of $36 million on income before income taxes of $148 million (an effective tax rate of 24.5%) for the three months ended June 30, 2020. The decrease in the effective tax rate was primarily due to a tax benefit from the release of uncertain tax positions.

Adjusted EBITDA. Adjusted EBITDA decreased by $45 million, or 23%, to $148 million. The decrease in Adjusted EBITDA was primarily due to material cost increases outpacing the timing of our pricing recovery.

Segment Information

Reynolds Cooking & Baking

	For the Three Months Ended June 30,
(In millions, except for %)	2021	2020	Change	% Change
Total segment net revenues	$303	$295	$8	3%
Segment Adjusted EBITDA	59	66	(7)	(11)%
Segment Adjusted EBITDA Margin	19%	22%

Total Segment Net Revenues. Reynolds Cooking & Baking total segment net revenues increased by $8 million, or 3%, to $303 million. The increase in net revenues was primarily driven by price increases taken in response to increased material costs, partially offset by lower volume due to lapping of elevated demand in the prior year period.

Adjusted EBITDA. Reynolds Cooking & Baking Adjusted EBITDA decreased by $7 million, or 11%, to $59 million. The decrease in Adjusted EBITDA was primarily driven by the impact of lower volume. Pricing actions fully offset increases in material and other costs.

Hefty Waste & Storage

	For the Three Months Ended June 30,
(In millions, except for %)	2021	2020	Change	% Change
Total segment net revenues	$220	$203	$17	8%
Segment Adjusted EBITDA	45	63	(18)	(29)%
Segment Adjusted EBITDA Margin	20%	31%

Total Segment Net Revenues. Hefty Waste & Storage total segment net revenues increased by $17 million, or 8%, to $220 million. The increase in net revenues was primarily driven by price increases taken in response to increased material costs as well as higher volume as household demand remained strong.

Adjusted EBITDA. Hefty Waste & Storage Adjusted EBITDA decreased by $18 million, or 29%, to $45 million. The decrease in Adjusted EBITDA was primarily driven by material cost increases outpacing price increases.

Hefty Tableware

	For the Three Months Ended June 30,
(In millions, except for %)	2021	2020	Change	% Change
Total segment net revenues	$217	$186	$31	17%
Segment Adjusted EBITDA	45	43	2	5%
Segment Adjusted EBITDA Margin	21%	23%

Total Segment Net Revenues. Hefty Tableware total segment net revenues increased by $31 million, or 17%, to $217 million. The increase in net revenues was primarily due to higher volume, driven by an increase in social gatherings and everyday usage occasions remaining strong, as well as pricing actions taken in response to increased material costs.

Adjusted EBITDA. Hefty Tableware Adjusted EBITDA increased by $2 million, or 5%, to $45 million. The increase in Adjusted EBITDA was primarily driven by higher volume, partially offset by price increases lagging material cost increases.

Presto Products

	For the Three Months Ended June 30,
(In millions, except for %)	2021	2020	Change	% Change
Total segment net revenues	$142	$138	$4	3%
Segment Adjusted EBITDA	21	28	(7)	(25)%
Segment Adjusted EBITDA Margin	15%	20%

Total Segment Net Revenues. Presto Products total segment net revenues increased by $4 million, or 3%, to $142 million. The increase in net revenues was primarily driven by the impact of pricing actions taken in response to increased material costs, partially offset by lower volume in the 2021 period primarily due to pantry loading at the onset of COVID-19 in 2020.

Adjusted EBITDA. Presto Products Adjusted EBITDA decreased by $7 million, or 25%, to $21 million. The decrease in Adjusted EBITDA was primarily driven by price increases lagging material cost increases.

Results of Operations – Six Months Ended June 30, 2021

The following discussion should be read in conjunction with our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Detailed comparisons of revenue and results are presented in the discussions of the operating segments, which follow our consolidated results discussion.

Aggregation of Segment Revenue and Adjusted EBITDA

(In millions)	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Unallocated(1)	Total Reynolds Consumer Products
Net revenues for the six months ended June 30:
2021	$574	$414	$386	$268	$(13)	$1,629
2020	538	395	364	265	(10)	1,552
Adjusted EBITDA for the six months ended June 30:
2021	$111	$90	$79	$38	$(30)	$288
2020	106	118	78	51	(25)	328

(1)

The unallocated net revenues include elimination of intersegment revenues and other revenue adjustments. The unallocated Adjusted EBITDA represents the combination of corporate expenses which are not allocated to our segments and other unallocated revenue adjustments.

Six Months Ended June 30, 2021 Compared with the Six Months Ended June 30, 2020

Total Reynolds Consumer Products

	For the Six Months Ended June 30,
(In millions, except for %)	2021	% of Revenue	2020	% of Revenue	Change	% Change
Net revenues	$1,579	97%	$1,489	96%	$90	6%
Related party net revenues	50	3%	63	4%	(13)	(21)%
Total net revenues	1,629	100%	1,552	100%	77	5%
Cost of sales	(1,229)	(75)%	(1,111)	(72)%	(118)	(11)%
Gross profit	400	25%	441	28%	(41)	(9)%
Selling, general and administrative expenses	(167)	(10)%	(163)	(11)%	(4)	(2)%
Other expense, net	(5)	-	(21)	(1)%	16	76%
Income from operations	228	14%	257	17%	(29)	(11)%
Interest expense, net	(24)	(1)%	(44)	(3)%	20	45%
Income before income taxes	204	13%	213	14%	(9)	(4)%
Income tax expense	(50)	(3)%	(75)	(5)%	25	33%
Net income	$154	9%	$138	9%	$16	12%
Adjusted EBITDA (1)	$288	18%	$328	21%	$(40)	(12)%

(1)	Adjusted EBITDA is a non-GAAP measure. See “Non-GAAP Measures” for details, including a reconciliation between net income and Adjusted EBITDA.

Components of Change in Net Revenues for the Six Months Ended June 30, 2021 vs. the Six Months Ended June 30, 2020

	Price	Volume/Mix	Total
Reynolds Cooking & Baking	5%	2%	7%
Hefty Waste & Storage	5%	-	5%
Hefty Tableware	3%	3%	6%
Presto Products	5%	(4)%	1%
Total RCP	5%	-	5%

Total Net Revenues. Total net revenues increased by $77 million or 5%, to $1,629 million. The increase was primarily driven by pricing actions taken in response to increased material costs as well as lower levels of trade promotion. Volume in the six month period was relatively flat as continued every-day usage of our products remained strong and the increase in social gatherings were offset by the lapping of pantry loading at the onset of COVID-19 in 2020.

Cost of Sales. Cost of sales increased by $118 million or 11%, to $1,229 million. The increase was driven by increased material and manufacturing costs of $104 million and increased logistics costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $4 million or 2%, to $167 million primarily due to increased personnel and other administrative costs.

Other Expense, Net. Other expense, net decreased by $16 million or 76%, to $5 million. The decrease was primarily attributable to lower IPO and separation-related costs compared to the same prior year period.

Interest Expense, Net. Interest expense, net decreased by $20 million or 45%, to $24 million. The decrease was primarily due to lower interest rates and a lower principal balance on our debt.

Income Tax Expense. We recognized income tax expense of $50 million on income before income taxes of $204 million (an effective tax rate of 24.5%) for the six months ended June 30, 2021 compared to income tax expense of $75 million on income before income taxes of $213 million (an effective tax rate of 35.2%) for the six months ended June 30, 2020. The decrease in the effective tax rate was due to the recognition of a $23 million discrete tax expense associated with the remeasurement of our deferred taxes as a result of the legislation change from the CARES Act in the prior year period. Excluding the impact of this, our effective tax rate was 24.5% for the six months ended June 30, 2020.

Adjusted EBITDA. Adjusted EBITDA decreased by $40 million or 12%, to $288 million. The decrease in Adjusted EBITDA was due to increases in material, manufacturing and logistics costs outpacing the timing of our pricing recovery.

Segment Information

Reynolds Cooking & Baking

	For the Six Months Ended June 30,
(In millions, except for %)	2021	2020	Change	% Change
Total segment net revenues	$574	$538	$36	7%
Segment Adjusted EBITDA	111	106	5	5%
Segment Adjusted EBITDA Margin	19%	20%

Total Segment Net Revenues. Reynolds Cooking & Baking total segment net revenues increased by $36 million or 7%, to $574 million. The increase in net revenues was primarily driven by higher pricing through a combination of pricing actions taken as a result of increased material costs and lower levels of trade promotions, as well as higher volume.

Adjusted EBITDA. Reynolds Cooking & Baking Adjusted EBITDA increased by $5 million or 5%, to $111 million. The increase in Adjusted EBITDA was primarily driven by the impact of higher volume and fewer trade promotions, partially offset by increased logistics costs. Pricing actions fully offset increases in material costs.

Hefty Waste & Storage

	For the Six Months Ended June 30,
(In millions, except for %)	2021	2020	Change	% Change
Total segment net revenues	$414	$395	$19	5%
Segment Adjusted EBITDA	90	118	(28)	(24)%
Segment Adjusted EBITDA Margin	22%	30%

Total Segment Net Revenues. Hefty Waste & Storage total segment net revenues increased by $19 million or 5%, to $414 million. The increase in net revenues was primarily driven by pricing actions taken in response to increased material costs.

Adjusted EBITDA. Hefty Waste & Storage Adjusted EBITDA decreased by $28 million or 24%, to $90 million. The decrease in Adjusted EBITDA was primarily driven by material cost increases outpacing price increases.

Hefty Tableware

	For the Six Months Ended June 30,
(In millions, except for %)	2021	2020	Change	% Change
Total segment net revenues	$386	$364	$22	6%
Segment Adjusted EBITDA	79	78	1	1%
Segment Adjusted EBITDA Margin	20%	21%

Total Segment Net Revenues. Hefty Tableware total segment net revenues increased by $22 million or 6%, to $386 million. The increase in net revenues was primarily driven by higher pricing through a combination of pricing actions taken as a result of increased material costs and lower levels of trade promotion, as well as higher volume. The higher volume was due to increased social gatherings and every-day usage occasions remained strong.

Adjusted EBITDA. Hefty Tableware Adjusted EBITDA increased by $1 million or 1%, to $79 million. The increase in Adjusted EBITDA was primarily driven by the impact of higher volume.

Presto Products

	For the Six Months Ended June 30,
(In millions, except for %)	2021	2020	Change	% Change
Total segment net revenues	$268	$265	$3	1%
Segment Adjusted EBITDA	38	51	(13)	(25)%
Segment Adjusted EBITDA Margin	14%	19%

Total Segment Net Revenues. Presto Products total segment net revenues increased by $3 million or 1%, to $268 million. The increase in net revenues was primarily driven by pricing actions taken in response to increased material costs, partially offset by lower volume in the 2021 period primarily due to pantry loading at the onset of COVID-19 in 2020.

Adjusted EBITDA. Presto Products Adjusted EBITDA decreased by $13 million or 25%, to $38 million. The decrease in Adjusted EBITDA was primarily driven by price increases lagging material cost increases and the impact of lower volume.

Historical Cash Flows

The following table discloses our cash flows for the periods presented:

	For the Six Months Ended June 30,
(In millions)	2021	2020
Net cash provided by operating activities	$18	$3
Net cash used in investing activities	(73)	(52)
Net cash (used in) provided by financing activities	(208)	339
(Decrease) increase in cash and cash equivalents	$(263)	$290

Cash provided by operating activities

Net cash from operating activities increased by $15 million, to $18 million in the six months ended June 30, 2021. The change was primarily driven by a $228 million favorable change in accounts receivable, $240 million of which was related to the repurchase of accounts receivables in the prior year period previously sold through PEI Group’s securitization facility prior to our separation from PEI Group, and an increase in net income, partially offset by higher inventory during the current year period due to inventory replenishment and the impact of higher material costs, as well as higher cash tax payments in the current year period.

Cash used in investing activities

Net cash used in investing activities increased by $21 million to $73 million. The change was primarily driven by a purchase of a previously leased manufacturing facility.

Cash (used in) provided by financing activities

Net cash from financing activities changed by $547 million, from an inflow of $339 million in the six months ended June 30, 2020 to an outflow of $208 million in the six months ended June 30, 2021. The change was primarily attributable to the principal repayments on the Term Loan Facility and higher dividends paid during the current year period compared to the IPO-related activities during the prior year period, which included proceeds received from the IPO and the drawdown of the Term Loan Facility, partially offset by repayments of related party balances.

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

As of June 30, 2021, the outstanding balance under the Term Loan Facility was $2,144 million. As of June 30, 2021, we had no outstanding borrowings under the Revolving Facility, and we had $8 million of letters of credit outstanding, which reduces the borrowing capacity under the Revolving Facility.

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

During the year ended December 31, 2020, we entered into a series of interest rate swaps which fixed the LIBO rate to an annual rate of 0.18% to 0.47% (for an annual effective interest rate of 1.93% to 2.22%, including margin) for an aggregate notional amount of $1,650 million. These interest rate swaps hedge a portion of the interest rate exposure resulting from our Term Loan Facility for periods ranging from one to five years from the time we entered into them.

Prepayments

The Term Loan Facility contains customary mandatory prepayments, including with respect to excess cash flow, asset sale proceeds and proceeds from certain incurrences of indebtedness.

The Borrower may voluntarily repay outstanding loans under the Term Loan Facility at any time without premium or penalty, other than customary breakage costs with respect to LIBO rate loans. During the six months ended June 30, 2021, we made a voluntary principal payment of $100 million related to the Term Loan Facility.

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

During the three and six months ended June 30, 2021, cash dividends of $0.23 and $0.46 per share, respectively, were declared and paid. On July 29, 2021, a quarterly cash dividend of $0.23 per share was declared and is to be paid on August 31, 2021. We expect to continue paying cash dividends on a quarterly basis; however, future dividends are at the discretion of our Board of Directors and will depend upon our earnings, capital requirements, financial condition, contractual limitations (including under the Term Loan Facility) and other factors.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

See “Item 7A: Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. During the six months ended June 30, 2021, there have been no material changes in our exposure to market risk.

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

In connection with the preparation of this report, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2021, our disclosure controls and procedures were effective.

b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 4, 2020)
3.2	Amended and Restated By-Laws (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 4, 2020)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REYNOLDS CONSUMER PRODUCTS INC.
(Registrant)

By:	/s/ Chris Mayrhofer
Chris Mayrhofer
Senior Vice President and Controller (Principal Accounting Officer)
August 3, 2021