Form 10-Q
period 2021-09-30
Reynolds Consumer Products Inc.
filed 2021-11-04
CIK 1786431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 29, 2021, the registrant had 209,760,472 shares of common stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Reynolds Consumer Products Inc.

Condensed Consolidated Statements of Income

(in millions, except for per share data)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net revenues	$876	$797	$2,455	$2,286
Related party net revenues	29	26	79	89
Total net revenues	905	823	2,534	2,375
Cost of sales	(723)	(558)	(1,952)	(1,669)
Gross profit	182	265	582	706
Selling, general and administrative expenses	(77)	(97)	(244)	(260)
Other expense, net	(5)	(5)	(10)	(26)
Income from operations	100	163	328	420
Interest expense, net	(12)	(13)	(36)	(57)
Income before income taxes	88	150	292	363
Income tax expense	(22)	(37)	(72)	(112)
Net income	$66	$113	$220	$251

Earnings per share:
Basic	$0.31	$0.54	$1.05	$1.24
Diluted	$0.31	$0.54	$1.05	$1.24

Weighted average shares outstanding:
Basic	209.7	209.7	209.7	202.7
Effect of dilutive securities	0.1	0.1	0.1	0.1
Diluted	209.8	209.8	209.8	202.8

See accompanying notes to the condensed consolidated financial statements.

Reynolds Consumer Products Inc.

Condensed Consolidated Statements of Comprehensive Income

(in millions)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
Net income	$66	$113	$220	$251
Other comprehensive (loss) income, net of income taxes:
Currency translation adjustment	—	—	—	(1)
Employee benefit plans	—	(1)	—	(1)
Interest rate derivatives	—	—	2	—
Other comprehensive (loss) income, net of income taxes	—	(1)	2	(2)
Comprehensive income	$66	$112	$222	$249

See accompanying notes to the condensed consolidated financial statements.

Reynolds Consumer Products Inc.

Condensed Consolidated Balance Sheets

(in millions, except for per share data)

	(Unaudited) As of September 30, 2021	As of December 31, 2020
Assets
Cash and cash equivalents	$70	$312
Accounts receivable (net of allowance for doubtful accounts of $1 and $1)	319	292
Other receivables	6	9
Related party receivables	10	8
Inventories	615	419
Other current assets	21	13
Total current assets	1,041	1,053
Property, plant and equipment (net of accumulated depreciation of $740 and $692)	656	612
Operating lease right-of-use assets, net	55	61
Goodwill	1,879	1,879
Intangible assets, net	1,069	1,092
Other assets	33	25
Total assets	$4,733	$4,722
Liabilities
Accounts payable	$252	$185
Related party payables	35	41
Current portion of long-term debt	25	25
Accrued and other current liabilities	156	181
Total current liabilities	468	432
Long-term debt	2,092	2,208
Long-term operating lease liabilities	46	51
Deferred income taxes	335	326
Long-term postretirement benefit obligation	55	53
Other liabilities	43	37
Total liabilities	$3,039	$3,107
Commitments and contingencies (Note 6)
Stockholders’ equity
Common stock, $0.001 par value; 2,000 shares authorized; 210 shares issued and outstanding	—	—
Additional paid-in capital	1,382	1,381
Accumulated other comprehensive income	3	1
Retained earnings	309	233
Total stockholders' equity	1,694	1,615
Total liabilities and stockholders' equity	$4,733	$4,722

See accompanying notes to the condensed consolidated financial statements.

Reynolds Consumer Products Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in millions, except for per share data)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Net Parent (Deficit)	Accumulated Other Comprehensive Income	Total Equity (Deficit)
Balance as of December 31, 2019	$—	$—	$—	$(823)	$5	$(818)
Net income	—	—	20	6	—	26
Other comprehensive loss, net of income taxes	—	—	—	—	(2)	(2)
Net transfers from Parent	—	—	—	855	—	855
Reclassification of net parent (deficit) in RCP	—	38	—	(38)	—	—
Issuance of common stock, net of costs	—	1,339	—	—	—	1,339
Dividends ($0.15 per share declared)	—	—	(31)	—	—	(31)
Other	—	1	—	—	—	1
Balance as of March 31, 2020	$—	$1,378	$(11)	$—	$3	$1,370
Net income	—	—	112	—	—	112
Other comprehensive income, net of income taxes	—	—	—	—	1	1
Other	—	1	—	—	—	1
Balance as of June 30, 2020	$—	$1,379	$101	$—	$4	$1,484
Net income	—	—	113	—	—	113
Other comprehensive loss, net of income taxes	—	—	—	—	(1)	(1)
Dividends ($0.22 per share declared)	—	—	(46)	—	—	(46)
Other	—	1	—	—	—	1
Balance as of September 30, 2020	$—	$1,380	$168	$—	$3	$1,551

Balance as of December 31, 2020	$—	$1,381	$233	$—	$1	$1,615
Net income	—	—	74	—	—	74
Other comprehensive income, net of income taxes	—	—	—	—	3	3
Dividends ($0.23 per share declared and paid)	—	—	(48)	—	—	(48)
Other	—	(1)	—	—	—	(1)
Balance as of March 31, 2021	$—	$1,380	$259	$—	$4	$1,643
Net income	—	—	80	—	—	80
Other comprehensive loss, net of income taxes	—	—	—	—	(1)	(1)
Dividends ($0.23 per share declared and paid)	—	—	(48)	—	—	(48)
Other	—	2	—	—	—	2
Balance as of June 30, 2021	$—	$1,382	$291	$—	$3	$1,676
Net income	—	—	66	—	—	66
Dividends ($0.23 per share declared and paid)	—	—	(48)	—	—	(48)
Balance as of September 30, 2021	$—	$1,382	$309	$—	$3	$1,694

See accompanying notes to the condensed consolidated financial statements.

Reynolds Consumer Products Inc.

Condensed Consolidated Statements of Cash Flows

(in millions)

(Unaudited)

	Nine Months Ended
	September 30,
	2021	2020
Cash provided by operating activities
Net income	$220	$251
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	81	72
Deferred income taxes	8	56
Unrealized losses on derivatives	—	1
Stock compensation expense	5	4
Change in assets and liabilities:
Accounts receivable, net	(27)	(275)
Other receivables	3	—
Related party receivables	(2)	3
Inventories	(197)	17
Accounts payable	64	34
Related party payables	(6)	(23)
Related party accrued interest payable	—	(18)
Income taxes payable / receivable	(7)	2
Accrued and other current liabilities	(20)	28
Other assets and liabilities	—	(5)
Net cash provided by operating activities	122	147
Cash used in investing activities
Acquisition of property, plant and equipment	(101)	(85)
Net cash used in investing activities	(101)	(85)
Cash (used in) provided by financing activities
Repayment of long-term debt	(119)	(112)
Dividends paid	(144)	(77)
Proceeds from long-term debt, net of discounts	—	2,472
Repayments of PEI Group Credit Agreement	—	(8)
Advances from related parties	—	240
Repayments to related parties	—	(3,627)
Deferred debt transaction costs	—	(28)
Proceeds from IPO settlement facility	—	1,168
Repayment of IPO settlement facility	—	(1,168)
Issuance of common stock	—	1,410
Equity issuance costs	—	(69)
Net transfers to Parent	—	(14)
Net cash (used in) provided by financing activities	(263)	187
Effect of exchange rate on cash and cash equivalents	—	—
Net (decrease) increase in cash and cash equivalents	(242)	249
Cash and cash equivalents at beginning of period	312	102
Cash and cash equivalents at end of period	$70	$351

Cash Paid:
Income Taxes	72	54

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

Note 3 – Inventories

Inventories consisted of the following:

	September 30, 2021	December 31, 2020
	(in millions)
Raw materials	$197	$138
Work in progress	70	54
Finished goods	312	194
Spare parts	36	33
Inventories	$615	$419

Note 4 – Debt

Long-term debt consisted of the following:

	September 30, 2021	December 31, 2020
	(in millions)
Term loan facility	$2,138	$2,257
Deferred financing transaction costs	(19)	(21)
Original issue discounts	(2)	(3)
	2,117	2,233
Less: current portion	(25)	(25)
Long-term debt	$2,092	$2,208

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

Term Loan Facility

The Term Loan Facility matures in February 2027. The Term Loan Facility amortizes in equal quarterly installments of $6 million, which commenced in June 2020, with the balance payable on maturity. During the nine months ended September 30, 2021, we made a voluntary principal payment of $100 million related to our Term Loan Facility.

Revolving Facility

The Revolving Facility matures in February 2025 and includes a sub-facility for letters of credit. As of September 30, 2021, we had no outstanding borrowings under the Revolving Facility, and we had $8 million of letters of credit outstanding, which reduces the borrowing capacity under the Revolving Facility.

Fair Value of Our Long-Term Debt

The fair value of our long-term debt as of September 30, 2021, which is a Level 2 fair value measurement, approximates the carrying value due to the variable market interest rate and the stability of our credit profile.

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

In addition, in conjunction with our Corporate Reorganization and IPO, we established an equity incentive plan for purposes of granting stock-based compensation awards to certain of our senior management, our non-executive directors and to certain employees, to incentivize their performance and align their interests with ours. We have granted RSUs to certain employees and non-employee directors that have a service-based vesting condition. In addition, we granted performance stock units (“PSUs”) to certain members of management that have a performance-based vesting condition. We account for forfeitures of outstanding but unvested grants in the period they occur. A maximum of 10.5 million shares of common stock were initially available for issuance under equity incentive awards granted pursuant to the plan. In the three and nine months ended September 30, 2021, zero and 0.2 million RSUs and zero and 0.2 million PSUs were granted, respectively.

As of September 30, 2021, there were stock-based compensation awards representing 0.7 million shares outstanding compared to 0.4 million shares outstanding as of December 31, 2020. Stock-based compensation expense was $2 million and $5 million for the three and nine months ended September 30, 2021, respectively, and $1 million and $4 million in the comparable prior year periods.

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

As of September 30, 2021, there were no legal proceedings pending other than those for which we have determined that the possibility of a material outflow is remote.

Note 7 – Accumulated Other Comprehensive Income

The following table summarizes the changes in our balances of each component of accumulated other comprehensive income.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)		(in millions)
Currency translation adjustments:
Balance as of beginning of period	$(6)	$(7)	$(6)	$(6)
Currency translation adjustments	—	—	—	(1)
Other comprehensive (loss)	—	—	—	(1)
Balance as of end of period	$(6)	$(7)	$(6)	$(7)
Employee benefit plans:
Balance as of beginning of period	$8	$11	$8	$11
Amortization of actuarial gain	—	(1)	—	(1)
Other comprehensive (loss)	—	(1)	—	(1)
Balance as of end of period	$8	$10	$8	$10
Interest rate derivatives:
Balance as of beginning of period	$1	$—	$(1)	$—
Income arising during period	—	—	2	—
Other comprehensive income	—	—	2	—
Balance as of end of period	$1	$—	$1	$—
Accumulated other comprehensive income
Balance as of beginning of period	$3	$4	$1	$5
Other comprehensive (loss) income	—	(1)	2	(2)
Balance as of end of period	$3	$3	$3	$3

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

Our income tax expense for the three and nine months ended September 30, 2021 incorporated an expected annualized effective tax rate of 24.6% for both periods, excluding the impact of discrete items, compared to 24.5% in the comparable prior year periods. Our income tax expense for the nine months ended September 30, 2020 included an incremental discrete expense of $23 million due to the remeasurement of our deferred tax asset associated with the deductibility of interest expense as a result of the enactment, subsequent to our separation from PEI Group, of the Coronavirus Aid, Relief, and Economic Security (“CARES”) Act on March 27, 2020.

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

Transactions between segments are at negotiated prices.

	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Segment Total	Unallocated(1)	Total
Three Months Ended September 30, 2021	(in millions)
Net revenues	$328	$235	$196	$150	$909	$(4)	$905
Intersegment revenues	—	2	—	1	3	(3)	—
Total segment net revenues	328	237	196	151	912	(7)	905
Adjusted EBITDA	56	37	25	14	132
Depreciation and amortization	5	5	4	5	19	8	27

	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Segment Total	Unallocated(1)	Total
Three Months Ended September 30, 2020	(in millions)
Net revenues	$285	$207	$192	$136	$820	$3	$823
Intersegment revenues	—	2	—	—	2	(2)	—
Total segment net revenues	285	209	192	136	822	1	823
Adjusted EBITDA	63	65	43	28	199
Depreciation and amortization	5	4	3	4	16	8	24

	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Segment Total	Unallocated(1)	Total
Nine Months Ended September 30, 2021	(in millions)
Net revenues	$902	$645	$582	$417	$2,546	$(12)	$2,534
Intersegment revenues	—	6	—	3	9	(9)	—
Total segment net revenues	902	651	582	420	2,555	(21)	2,534
Adjusted EBITDA	167	127	104	52	450
Depreciation and amortization	15	14	12	15	56	25	81

	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Segment Total	Unallocated(1)	Total
Nine Months Ended September 30, 2020	(in millions)
Net revenues	$824	$597	$556	$400	$2,377	$(2)	$2,375
Intersegment revenues	—	7	—	1	8	(8)	—
Total segment net revenues	824	604	556	401	2,385	(10)	2,375
Adjusted EBITDA	169	183	120	80	552
Depreciation and amortization	15	12	10	13	50	22	72

Segment assets consisted of the following:

	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Segment Total	Unallocated(1)	Total
	(in millions)
As of September 30, 2021	$571	$288	$169	$246	$1,274	$3,459	$4,733
As of December 31, 2020	433	248	157	204	1,042	3,680	4,722

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

The following table presents a reconciliation of segment Adjusted EBITDA to GAAP income before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)		(in millions)
Segment Adjusted EBITDA	$132	$199	$450	$552
Corporate / unallocated expenses	—	(7)	(30)	(33)
	132	192	420	519
Adjustments to reconcile to GAAP income before income taxes
Depreciation and amortization	(27)	(24)	(81)	(72)
Interest expense, net	(12)	(13)	(36)	(57)
IPO and separation-related costs	(5)	(5)	(11)	(26)
Unrealized gains (losses) on derivatives	—	—	—	(1)
Consolidated GAAP income before income taxes	$88	$150	$292	$363

Information in Relation to Products

Net revenues by product line are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)		(in millions)
Waste and storage products (1)	$388	$345	$1,071	$1,005
Cooking products	328	285	902	824
Tableware	196	192	582	556
Unallocated	(7)	1	(21)	(10)
Net revenues	$905	$823	$2,534	$2,375

(1)	Waste and storage products are comprised of our Hefty Waste & Storage and Presto Products segments.

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

Ongoing Related Party Transactions

For the three and nine months ended September 30, 2021, revenues from products sold to PEI Group were $29 million and $79 million, respectively, compared to $26 million and $89 million in the comparable prior year periods. For the three and nine months ended September 30, 2021, products purchased from PEI Group were $85 million and $247 million, respectively, compared to $83 million and $244 million in the comparable prior year periods. For the three and nine months ended September 30, 2021, PEI Group charged us freight and warehousing costs of $14 million and $44 million, respectively, compared to $16 million and $62 million in the comparable prior year periods, which were included in cost of sales. The resulting related party receivables and payables are settled regularly with PEI Group in the normal course of business.

Furthermore, $36 million and $107 million of the dividends paid during the three and nine months ended September 30, 2021, respectively, were paid to PFL, compared to $34 million and $57 million in the comparable prior year periods.

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

On February 4, 2020, we entered into a transition services agreement with a subsidiary of PEI Group, whereby PEI Group will continue to provide certain administrative services to us, including information technology services; accounting, treasury, financial reporting and transaction support; human resources; procurement; tax, legal and compliance related services; and other corporate services for up to 24 months. In addition, we entered into a transition services agreement with Rank Group Limited (an affiliate of PEI Group) whereby, upon our request, Rank Group Limited will provide certain administrative services to us, including financial reporting, consulting and compliance services, insurance procurement and human resources support, legal and corporate secretarial support, and related services for up to 24 months. For the three and nine months ended September 30, 2021, we incurred $2 million and $5 million, respectively, related to transition services which were included in selling, general and administrative expenses in our condensed consolidated statements of income compared to $3 million and $8 million in the comparable prior year periods.

Note 11 – Subsequent Events

Quarterly Cash Dividend

On October 28, 2021, our Board of Directors approved a cash dividend of $0.23 per common share to be paid on November 30, 2021 to shareholders of record on November 16, 2021.

Except as described above, there have been no events subsequent to September 30, 2021 which would require accrual or disclosure in these condensed consolidated financial statements.

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

We have continued to see at-home use of our products remain strong driven by the consumer response to the COVID-19 pandemic. The duration and magnitude of the increased demand remains unknown, particularly as vaccine rollouts continue, and its ongoing impact on our operations may not be consistent with our experiences to date. At this time, we are unable to predict with any certainty the nature, timing or magnitude of any changes in future sales and/or earnings attributable to the impact of COVID-19 and efforts to reduce its spread. In addition, since the COVID-19 pandemic has been ongoing for over a year, quarterly results in 2021 have comparisons against results in 2020 that benefited significantly from the shift to more at-home use of our products and related increases in demand, which may not be sustained in 2021 or future periods.

We do not currently anticipate that the COVID-19 pandemic will materially impact our liquidity over the next 12 months.

Overview

Total net revenues increased 10% and 7% in the three and nine months ended September 30, 2021, respectively, compared to the same periods in 2020. For the three month period, the revenue increase was primarily due to pricing actions taken in response to increased material costs. For the nine month period, the revenue increase was primarily due to pricing actions taken in response to increased material costs and lower levels of trade promotion.

We have experienced significant increases in material costs as well as increased labor and logistics costs in the first nine months of 2021. The timing and magnitude of easing of material costs is uncertain at this time, however, we are aggressively implementing price increases, including a fourth round of price increases planned for early 2022, and other cost reduction initiatives in order to maintain our profitability. Our current year earnings decline is primarily attributable to the timing of material cost recovery, which we expect will improve as the cost increases begin to ease and pricing is fully realized.

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

The following table presents a reconciliation of our net income, the most directly comparable GAAP financial measure, to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
	(in millions)		(in millions)
Net income – GAAP	$66	$113	$220	$251
Income tax expense	22	37	72	112
Interest expense, net	12	13	36	57
Depreciation and amortization	27	24	81	72
IPO and separation-related costs (1)	5	5	11	26
Unrealized losses on derivatives (2)	—	—	—	1
Adjusted EBITDA (Non-GAAP)	$132	$192	$420	$519

(1)

Reflects costs related to the IPO process, as well as costs related to our separation to operate as a stand-alone public company. These costs are included in Other expense, net in our condensed consolidated statements of income.

(2)	Reflects the mark-to-market movements in our commodity derivatives.

The following tables present reconciliations of our net income and diluted EPS, the most directly comparable GAAP financial measures, to Adjusted Net Income and Adjusted Diluted EPS:

	Three Months Ended September 30, 2021			Three Months Ended September 30, 2020
(In millions, except for per share data)	Net Income	Diluted Shares	Diluted EPS	Net Income	Diluted Shares	Diluted EPS
As Reported - GAAP	$66	210	$0.31	$113	210	$0.54
Adjustments:
IPO and separation-related costs (1)	4	210	0.02	4	210	0.02
Adjusted (Non-GAAP)	$70	210	$0.33	$117	210	$0.56

(1)

Amounts are after tax, calculated using a tax rate of 24.6% and 24.5% for the three months ended September 30, 2021 and 2020, respectively, which is our effective tax rate for the periods presented excluding discrete tax items.

	Nine Months Ended September 30, 2021			Nine Months Ended September 30, 2020
(In millions, except for per share data)	Net Income	Diluted Shares	Diluted EPS	Net Income	Diluted Shares	Diluted EPS
As Reported - GAAP	$220	210	$1.05	$251	203	$1.24
Assume full period impact of IPO shares (1)	—	—	—	—	7	—
Total	220	210	1.05	251	210	1.20
Adjustments:
IPO and separation-related costs (2)	8	210	0.04	19	210	0.09
Impact of tax legislation change from the CARES Act	—	—	—	23	210	0.11
Unrealized losses on derivatives (2)	—	—	—	1	210	0.00
Adjusted (Non-GAAP)	$228	210	$1.09	$294	210	$1.40

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

(2)

Amounts are after tax, calculated using a tax rate of 24.6% and 24.5% for the nine months ended September 30, 2021 and 2020, respectively, which is our effective tax rate for the periods presented excluding the 2020 one-time discrete expense associated with the legislation change from the CARES Act and other discrete tax items.

Results of Operations – Three Months Ended September 30, 2021

The following discussion should be read in conjunction with our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Detailed comparisons of revenue and results are presented in the discussions of the operating segments, which follow our consolidated results discussion.

Aggregation of Segment Revenue and Adjusted EBITDA

(In millions)	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Unallocated(1)	Total Reynolds Consumer Products
Net revenues for the three months ended September 30:
2021	$328	$237	$196	$151	$(7)	$905
2020	285	209	192	136	1	823
Adjusted EBITDA for the three months ended September 30:
2021	$56	$37	$25	$14	$—	$132
2020	63	65	43	28	(7)	192

(1)

The unallocated net revenues include elimination of intersegment revenues and other revenue adjustments. The unallocated Adjusted EBITDA represents the combination of corporate expenses which are not allocated to our segments and other unallocated revenue adjustments.

Three Months Ended September 30, 2021 Compared with the Three Months Ended September 30, 2020

Total Reynolds Consumer Products

	For the Three Months Ended September 30,
(In millions, except for %)	2021	% of Revenue	2020	% of Revenue	Change	% Change
Net revenues	$876	97%	$797	97%	$79	10%
Related party net revenues	29	3%	26	3%	3	12%
Total net revenues	905	100%	823	100%	82	10%
Cost of sales	(723)	(80)%	(558)	(68)%	(165)	(30)%
Gross profit	182	20%	265	32%	(83)	(31)%
Selling, general and administrative expenses	(77)	(9)%	(97)	(12)%	20	21%
Other expense, net	(5)	(1)%	(5)	(1)%	—	—%
Income from operations	100	11%	163	20%	(63)	(39)%
Interest expense, net	(12)	(1)%	(13)	(2)%	1	8%
Income before income taxes	88	10%	150	18%	(62)	(41)%
Income tax expense	(22)	(2)%	(37)	(4)%	15	41%
Net income	$66	7%	$113	14%	$(47)	(42)%
Adjusted EBITDA (1)	$132	15%	$192	23%	$(60)	(31)%

(1)	Adjusted EBITDA is a non-GAAP measure. See “Non-GAAP Measures” for details, including a reconciliation between net income and Adjusted EBITDA.

Components of Change in Net Revenues for the Three Months Ended September 30, 2021 vs. the Three Months Ended September 30, 2020

	Price	Volume/Mix	Total
Reynolds Cooking & Baking	11%	4%	15%
Hefty Waste & Storage	11%	2%	13%
Hefty Tableware	6%	(4)%	2%
Presto Products	12%	(1)%	11%
Total RCP	10%	-	10%

Total Net Revenues. Total net revenues increased by $82 million, or 10%, to $905 million. The increase was primarily driven by pricing actions of $79 million taken in response to increased material costs.

Cost of Sales. Cost of sales increased by $165 million, or 30%, to $723 million. The increase was driven by increased material costs of $148 million as well as increased labor and logistics costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $20 million, or 21%, to $77 million, primarily due to lower advertising and personnel costs.

Other Expense, Net. Other expense, net remained flat.

Interest Expense, Net. Interest expense, net decreased by $1 million, or 8%, to $12 million.

Income Tax Expense. We recognized income tax expense of $22 million on income before income taxes of $88 million (an effective tax rate of 25.6%) for the three months ended September 30, 2021 compared to income tax expense of $37 million on income before income taxes of $150 million (an effective tax rate of 24.5%) for the three months ended September 30, 2020.

Adjusted EBITDA. Adjusted EBITDA decreased by $60 million, or 31%, to $132 million. The decrease in Adjusted EBITDA was primarily due to material cost increases outpacing the timing of our pricing recovery, as well as increased labor and logistics costs, partially offset by lower selling, general and administrative expenses.

Segment Information

Reynolds Cooking & Baking

	For the Three Months Ended September 30,
(In millions, except for %)	2021	2020	Change	% Change
Total segment net revenues	$328	$285	$43	15%
Segment Adjusted EBITDA	56	63	(7)	(11)%
Segment Adjusted EBITDA Margin	17%	22%

Total Segment Net Revenues. Reynolds Cooking & Baking total segment net revenues increased by $43 million, or 15%, to $328 million. The increase in net revenues was primarily driven by price increases taken in response to increased material costs, as well as higher volume driven by a one-time sale of excess raw materials. Excluding the sale of excess materials, volume was down approximately 2% due to the lapping of heightened consumption in the prior year period.

Adjusted EBITDA. Reynolds Cooking & Baking Adjusted EBITDA decreased by $7 million, or 11%, to $56 million. The decrease in Adjusted EBITDA was primarily driven by price increases lagging material cost increases.

Hefty Waste & Storage

	For the Three Months Ended September 30,
(In millions, except for %)	2021	2020	Change	% Change
Total segment net revenues	$237	$209	$28	13%
Segment Adjusted EBITDA	37	65	(28)	(43)%
Segment Adjusted EBITDA Margin	16%	31%

Total Segment Net Revenues. Hefty Waste & Storage total segment net revenues increased by $28 million, or 13%, to $237 million. The increase in net revenues was primarily driven by price increases taken in response to increased material costs as well as higher volume as household demand remained strong and we continued to benefit from innovation.

Adjusted EBITDA. Hefty Waste & Storage Adjusted EBITDA decreased by $28 million, or 43%, to $37 million. The decrease in Adjusted EBITDA was primarily driven by material cost increases outpacing price increases and increased labor costs, partially offset by higher volume.

Hefty Tableware

	For the Three Months Ended September 30,
(In millions, except for %)	2021	2020	Change	% Change
Total segment net revenues	$196	$192	$4	2%
Segment Adjusted EBITDA	25	43	(18)	(42)%
Segment Adjusted EBITDA Margin	13%	22%

Total Segment Net Revenues. Hefty Tableware total segment net revenues increased by $4 million, or 2%, to $196 million. The increase in net revenues was primarily due to pricing actions taken in response to increased material costs, partially offset by lower volume driven by delays from third party suppliers.

Adjusted EBITDA. Hefty Tableware Adjusted EBITDA decreased by $18 million, or 42%, to $25 million. The decrease in Adjusted EBITDA was primarily driven by price increases lagging material cost increases and increased labor and logistics costs.

Presto Products

	For the Three Months Ended September 30,
(In millions, except for %)	2021	2020	Change	% Change
Total segment net revenues	$151	$136	$15	11%
Segment Adjusted EBITDA	14	28	(14)	(50)%
Segment Adjusted EBITDA Margin	9%	21%

Total Segment Net Revenues. Presto Products total segment net revenues increased by $15 million, or 11%, to $151 million. The increase in net revenues was primarily driven by the impact of pricing actions taken in response to increased material costs, partially offset by lower volume primarily due to import delays and lower business to business product sales.

Adjusted EBITDA. Presto Products Adjusted EBITDA decreased by $14 million, or 50%, to $14 million. The decrease in Adjusted EBITDA was primarily driven by price increases lagging material cost increases as well as increased labor and logistics costs.

Results of Operations – Nine Months Ended September 30, 2021

The following discussion should be read in conjunction with our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Detailed comparisons of revenue and results are presented in the discussions of the operating segments, which follow our consolidated results discussion.

Aggregation of Segment Revenue and Adjusted EBITDA

(In millions)	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Unallocated(1)	Total Reynolds Consumer Products
Net revenues for the nine months ended September 30:
2021	$902	$651	$582	$420	$(21)	$2,534
2020	824	604	556	401	(10)	2,375
Adjusted EBITDA for the nine months ended September 30:
2021	$167	$127	$104	$52	$(30)	$420
2020	169	183	120	80	(33)	519

(1)

The unallocated net revenues include elimination of intersegment revenues and other revenue adjustments. The unallocated Adjusted EBITDA represents the combination of corporate expenses which are not allocated to our segments and other unallocated revenue adjustments.

Nine Months Ended September 30, 2021 Compared with the Nine Months Ended September 30, 2020

Total Reynolds Consumer Products

	For the Nine Months Ended September 30,
(In millions, except for %)	2021	% of Revenue	2020	% of Revenue	Change	% Change
Net revenues	$2,455	97%	$2,286	96%	$169	7%
Related party net revenues	79	3%	89	4%	(10)	(11)%
Total net revenues	2,534	100%	2,375	100%	159	7%
Cost of sales	(1,952)	(77)%	(1,669)	(70)%	(283)	(17)%
Gross profit	582	23%	706	30%	(124)	(18)%
Selling, general and administrative expenses	(244)	(10)%	(260)	(11)%	16	6%
Other expense, net	(10)	—	(26)	(1)%	16	62%
Income from operations	328	13%	420	18%	(92)	(22)%
Interest expense, net	(36)	(1)%	(57)	(2)%	21	37%
Income before income taxes	292	12%	363	15%	(71)	(20)%
Income tax expense	(72)	(3)%	(112)	(5)%	40	36%
Net income	$220	9%	$251	11%	$(31)	(12)%
Adjusted EBITDA (1)	$420	17%	$519	22%	$(99)	(19)%

(1)	Adjusted EBITDA is a non-GAAP measure. See “Non-GAAP Measures” for details, including a reconciliation between net income and Adjusted EBITDA.

Components of Change in Net Revenues for the Nine Months Ended September 30, 2021 vs. the Nine Months Ended September 30, 2020

	Price	Volume/Mix	Total
Reynolds Cooking & Baking	7%	2%	9%
Hefty Waste & Storage	7%	1%	8%
Hefty Tableware	5%	-	5%
Presto Products	8%	(3)%	5%
Total RCP	7%	-	7%

Total Net Revenues. Total net revenues increased by $159 million, or 7%, to $2,534 million. The increase was primarily driven by pricing actions taken in response to increased material costs as well as lower levels of trade promotion. Volume in the nine month period was relatively flat as continued every-day usage of our products remained strong.

Cost of Sales. Cost of sales increased by $283 million, or 17%, to $1,952 million. The increase was driven by increased material costs of $240 million as well as increased labor and logistics costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $16 million, or 6%, to $244 million primarily due to lower advertising and personnel costs.

Other Expense, Net. Other expense, net decreased by $16 million, or 62%, to $10 million. The decrease was primarily attributable to lower IPO and separation-related costs compared to the prior year period.

Interest Expense, Net. Interest expense, net decreased by $21 million, or 37%, to $36 million. The decrease was primarily due to lower interest rates and a lower principal balance on our debt.

Income Tax Expense. We recognized income tax expense of $72 million on income before income taxes of $292 million (an effective tax rate of 24.8%) for the nine months ended September 30, 2021 compared to income tax expense of $112 million on income before income taxes of $363 million (an effective tax rate of 30.8%) for the nine months ended September 30, 2020. The decrease in the effective tax rate was due to the recognition of a $23 million discrete tax expense associated with the remeasurement of our deferred taxes as a result of the legislation change from the CARES Act in the prior year period. Excluding the impact of this, our effective tax rate was 24.6% for the nine months ended September 30, 2020.

Adjusted EBITDA. Adjusted EBITDA decreased by $99 million, or 19%, to $420 million. The decrease in Adjusted EBITDA was primarily due to price increases lagging material cost increases and increased labor and logistics costs, partially offset by lower selling, general and administrative expenses.

Segment Information

Reynolds Cooking & Baking

	For the Nine Months Ended September 30,
(In millions, except for %)	2021	2020	Change	% Change
Total segment net revenues	$902	$824	$78	9%
Segment Adjusted EBITDA	167	169	(2)	(1)%
Segment Adjusted EBITDA Margin	19%	21%

Total Segment Net Revenues. Reynolds Cooking & Baking total segment net revenues increased by $78 million, or 9%, to $902 million. The increase in net revenues was primarily driven by higher pricing through a combination of pricing actions taken as a result of increased material costs and lower levels of trade promotions, as well as higher volume.

Adjusted EBITDA. Reynolds Cooking & Baking Adjusted EBITDA decreased by $2 million, or 1%, to $167 million. The decrease in Adjusted EBITDA was primarily driven by pricing actions lagging material cost increases and increased logistics costs, partially offset by the impact of higher volume and fewer trade promotions.

Hefty Waste & Storage

	For the Nine Months Ended September 30,
(In millions, except for %)	2021	2020	Change	% Change
Total segment net revenues	$651	$604	$47	8%
Segment Adjusted EBITDA	127	183	(56)	(31)%
Segment Adjusted EBITDA Margin	20%	30%

Total Segment Net Revenues. Hefty Waste & Storage total segment net revenues increased by $47 million, or 8%, to $651 million. The increase in net revenues was primarily driven by higher pricing through a combination of pricing actions taken in response to increased material costs and lower levels of trade promotion.

Adjusted EBITDA. Hefty Waste & Storage Adjusted EBITDA decreased by $56 million, or 31%, to $127 million. The decrease in Adjusted EBITDA was primarily driven by material cost increases outpacing price increases as well as increased labor costs, partially offset by lower advertising costs.

Hefty Tableware

	For the Nine Months Ended September 30,
(In millions, except for %)	2021	2020	Change	% Change
Total segment net revenues	$582	$556	$26	5%
Segment Adjusted EBITDA	104	120	(16)	(13)%
Segment Adjusted EBITDA Margin	18%	22%

Total Segment Net Revenues. Hefty Tableware total segment net revenues increased by $26 million, or 5%, to $582 million. The increase in net revenues was primarily driven by higher pricing through a combination of pricing actions taken as a result of increased material costs and lower levels of trade promotion.

Adjusted EBITDA. Hefty Tableware Adjusted EBITDA decreased by $16 million, or 13%, to $104 million. The decrease in Adjusted EBITDA was primarily driven by pricing actions lagging material cost increases as well as increased labor costs.

Presto Products

	For the Nine Months Ended September 30,
(In millions, except for %)	2021	2020	Change	% Change
Total segment net revenues	$420	$401	$19	5%
Segment Adjusted EBITDA	52	80	(28)	(35)%
Segment Adjusted EBITDA Margin	12%	20%

Total Segment Net Revenues. Presto Products total segment net revenues increased by $19 million, or 5%, to $420 million. The increase in net revenues was primarily driven by pricing actions taken in response to increased material costs, partially offset by lower volume in the current year period primarily due to the lapping of heightened consumption in the prior year period.

Adjusted EBITDA. Presto Products Adjusted EBITDA decreased by $28 million, or 35%, to $52 million. The decrease in Adjusted EBITDA was primarily driven by price increases lagging material cost increases as well as increased labor and logistics costs.

Historical Cash Flows

The following table discloses our cash flows for the periods presented:

	For the Nine Months Ended September 30,
(In millions)	2021	2020
Net cash provided by operating activities	$122	$147
Net cash used in investing activities	(101)	(85)
Net cash (used in) provided by financing activities	(263)	187
(Decrease) increase in cash and cash equivalents	$(242)	$249

Cash provided by operating activities

Net cash from operating activities decreased by $25 million, to $122 million in the nine months ended September 30, 2021. The change was primarily driven by higher inventory during the current year period due to the impact of higher material costs and inventory replenishment, as well as higher cash tax payments in the current year period and lower net income compared to the prior year period, which were partially offset by a $248 million favorable change in accounts receivable, $240 million of which was related to the repurchase of accounts receivables in the prior year period previously sold through PEI Group’s securitization facility prior to our separation from PEI Group.

Cash used in investing activities

Net cash used in investing activities increased by $16 million to $101 million. The change was primarily driven by a purchase of a previously leased manufacturing facility.

Cash (used in) provided by financing activities

Net cash from financing activities changed by $450 million, from an inflow of $187 million in the nine months ended September 30, 2020 to an outflow of $263 million in the nine months ended September 30, 2021. The change was primarily attributable to higher dividends paid during the current year period and principal repayments on the Term Loan Facility compared to the IPO-related activities during the prior year period, which included proceeds received from the IPO and the drawdown of the Term Loan Facility, partially offset by repayments of related party balances.

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

As of September 30, 2021, the outstanding balance under the Term Loan Facility was $2,138 million. As of September 30, 2021, we had no outstanding borrowings under the Revolving Facility, and we had $8 million of letters of credit outstanding, which reduces the borrowing capacity under the Revolving Facility.

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

The Borrower may voluntarily repay outstanding loans under the Term Loan Facility at any time without premium or penalty, other than customary breakage costs with respect to LIBO rate loans. During the nine months ended September 30, 2021, we made a voluntary principal payment of $100 million related to the Term Loan Facility.

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

During the three and nine months ended September 30, 2021, cash dividends of $0.23 and $0.69 per share, respectively, were declared and paid. On October 28, 2021, a quarterly cash dividend of $0.23 per share was declared and is to be paid on November 30, 2021. We expect to continue paying cash dividends on a quarterly basis; however, future dividends are at the discretion of our Board of Directors and will depend upon our earnings, capital requirements, financial condition, contractual limitations (including under the Term Loan Facility) and other factors.

We believe that our projected cash position, cash flows from operations and available borrowings under the Revolving Facility are sufficient to meet the needs of our business for at least the next 12 months.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

See “Item 7A: Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. During the nine months ended September 30, 2021, there have been no material changes in our exposure to market risk.

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

In connection with the preparation of this report, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2021, our disclosure controls and procedures were effective.

b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
November 4, 2021