Form 10-K
period 2021-12-31
Reynolds Consumer Products Inc.
filed 2022-02-09
CIK 1786431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from____ to____

Commission File Number: 001-39205

REYNOLDS CONSUMER PRODUCTS INC.

(Exact name of Registrant as specified in its charter)

Delaware	45-3464426

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

1900 W. Field Court

Lake Forest, Illinois 60045

Telephone: (800) 879-5067

(Address, Including Zip Code, and Telephone Number, Including Area Code, of Registrant’s Principal Executive Offices)

Securities registered pursuant to section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common stock, $0.001 par value	REYN	The Nasdaq Stock Market LLC

Securities registered pursuant to section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☑ No ☐

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

Large accelerated filer ☑	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑

Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☑

As of June 30, 2021, the aggregate market value of the registrant’s common stock held by non-affiliates (shareholders other than executive officers, directors or holders of more than 5% of the outstanding stock of the registrant) was approximately $1,623 million, based on the closing price of the registrant’s common stock on such date. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purposes.

The registrant had 209,760,472 shares of common stock, $0.001 par value, outstanding as of January 31, 2022.

Documents incorporated by reference: Portions of the Registrant’s definitive proxy statement relating to its 2022 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

REYNOLDS CONSUMER PRODUCTS INC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including those risks and uncertainties discussed in Item 1A. “Risk Factors.” You should specifically consider the numerous risks outlined in the “Risk Factors” section. These risks and uncertainties include factors related to:

•	changes in consumer preferences, lifestyle and environmental concerns;
•	relationships with our major customers, consolidation of our customer bases and loss of a significant customer;
•	competition and pricing pressures;
•	loss of, or disruption at, any of our key manufacturing facilities;
•	our suppliers of raw materials and any interruption in our supply of raw materials;
•	loss due to an accident, labor issues, weather conditions, natural disaster, the emergence of a pandemic or disease outbreak, such as coronavirus or otherwise;
•	the unknown duration and economic, operational and financial impacts of the global COVID-19 pandemic;
•	costs of raw materials, energy, labor and freight, including the impact of tariffs, trade sanctions and similar matters affecting our importation of certain raw materials;
•	our ability to develop and maintain brands that are critical to our success;
•	economic downturns in our target markets;
•	difficulty meeting our sales growth objectives and innovation goals; and
•	changes in market interest rates, or a phase-out or replacement of the LIBO rate as an interest rate benchmark.

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

We filed a Registration Statement on Form S-1, as amended, with the SEC which was declared effective on January 30, 2020. On January 31, 2020, our common stock began “regular-way” trading on The Nasdaq Stock Market LLC under the “REYN” symbol. On February 4, 2020, we completed our Corporate Reorganization and initial public offering (“IPO”).

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

We are a market-leading consumer products company with a presence in 96% of households across the United States. We produce and sell products across three broad categories: cooking products, waste and storage products and tableware. We sell our products under iconic brands such as Reynolds and Hefty, and also under store brands that are strategically important to our customers. Overall, across both our branded and store brand offerings, we hold the #1 or #2 U.S. market share position in the majority of product categories in which we participate. We have developed our market-leading position by investing in our product categories and consistently developing innovative products that meet the evolving needs and preferences of the modern consumer.

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
Aluminum foil (U.S.)
Aluminum foil (Canada)
Parchment paper
Wax paper
Slow cooker liners
Oven bags
Freezer paper
Slider bags
Party cups
Foam dishes
Trash bags

Source: Nielsen xAOC last 52 weeks ended December 26, 2021.

Our Segments

We manage our operations in four reportable segments: Reynolds Cooking & Baking, Hefty Waste & Storage, Hefty Tableware and Presto Products.

•

Reynolds Cooking & Baking: Through our Reynolds Cooking & Baking segment, we produce branded and store brand foil, disposable aluminum pans, parchment paper, freezer paper, wax paper, butcher paper, plastic wrap, baking cups, oven bags and slow cooker liners. Our branded products are sold under the Reynolds Wrap, Reynolds KITCHENS and E-Z Foil brands in the United States and selected international markets, under the ALCAN brand in Canada and under the Diamond brand outside of North America. With our flagship Reynolds Wrap products, we hold the #1 market position in the U.S. consumer foil market measured by revenue and volume. We have no significant branded competitor in this market. Reynolds is one of the most recognized household brands in the United States and has been the top trusted brand in the consumer foil market for over 70 years, with greater than 50% market share in virtually all of its categories.

•

Hefty Waste & Storage: Through our Hefty Waste & Storage segment, we produce both branded and store brand trash and food storage bags. Hefty is a well-recognized leader in the trash bag and food storage bag categories and our private label products offer value to our retail partners.  Our branded products are sold under the Hefty Ultra Strong and Hefty Strong brands for trash bags, and as the Hefty and Baggies brands for our food storage bags. We have the #1 branded market share in the U.S. outdoor trash bag and slider bag segments, and the #2 branded market share in the tall kitchen trash bag segment. Our robust product portfolio in this segment includes a full suite of products, including sustainable solutions such as blue and clear recycling bags, compostable bags, bags made from recycled materials and the Hefty EnergyBag Program.

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

•

Presto Products: Through our Presto Products segment, we primarily sell store brand products in four main categories: food storage bags, trash bags, reusable storage containers and plastic wrap. Presto Products is a market leader in food storage bags and differentiates itself by providing access to category management, consumer insights, marketing, merchandising and research and development (“R&D”) resources. Our Presto Products segment also includes our specialty business, which serves other consumer products companies by providing Fresh-Lock and Slide-Rite resealable closure systems.

Our Products

Our portfolio consists of three main product groups: waste and storage products, cooking products and tableware. Our consolidated net revenues by product line for fiscal years 2021, 2020 and 2019 were as follows:

	For the Years Ended December 31,
(in millions)	2021	2020	2019
Waste and storage (1)	$1,448	$1,351	$1,220
Cooking products	1,314	1,159	1,076
Tableware	815	763	751
Unallocated	(21)	(10)	(15)
Net revenues	$3,556	$3,263	$3,032

(1)	Waste and storage products are comprised of our Hefty Waste & Storage and Presto Products segments.

Customers

Our customer base includes leading grocery stores, mass merchants, warehouse clubs, discount chains, dollar stores, drug stores, home improvement stores, military outlets and eCommerce retailers. We sell both branded and store brand products across our customer base. We generally sell our branded products pursuant to informal trading policies and our store brand products under one year or multi-year agreements. Walmart accounted for 29%, 30% and 30% and Sam’s Club accounted for 15%, 13% and 13% of our total net revenue in fiscal years 2021, 2020 and 2019, respectively. Walmart and Sam’s Club are affiliated entities. Sales to Walmart are concentrated more heavily in our Hefty Waste & Storage segment, and sales to Sam’s Club are concentrated more heavily in our Hefty Tableware segment.

During fiscal year 2021, sales in North America and the United States represented 99% and 98% of our total sales, respectively.

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

Competition

The U.S. household consumer products market is mature and highly competitive. Our competitive set consists of consumer products companies, including large and well-established multinational companies as well as smaller regional and local companies. These competitors include The Clorox Company, S.C. Johnson & Sons, Inc., Poly-America, Handi-Foil Corporation, Republic Plastics, Ltd., Trinidad Benham Corporation and Inteplast Group, Ltd. Within each product category, most of our products compete with other widely advertised brands and store brand products.

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

Centralized purchasing enables us to leverage the global purchasing power of our operations and reduces our dependence on any one supplier. We generally have one to two year contracts with resin and aluminum suppliers, which have historically provided us with a steady supply of raw materials. In certain instances, we purchase selected finished goods from third-party suppliers to supplement capacity and source specialty items. While we have not historically experienced significant interruptions from third party suppliers, we have seen increased delays in 2021 as a result of labor shortages and the timing of imports from third party suppliers.

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

Employees and Human Capital

Our human capital resources objectives include identifying, recruiting, retaining, incentivizing and integrating our existing and new employees. Our talent management and succession plan process includes the identification of key positions based on current and future business strategies, the identification of potential successors, and a plan for talent development. As of December 31, 2021, we employed approximately 5,600 people, most of whom are located in our U.S. and Canada manufacturing facilities. Approximately 24% of our employees are covered by collective bargaining agreements. We have not experienced any significant union-related work stoppages over the last ten years. We believe our relationships with our employees and labor unions are satisfactory.

Environmental, Health & Safety:  We are committed to protecting the safety, health and security of our employees and that of the environments in which we operate.  We are firm in our policy that we will not compromise employee health and safety or the environment for profit or production. We are passionate about health and safety and pride ourselves on our strategy of prevention through proactive risk elimination and reduction. Our cross-functional leaders and team members work collaboratively to identify risks and to develop and implement control measures leveraging engineering solutions and new technology for mitigation. As a result, in 2021, we have managed to reduce the number of injuries year-over-year and have relatively low injury rates compared to others in our industry.

The COVID-19 pandemic continued to introduce an array of unprecedented challenges, but we responded with urgency to develop and adjust policies and protocols as needed to help prevent spread of the disease in our facilities, while continuing to operate as an essential business to serve our customers and consumers. The health and well-being of our workforce and of our families, as well as compliance with CDC guidelines and federal, state and local mandates, remain priorities for us. We persist with illness prevention measures including allowing remote work where feasible, encouraging those who are sick to stay home, adjusting work practices to facilitate physical distancing, mandating face coverings, restricting visitation and travel and educating employees about the disease, prevention, vaccines and resources available to assist with coping during these difficult times.

Diversity, Equity & Inclusion: We believe that a diverse, equitable and inclusive organization will enhance the sense of belonging for our colleagues, customers, consumers, shareholders and communities. We are committed to building a respectful workplace, educating our colleagues and integrating DE&I within our overall business strategy.  2021 was a significant year in our DE&I journey. As a result of feedback from our colleagues, we took several critical steps.  We educated senior leaders on unconscious bias, completed our Dignity & Respect in the Workplace Survey and hosted listening circles to increase cross-cultural understanding. Respect is the foundation of our DE&I strategy, and we will continue to implement best practices, educate our colleagues on the importance of implementing DE&I strategies and promote a culture where all feel they belong.

Talent Acquisition:  We are committed to a diverse and inclusive workplace environment in which individual differences are recognized, respected and appreciated. We provide job opportunities for growth in an exciting, dynamic and fast-paced workplace environment. We have made investments in our Talent Acquisition team to better enable us to source and recruit talent in today’s challenging labor market, and assist in a great candidate experience and a welcoming new hire onboarding. We have also created a comprehensive hourly recruiting strategy and social media plan for our plant locations, and have further invested in this area for a consistent approach as well as tools and resources to identify diverse talent.

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

We rely on a relatively small number of customers for a significant portion of our revenue. In 2021, sales to our top ten customers accounted for 67% of our total revenue, and our two largest customers, Walmart and Sam’s Club, individually accounted for 29% and 15%, respectively, of our total revenue. Walmart and Sam’s Club are affiliated entities. Sales to Walmart are concentrated more heavily in our Hefty Waste & Storage segment, and sales to Sam’s Club are concentrated more heavily in our Hefty Tableware segment.  The loss of any of our significant customers would have a material adverse effect on our business, financial condition and results of operations.

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

We operate in competitive markets.

We operate in competitive markets.  Our main competitors include The Clorox Company, S.C. Johnson & Sons, Inc., Poly-America, Handi-Foil Corporation, Republic Plastics, Ltd., Trinidad Benham Corporation and Inteplast Group, Ltd.  Although capital costs and intellectual property and technology may create barriers to entry, we face the threat of competition from new entrants to our markets as well as from existing competitors, including competitors outside the United States who may have lower production costs.  Our customers continuously evaluate their suppliers, often resulting in downward pricing pressure and increased pressure to continuously introduce and commercialize innovative new products, improve customer service, maintain strong relationships with our customers and, where applicable, develop and maintain brands that are meaningful to consumers.  If our products fail to compete successfully with other branded or private label offerings, demand for our products and our sales and profitability could be negatively impacted.

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

Fluctuations in raw material and energy costs could adversely affect our business, financial condition and results of operations.  Raw material costs represent a significant portion of our cost of sales. The primary raw materials we use are plastic resins, particularly polyethylene and polystyrene, and aluminum. The prices of our raw materials have fluctuated significantly in recent years. Aluminum prices have been historically volatile as aluminum is a cyclical commodity with prices subject to global market factors. Resin prices have also historically fluctuated with changes in crude oil and natural gas prices as well as changes in refining capacity and the demand for other petroleum-based products. Raw material costs are also impacted by governmental actions, such as tariffs and trade sanctions.  For example, the imposition by the U.S. government of tariffs on products imported from certain countries and trade sanctions against certain countries have introduced greater uncertainty with respect to policies affecting trade between the United States and other countries and have impacted the cost of certain raw materials, including aluminum and resin. Major developments in trade relations, including the imposition of new or increased tariffs by the United States and/or other countries, could have a material adverse effect on our business, financial condition and results of operations. We experienced significant increases in material costs in 2021, particularly in resin and aluminum rates, which negatively impacted our results, and such higher costs may continue.

We typically do not enter into long-term fixed price purchase contracts for our principal raw materials. The majority of sales contracts for our products generally do not contain cost pass-through mechanisms for raw material costs. Where our contracts use such pass-through mechanisms, differences in timing between purchases of raw materials and sales to customers can create a “lead lag” effect during which margins are negatively impacted when raw material costs rise and positively impacted when raw material costs fall. We adjust prices, where possible, to mitigate the effect of production cost increases, including raw materials, but these increases are not always possible or may not cover the increased raw material costs. For example, we implemented multiple rounds of price increases in 2021 and early 2022, however those pricing actions typically lagged material cost increases.

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

Labor shortages and increased labor costs could have a material adverse effect on our business and operations.

Labor costs in the United States are rising, and our industry is experiencing a shortage of workers. Labor is one of the primary components in the cost of operating our business. If we face labor shortages and increased labor costs as a result of increased competition for employees, higher employee turnover rates, increases in the federal, state or local minimum wage or other employee benefits costs, our operating expenses could increase and our growth and results of operations could be adversely impacted. We may be unable to increase prices in order to pass future increased labor costs onto our customers, in which case our margins would be negatively affected. Additionally, if product prices are increased by us to cover increased labor costs, the higher prices could adversely affect sales volumes.

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

We operate in mature markets that are subject to high levels of competition.  Our future performance and growth depends on innovation and our ability to successfully develop or license capabilities to introduce new products, brands, line extensions and product innovations or enter into or expand into adjacent product categories, sales channels or countries.  Our ability to quickly innovate in order to adapt our products to meet changing consumer demands is essential, especially in light of eCommerce and direct-to-consumer channels significantly reducing the barriers for even small competitors to quickly introduce new brands and products directly to consumers.  The development and introduction of new products require substantial and effective research and development and demand creation expenditures, which we may be unable to recoup if the new products do not gain widespread market acceptance.

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

We are affected by seasonality.

Portions of our business have historically been moderately seasonal.  Overall, our strongest sales are in our fourth quarter and our weakest sales are in our first quarter. This is driven by higher levels of sales of cooking products around major U.S. holidays in our fourth quarter, primarily due to the holiday use of Reynolds Wrap, Reynolds Oven Bags and Reynolds Parchment Paper.  Our tableware products generally have higher sales in the second quarter of the year, primarily due to outdoor summertime use of disposable plates, cups and bowls. As a result of this seasonality, any factors negatively affecting us during these periods of any year, including unfavorable economic conditions or pandemic-related impacts, could have a material adverse effect on our financial condition and results of operations for the entire year. Because of quarterly fluctuations caused by these and other factors, comparisons of our operating results across different fiscal quarters may not be accurate indicators of our future performance.

Loss of our key management and other personnel, or an inability to attract new management and other personnel, could negatively impact our business, financial condition and results of operations.

We depend on our senior executive officers and other key personnel to operate our businesses, develop new products and technologies and service our customers.  The loss of any of these key personnel could adversely affect our operations.  Competition is intense for qualified personnel and the loss of them or an inability to attract, retain and motivate additional highly skilled personnel required for the operation and expansion of our business could hinder our ability to successfully conduct research and development activities or develop and support marketable products.  Additionally, the high U.S. employment levels in our industry in recent years have increased turnover as compared to prior periods at some of our facilities and made hiring and retaining hourly employees more difficult. We experienced higher labor costs in 2021 and such higher costs may continue. Any of these factors could have a material adverse effect on our business, financial condition and results of operations.

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

We have recorded a significant amount of goodwill and indefinite-lived intangible assets, representing our Reynolds and Hefty trade names, on our balance sheet. We test the carrying values of goodwill and indefinite-lived intangible assets for impairment at least annually and whenever events or circumstances indicate the carrying value may not be recoverable. The estimates and assumptions about future results of operations and cash flows made in connection with impairment testing could differ from future actual results of operations and cash flows. While we concluded that our goodwill and indefinite-lived intangible assets were not impaired during our annual impairment review performed during the fourth quarter of 2021, future events could cause us to conclude that the goodwill associated with a given segment, or one of our indefinite-lived intangible assets, may have become impaired. Any resulting impairment charge, although non-cash, could have a material adverse effect on our results of operations and financial condition.

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

As of December 31, 2021, we had $2,132 million of outstanding indebtedness under our senior secured term loan facility (“Term Loan Facility”) and up to $250 million of borrowing capacity under our senior secured revolving credit facility (“Revolving Facility”). Our debt level and related debt service obligations:

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

An increase in market interest rates, or the planned phase-out or replacement of the LIBO rate, could increase our interest costs.

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

In addition, in March 2021, the U.K. Financial Conduct Authority (the “FCA”) announced that, on December 31, 2021, publication of all non-U.S. dollar LIBO rate settings and the 1-week and 2-month U.S. dollar LIBO rate settings would permanently cease and that, immediately after June 30, 2023, publication of the overnight and 12-month U.S. dollar LIBO rate settings will permanently cease.  In addition, the FCA announced that immediately after June 30, 2023, the 1-month, 3-month and 6-month U.S. dollar LIBO rates will cease to be provided or, subject to the FCA’s consideration of the case, be provided on a synthetic basis and no longer be representative of the underlying market and economic reality that they are intended to measure and that representativeness will not be restored.   While the credit agreement governing our debt provides a mechanism for determining an alternative rate of interest in the event that no tenors of the LIBO rate are  available, any such alternative, successor, or replacement rate may not be similar to, or produce the same value or economic equivalence of, the LIBO rate or have the same volume or liquidity as did the LIBO rate prior to its discontinuance or unavailability, which may increase our overall interest expense on unhedged variable rate indebtedness which is currently based on the LIBO rate. In addition, there can be no assurance that we will be able to reach an agreement with the administrative agent for our lenders on any such replacement benchmark before experiencing adverse effects due to changes in interest rates, if at all, as our credit agreement provides for an amendment approach as opposed to a hardwired approach where the LIBO rate would be replaced automatically upon a benchmark transition event. We will continue to monitor the situation and address the potential reference rate changes in future debt obligations that we may incur, but the potential effect of the phase-out or replacement of the LIBO rate on our cost of capital cannot yet be determined and any increase in the interest we pay and a corresponding increase in our costs of capital or otherwise could have a material adverse impact on our financial condition, results of operations or cash flows.

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
•

require at least 66-2/3% of the votes that all of our stockholders would be entitled to cast in an annual election of directors in order to amend our certificate of incorporation and bylaws after the date on which PFL and all other entities beneficially owned by Mr. Graeme Richard Hart or his estate, heirs, executor, administrator or other personal representative, or any of his immediate family members or any trust, fund or other entity which is controlled by his estate, heirs, any of his immediate family members or any of their respective affiliates (PFL and all of the foregoing, collectively, the “Hart Entities”) and any other transferee of all of the outstanding shares of common stock held at any time by the Hart Entities which are transferred other than pursuant to a widely distributed public sale (“Permitted Assigns”) beneficially own less than 50% of the outstanding shares of our common stock;

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

We could incur significant liability if our separation from PEI Group fails to qualify as a tax-free transaction for U.S. federal income tax purposes.

We historically operated as part of Pactiv Evergreen Inc. (“PEI”) and its subsidiaries (together with PEI, “PEI Group”). In preparation for our IPO, PEI Group effected certain distributions pursuant to the Corporate Reorganization to transfer its interests in us to PFL in a manner that was intended to qualify as tax-free to PFL and PEI Group under Sections 368(a)(1)(D) and 355 of the Internal Revenue Code of 1986, as amended (“Code”). PEI received a tax opinion as to the tax treatment of these distributions, which relied on certain facts, assumptions, representations and undertakings from Mr. Graeme Hart, PEI Group and us regarding the past and future conduct of the companies’ respective businesses and other matters. If any of these facts, assumptions, representations or undertakings are incorrect or not otherwise satisfied, PEI may not be able to rely on the opinion of tax counsel and could be subject to significant tax liabilities. Notwithstanding the opinion of tax counsel, the Internal Revenue Service (“IRS”) could determine on audit that these distributions are taxable if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated or if it disagrees with the conclusions in the opinion, or for other reasons. If the distributions are determined to be taxable for U.S. federal income tax purposes, PFL, PEI and Pactiv Evergreen Group Holdings Inc. could incur significant U.S. federal income tax liabilities, and we could also incur significant liabilities. Under the tax matters agreement between PEI and us (“Tax Matters Agreement”), we are required to indemnify PEI Group against taxes incurred by them that arise as a result of, among other things, a breach of any representation made by us, including those provided in connection with the opinion of tax counsel or us taking or failing to take, as the case may be, certain actions, in each case, that result in any of the distributions failing to meet the requirements of a tax-free distribution under Sections 355 and 368(a)(1)(D) of the Code.

PFL controls the direction of our business and PFL’s concentrated ownership of our common stock may prevent our stockholders from influencing significant decisions.

PFL owns and controls the voting power of approximately 74% of our outstanding shares of common stock. Under our stockholders agreement with PFL, PFL is entitled to nominate all of our board of directors so long as it owns at least 50% of our shares, and a majority of our board of directors so long as it owns at least 40% of our shares.  Additionally, as long as PFL continues to control a majority of the voting power of our outstanding common stock, it is generally able to determine the outcome of all corporate actions requiring stockholder approval.

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

Our affiliation with PEI Group has provided us with increased scale and reach.  We have leveraged our combined scale to coordinate purchases across our operations to reduce costs.  If we no longer benefit from this relationship, whether because we are no longer affiliated with PEI Group or otherwise, it may result in increased costs for us and higher prices to our customers because we may be unable to obtain goods, services and technology from unaffiliated third parties on terms as favorable as those previously obtained.  As a result of any the above factors, we may be precluded from pursuing certain opportunities that we would otherwise pursue, including growth opportunities, which in turn may adversely affect our business, financial condition and results of operations.

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

•	supply agreements where we sell certain products (primarily aluminum foil containers and roll foil) to, and purchase certain products (primarily tableware) from, Pactiv; and
•	a warehousing and freight services agreement whereby Pactiv provides certain logistics services to us.

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

•	an inability to respond to or capitalize on increased demand, including challenges and increased costs associated with adding capacity and related staffing issues;

•	a change in demand for or availability of our products as a result of retailers, distributors or carriers modifying their inventory, fulfillment or shipping practices; and
•	the unknown duration and magnitude of the increased demand for certain of our products, which may not continue or be consistent with our experience to date.

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

Many of our products come into contact with food when used, and the manufacture, packaging, labeling, storage, distribution, advertising and sale of such products are subject to various laws designed to protect human health and the environment.  For example, in the United States, many of our products are regulated by the Food and Drug Administration (including applicable current good manufacturing practice regulations) and/or the Consumer Product Safety Commission, and our product claims and advertising are regulated by the Federal Trade Commission.  Most states have agencies that regulate in parallel to these federal agencies.  Liabilities under, and/or costs of compliance, and the impact on us of any non-compliance with any such laws and regulations could materially and adversely affect our business, financial condition and results of operations.  In addition, changes in the laws and regulations which we are subject to could impose significant limitations and require changes to our business, which in turn may increase our compliance expenses, make our business more costly and less efficient to conduct, and compromise our growth strategy.

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

A cybersecurity breach or failure of our information systems security measures could expose us to liability and disrupt our operations.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Lake Forest, Illinois. In addition, as of December 31, 2021, our production and distribution network consisted of 22 manufacturing and warehouse facilities in 10 states and one manufacturing facility in Canada, which are used to produce and store the products sold in all four of our business segments. We own the majority of our physical properties. We believe that all of our properties are in good operating condition and are suitable to adequately meet our current needs.

ITEM 3. LEGAL PROCEEDINGS

From time to time, we are a party to various claims, charges and litigation matters arising in the ordinary course of business. Management and legal counsel regularly review the probable outcome of such proceedings. We have established reserves for legal matters that are probable and estimable, and at December 31, 2021, these reserves were not significant. While we cannot feasibly predict the outcome of these matters with certainty, we believe, based on examination of these matters, experience to date and discussions with counsel, that the ultimate liability, individually or in the aggregate, will not have a material adverse effect on our business, financial position, results of operations or cash flows.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Principal Market

Our common stock is listed on The Nasdaq Stock Market LLC under the “REYN” symbol and began “regular way” trading on The Nasdaq Stock Market LLC on January 31, 2020. Prior to that date, there was no public trading market for our common stock.

Stockholders

As of January 31, 2022, there were four holders of record of our common stock. The actual number of our stockholders is greater than this number, and includes beneficial owners whose shares are held in “street name” by banks, brokers and other nominees.

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

Performance Graph

The following graph compares our cumulative total stockholder return from January 31, 2020 to December 31, 2021 to that of the S&P 500 Index, the Russell MidCap Index and a peer group. The graph assumes that the value for the investment in our common stock, each index and the peer group was $100 on January 31, 2020, and that all dividends were reinvested. The complete list of our peer group comprises: Church & Dwight Co. Inc., The Clorox Company, Colgate-Palmolive Company, Energizer Holdings, Inc., Kimberly-Clark Corporation., Newell Brands Inc., The Procter & Gamble Company, The Scotts Miracle-Gro Company, Spectrum Brands Holdings, Inc. and WD-40 Company.

Stockholder returns over the indicated period should not be considered indicative of future stockholder returns.

COMPARISON OF CUMULATIVE TOTAL STOCKHOLDER RETURN
Among Reynolds Consumer Products Inc., the S&P 500 Index, the Russell MidCap Index, and a Peer Group
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
1/20
2/20
3/20
4/20
5/20
6/20
7/20
8/20
9/20
10/20
11/20
12/20
1/21
2/21
3/21
4/21
5/21
6/21
7/21
8/21
9/21
10/21
11/21
12/21
Reynolds Consumer Products Inc.
S&P 500
Russell MidCap
Peer Group

ITEM 6. [RESERVED]

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

Description of the Company and its Business Segments

We are a market-leading consumer products company with a presence in 96% of households across the United States. We produce and sell products across three broad categories: cooking products, waste and storage products and tableware. We sell our products under iconic brands such as Reynolds and Hefty and also under store brands that are strategically important to our customers. Overall, across both our branded and store brand offerings, we hold the #1 or #2 U.S. market share position in the majority of product categories in which we participate.  We have developed our market-leading position by investing in our product categories and consistently developing innovative products that meet the evolving needs and preferences of the modern consumer.

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

We manage our operations in four operating and reportable segments: Reynolds Cooking & Baking, Hefty Waste & Storage, Hefty Tableware and Presto Products:

•

Reynolds Cooking & Baking: Through our Reynolds Cooking & Baking segment, we produce branded and store brand foil, disposable aluminum pans, parchment paper, freezer paper, wax paper, butcher paper, plastic wrap, baking cups, oven bags and slow cooker liners. Our branded products are sold under the Reynolds Wrap, Reynolds KITCHENS and E-Z Foil brands in the United States and selected international markets, under the ALCAN brand in Canada and under the Diamond brand outside of North America.

•

Hefty Waste & Storage: Through our Hefty Waste & Storage segment, we produce both branded and store brand trash and food storage bags. Hefty is a well-recognized leader in the trash bag and food storage bag categories and our private label products offer value to our retail partners.  Our branded products are sold under the Hefty Ultra Strong and Hefty Strong brands for trash bags, and as the Hefty and Baggies brands for our food storage bags. We have the #1 branded market share in the U.S. outdoor trash bag and slider bag segments, and the #2 branded market share in the tall kitchen trash bag segment. Our robust product portfolio in this segment includes a full suite of products, including sustainable solutions such as blue and clear recycling bags, compostable bags, bags made from recycled materials and the Hefty EnergyBag Program.

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

Consumer Demand for our Products

Our business is largely impacted by the demands of our customers, and our success depends on our ability to anticipate and respond to changes in consumer preferences. Our products are household staples with a presence in 96% of households across the United States.

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

Branded products and store brand products accounted for 63% and 37% of our revenue, excluding business-to-business revenue, respectively, in the year ended December 31, 2021. We intend to continue investing in both our branded and store brand products to grow the entire product category. Our scale across household aisles and ability to offer both branded and store brand products enable us to grow the overall category. Through our category captain level advisor roles with our retail partners, we offer marketing and consumer shopping strategies, both in store and online, which expand usage occasions and stimulate consumption.

Costs for Raw Material, Energy, Labor and Freight

Our business is impacted by fluctuations in the prices of the raw materials, energy and freight costs incurred in manufacturing and distributing our products as well as fluctuations in labor and logistics costs related thereto. The primary raw materials used to manufacture our products are plastic resins and aluminum, and we also use commodity chemicals and energy. We are exposed to commodity and other price risk principally from the purchase of resin, aluminum, natural gas, electricity, carton board and diesel. We distribute our products and receive raw materials primarily by rail and truck, which exposes us to fluctuations in labor, freight and handling costs caused by reduced rail and trucking capacity. Sales contracts for our products typically do not contain pass-through mechanisms for raw material, energy, labor and freight cost changes, but we adjust prices, where possible, in response to such price fluctuations.

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

Furthermore, since we distribute our products and receive raw materials primarily by rail and truck, reduced availability of rail or trucking capacity and fluctuations in labor, freight and handling costs have caused us to incur increased expenses in certain periods. Where possible, we also adjust the prices of our products in response to fluctuations in production and distribution costs.

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

We have continued to see at-home use of our products remain strong driven by the consumer response to the COVID-19 pandemic. The duration and magnitude of the increased demand remains unknown, particularly as vaccine rollouts continue, and its ongoing impact on our operations may not be consistent with our experiences to date. At this time, we are unable to predict with any certainty the nature, timing or magnitude of any changes in future sales and/or earnings attributable to the impact of COVID-19 and efforts to reduce its spread. In addition, since the COVID-19 pandemic has been ongoing for over a year, our results in 2021 have comparisons against results in 2020 that benefited significantly from the shift to more at-home use of our products and related increases in demand.

We do not currently anticipate that the COVID-19 pandemic will materially impact our liquidity over the next 12 months.

Overview

Total net revenues increased 9% for the year ended December 31, 2021, compared to the year ended December 31, 2020. The revenue increase was primarily due to pricing actions taken in response to increased material costs and lower levels of trade promotion.

We experienced significant increases in material costs as well as increased labor and logistics costs in 2021. The timing and magnitude of easing of material costs is uncertain at this time, however, we are aggressively implementing price increases, including a fourth round of price increases implemented in early 2022, and other cost reduction initiatives in order to maintain our profitability. Our 2021 earnings decline was primarily attributable to the lag in timing of material cost recovery, which we expect will improve as the cost increases begin to ease and price increases are fully realized.

Non-GAAP Measures

In this Annual Report on Form 10-K we use the non-GAAP financial measures “Adjusted EBITDA”, “Adjusted Net Income” and “Adjusted EPS”, which are measures adjusted for the impact of specified items and are not in accordance with GAAP.

We define Adjusted EBITDA as net income calculated in accordance with GAAP, plus the sum of income tax expense, net interest expense, depreciation and amortization and further adjusted to exclude, as applicable, unrealized gains on commodity derivatives, factoring discounts (pre-IPO), the allocated related party management fee (pre-IPO) and IPO and separation-related costs. We define Adjusted Net Income and Adjusted EPS as Net Income and Earnings Per Share calculated in accordance with GAAP, plus as applicable, the sum of IPO and separation-related costs and the impact of a tax legislation change under the CARES Act enacted on March 27, 2020.

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

The following table presents a reconciliation of our net income, the most directly comparable GAAP financial measure, to Adjusted EBITDA:

	For the Years Ended December 31,
	2021	2020	2019
	(in millions)
Net income – GAAP	$324	$363	$225
Income tax expense	106	153	76
Interest expense, net	48	70	209
Depreciation and amortization	109	99	91
Factoring discount (1)	—	—	25
Allocated related party management fee (2)	—	—	10
IPO and separation-related costs (3)	14	31	31
Unrealized (gains) on derivatives (4)	—	—	(9)
Other	—	1	(3)
Adjusted EBITDA (Non-GAAP)	$601	$717	$655
(1)

Reflects the loss on sale that we incurred when we sold our U.S. trade receivables through PEI Group’s securitization facility. Our participation in this facility ceased upon the completion of our Corporate Reorganization and IPO.

(2)	Reflects our allocation, from PEI Group, of a management fee that was charged by Rank to PEI Group, which ceased upon the completion of our Corporate Reorganization and IPO.
(3)	Reflects costs during the years ended December 31, 2021, 2020 and 2019 related to our separation to operate as a stand-alone public company as well as costs related to the IPO process.
(4)	Reflects the mark-to-market movements in our commodity derivatives.

The following table presents a reconciliation of our net income and diluted EPS, the most directly comparable GAAP financial measures, to Adjusted Net Income and Adjusted EPS:

	Year Ended December 31, 2021			Year Ended December 31, 2020
(in millions, except for per share data)	Net Income	Diluted Shares	Diluted EPS	Net Income	Diluted Shares	Diluted EPS
As Reported - GAAP	$324	210	$1.54	$363	205	$1.77
Assume full period impact of IPO shares (1)	—	—	—	—	5	—
Total	324	210	1.54	363	210	1.73
Adjustments:
IPO and separation-related costs (2)	11	210	0.05	23	210	0.11
Impact of tax legislation change from the CARES Act	—	—	—	27	210	0.13
Adjusted (Non-GAAP)	$335	210	$1.59	$413	210	$1.97

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

(2)

Amounts are after tax, calculated using a tax rate of 24.6% for each of the years ended December 31, 2021 and 2020, which is our effective tax rate for the periods presented excluding the 2020 one-time discrete expense associated with the legislation change from the CARES Act.

Results of Operations

The following discussion should be read in conjunction with our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Detailed comparisons of revenue and results are presented in the discussions of the operating segments, which follow our consolidated results discussion.

Discussions of the year ended December 31, 2020 items and comparisons between the year ended December 31, 2020 and the year ended December 31, 2019 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed on February 12, 2021.

Aggregation of Segment Revenue and Adjusted EBITDA

(in millions)	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Unallocated(2)	Total Reynolds Consumer Products
Net revenues
2021	$1,314	$884	$815	$564	$(21)	$3,556
2020	1,159	818	763	533	(10)	3,263
2019	1,076	709	751	511	(15)	3,032
Adjusted EBITDA (1)
2021	$255	$173	$137	$69	$(33)	$601
2020	254	236	170	98	(41)	717
2019	209	190	178	91	(13)	655

(1)	Adjusted EBITDA is a non-GAAP measure. See “Non-GAAP Measures” for details, including a reconciliation between net income and Adjusted EBITDA.
(2)

The unallocated net revenues include elimination of intersegment revenues and other revenue adjustments. The unallocated Adjusted EBITDA represents the combination of corporate expenses which are not allocated to our segments and other unallocated revenue adjustments.

Year Ended December 31, 2021 Compared with the Year Ended December 31, 2020

Total Reynolds Consumer Products

	For the Years Ended December 31,
(in millions, except for %)	2021	% of Revenue	2020	% of Revenue	Change	% Change
Net revenues	$3,445	97%	$3,147	96%	$298	9%
Related party net revenues	111	3%	116	4%	(5)	(4)%
Total net revenues	3,556	100%	3,263	100%	293	9%
Cost of sales	(2,745)	(77)%	(2,290)	(70)%	(455)	(20)%
Gross profit	811	23%	973	30%	(162)	(17)%
Selling, general and administrative expenses	(320)	(9)%	(358)	(11)%	38	11%
Other expense, net	(13)	—%	(29)	(1)%	16	55%
Income from operations	478	13%	586	18%	(108)	(18)%
Interest expense, net	(48)	(1)%	(70)	(2)%	22	31%
Income before income taxes	430	12%	516	16%	(86)	(17)%
Income tax expense	(106)	(3)%	(153)	(5)%	47	31%
Net income	$324	9%	$363	11%	$(39)	(11)%
Adjusted EBITDA (1)	$601	17%	$717	22%	$(116)	(16)%

(1)	Adjusted EBITDA is a non-GAAP measure. See “Non-GAAP Measures” for details, including a reconciliation between net income and Adjusted EBITDA.

Components of Change in Net Revenues for the Year Ended December 31, 2021 vs. the Year Ended December 31, 2020

	Price	Volume/Mix	Total
Reynolds Cooking & Baking	9%	4%	13%
Hefty Waste & Storage	8%	—%	8%
Hefty Tableware	6%	1%	7%
Presto Products	9%	(3)%	6%
Total RCP	8%	1%	9%

Total Net Revenues. Total net revenues increased by $293 million, or 9%, to $3,556 million. The increase was primarily driven by higher pricing through a combination of pricing actions taken in response to increased material costs and lower levels of trade promotion, as well as higher volume.

Cost of Sales. Cost of sales increased by $455 million, or 20%, to $2,745 million. The increase was driven by an increase of $391 million in material costs as well as increased labor and logistics costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $38 million, or 11%, to $320 million primarily due to lower advertising and personnel costs.

Other Expense, Net. Other expense, net decreased by $16 million, or 55%, to $13 million. The decrease was primarily attributable to lower IPO and separation-related costs compared to the prior year period.

Interest Expense, Net. Interest expense, net decreased by $22 million, or 31%, to $48 million. The decrease was primarily due to lower interest rates and a lower principal balance on our debt.

Income Tax Expense. We recognized income tax expense of $106 million on income before income taxes of $430 million (an effective tax rate of 24.6%) for the year ended December 31, 2021 compared to income tax expense of $153 million on income before income taxes of $516 million (an effective tax rate of 29.7%) for the year ended December 31, 2020. The decrease in the effective tax rate was due to the recognition of a $27 million discrete tax expense associated with the remeasurement of our deferred taxes as a result of the legislation change from the CARES Act in the prior year period. Excluding the impact of this, our effective tax rate was 24.6% for the year ended December 31, 2020.

Adjusted EBITDA. Adjusted EBITDA decreased by $116 million, or 16%, to $601 million. The decrease in Adjusted EBITDA was primarily due to price increases lagging material cost increases and increased labor and logistics costs, partially offset by lower selling, general and administrative expenses and higher volume.

Segment Information

Reynolds Cooking & Baking

	For the Years Ended December 31,
(in millions, except for %)	2021	2020	Change	% change
Total segment net revenues	$1,314	$1,159	$155	13%
Segment Adjusted EBITDA	255	254	1	—%
Segment Adjusted EBITDA Margin	19%	22%

Total Segment Net Revenues. Reynolds Cooking & Baking total segment net revenues increased by $155 million, or 13%, to $1,314 million. The increase in net revenues was primarily driven by higher pricing through a combination of pricing actions taken as a result of increased material costs and lower levels of trade promotions, as well as higher volume.

Adjusted EBITDA. Reynolds Cooking & Baking Adjusted EBITDA was essentially flat at $255 million, compared to $254 million in 2020. Higher volume was mostly offset by increased material costs, net of pricing actions, and increased logistics costs.

Hefty Waste & Storage

	For the Years Ended December 31,
(in millions, except for %)	2021	2020	Change	% change
Total segment net revenues	$884	$818	$66	8%
Segment Adjusted EBITDA	173	236	(63)	(27)%
Segment Adjusted EBITDA Margin	20%	29%

Total Segment Net Revenues. Hefty Waste & Storage total segment net revenues increased by $66 million, or 8%, to $884 million. The increase in net revenues was primarily driven by higher pricing through a combination of pricing actions taken in response to increased material costs and lower levels of trade promotion.

Adjusted EBITDA. Hefty Waste & Storage Adjusted EBITDA decreased by $63 million, or 27%, to $173 million. The decrease in Adjusted EBITDA was primarily driven by material cost increases outpacing price increases as well as increased labor costs, partially offset by lower advertising costs.

Hefty Tableware

	For the Years Ended December 31,
(in millions, except for %)	2021	2020	Change	% change
Total segment net revenues	$815	$763	$52	7%
Segment Adjusted EBITDA	137	170	(33)	(19)%
Segment Adjusted EBITDA Margin	17%	22%

Total Segment Net Revenues. Hefty Tableware total segment net revenues increased by $52 million, or 7%, to $815 million. The increase in net revenues was primarily driven by higher pricing through a combination of pricing actions taken as a result of increased material costs and lower levels of trade promotion.

Adjusted EBITDA. Hefty Tableware Adjusted EBITDA decreased by $33 million, or 19%, to $137 million. The decrease in Adjusted EBITDA was primarily driven by pricing actions lagging material cost increases as well as increased labor costs.

Presto Products

	For the Years Ended December 31,
(in millions, except for %)	2021	2020	Change	% change
Total segment net revenues	$564	$533	$31	6%
Segment Adjusted EBITDA	69	98	(29)	(30)%
Segment Adjusted EBITDA Margin	12%	18%

Total Segment Net Revenues. Presto Products total segment net revenues increased by $31 million, or 6%, to $564 million. The increase in net revenues was primarily driven by pricing actions taken in response to increased material costs, partially offset by lower volume in the current year primarily due to the lapping of heightened consumption in the prior year as well as import and third party delays.

Adjusted EBITDA. Presto Products Adjusted EBITDA decreased by $29 million, or 30%, to $69 million. The decrease in Adjusted EBITDA was primarily driven by price increases lagging material cost increases as well as increased labor and logistics costs.

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

The following table discloses our cash flows for the years presented:

	For the Years Ended December 31,
(in millions)	2021	2020
Net cash provided by operating activities	$310	$319
Net cash used in investing activities	(141)	(143)
Net cash (used in) provided by financing activities	(317)	34
(Decrease) increase in cash and cash equivalents	$(148)	$210

Cash provided by operating activities

Net cash from operating activities decreased by $9 million, or 3%, to $310 million. The decrease was primarily driven by higher net cash outlays, mainly related to inventory investment, as a result of material costs outpacing price increases during 2021 as well as higher cash tax payments, which were partially offset by the $240 million repurchase of accounts receivables in the prior year previously sold through PEI Group’s securitization facility prior to our separation from PEI Group and lower interest payments.

Cash used in investing activities

Net cash used in investing activities decreased by $2 million, or 1%, to $141 million, and was used for the acquisition of property, plant and equipment in both years.

Cash (used in) provided by financing activities

Net cash from financing activities changed by $351 million, from an inflow of $34 million for the year ended December 31, 2020 to an outflow of $317 million for the year ended December 31, 2021. The change in cash flows from financing activities was primarily attributable to higher dividends paid during the current year, changes in principal repayments on the Term Loan Facility and IPO-related activities during the prior year period, which included proceeds received from the IPO and the drawdown of the Term Loan Facility, partially offset by repayments of related party balances.

External Debt Facilities

On February 4, 2020, in conjunction with our Corporate Reorganization and IPO, we entered into the External Debt Facilities which consist of a $2,475 million Term Loan Facility and a Revolving Facility that provides for additional borrowing capacity of up to $250 million, reduced by amounts used for letters of credit.

As of December 31, 2021, the outstanding balance under the Term Loan Facility was $2,132 million. As of December 31, 2021, we had no outstanding borrowings under the Revolving Facility, and we had $8 million of letters of credit outstanding, which reduces the borrowing capacity under the Revolving Facility.

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

During the year ended December 31, 2020, we entered into a series of interest rate swaps which fixed the LIBO rate to an annual rate of 0.18% to 0.47% (for an annual effective interest rate of 1.93% to 2.22%, including margin) for an aggregate notional amount of $1,650 million, of which $800 million notional value was still in effect as of December 31, 2021. The interest rate swaps outstanding as of December 31, 2021 hedge a portion of the interest rate exposure resulting from our Term Loan Facility for periods ranging from one to four years.

Prepayments

The Term Loan Facility contains customary mandatory prepayments, including with respect to excess cash flow, asset sale proceeds and proceeds from certain incurrences of indebtedness.

The Borrower may voluntarily repay outstanding loans under the Term Loan Facility at any time without premium or penalty, other than customary breakage costs with respect to LIBO rate loans. During the year ended December 31, 2021, we made voluntary principal payments of $100 million related to the Term Loan Facility.

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

During the year ended December 31, 2021, cash dividends totaling $0.92 per share were declared and paid. On January 27, 2022, a quarterly cash dividend of $0.23 per share was declared and is to be paid on February 28, 2022. We expect to continue paying cash dividends on a quarterly basis; however, future dividends are at the discretion of our Board of Directors and will depend upon our earnings, capital requirements, financial condition, contractual limitations (including under the Term Loan Facility) and other factors.

We believe that our projected cash position, cash flows from operations and available borrowings under the Revolving Facility are sufficient to meet debt service, capital expenditures and working capital needs for the foreseeable future. However, we cannot ensure that our business will generate sufficient cash flow from operations or that future borrowings will be available under our borrowing agreements in amounts sufficient to pay indebtedness or fund other liquidity needs. Actual results of operations will depend on numerous factors, many of which are beyond our control as further discussed in “Item 1A. Risk Factors”.

Contractual Obligations

The following table summarizes our material contractual obligations as of December 31, 2021:

(in millions)	Total	Less than one year	One to three years	Three to five years	Greater than five years
Long-term debt (1)	$2,368	$65	$128	$126	$2,049
Operating lease liabilities	65	14	24	16	11
Unconditional capital expenditure obligations	67	67	—	—	—
Postretirement benefit plan obligations	48	3	6	6	33
Total contractual obligations	$2,548	$149	$158	$148	$2,093

(1)

Total obligations for long-term debt consist of the principal amounts and interest obligations. The interest rate on the floating rate debt balances has been assumed to be the same as the rate in effect as of December 31, 2021, including the impact of cash flow hedges.

As of December 31, 2021, our liabilities for uncertain tax positions and defined benefit pension obligations totaled $9 million. The ultimate timing of these liabilities cannot be determined; therefore, we have excluded these amounts from the contractual obligations table above.

Off-Balance Sheet Arrangements

We have no material off-balance sheet obligations.

Critical Accounting Estimates

The methods, estimates and judgments we use in applying our most critical accounting policies have a significant impact on the results we report in our consolidated financial statements. Critical accounting estimates are those that involve a significant level of estimation uncertainty and have had or are reasonably likely to have a material impact on our financial condition and results of operations. Specific areas requiring the application of management’s estimates and judgments include, among others, assumptions pertaining to valuation assumptions of goodwill and intangible assets, useful lives of long-lived assets and sales incentives. Accordingly, a different financial presentation could result depending on the judgments, estimates or assumptions that are used. A summary of our significant accounting policies and use of estimates is contained in Note 2 - Summary of Significant Accounting Policies of our consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

We believe that the accounting estimates and assumptions described below involve significant subjectivity and judgment, and changes to such estimates or assumptions could have a material impact on our financial condition or operating results. Therefore, we consider an understanding of the variability and judgment required in making these estimates and assumptions to be critical in fully understanding and evaluating our reported financial results.

Revenue Recognition-Sales Incentives

We routinely commit to one-time or ongoing trade-promotion programs with our customers. Programs include discounts, allowances, shelf-price reductions, end-of-aisle or in-store displays of our products and graphics and other trade-promotion activities conducted by the customer, such as coupons. Collectively, we refer to these as sales incentives or trade promotions. Costs related to these programs are recorded as a reduction to revenue. Our trade promotion accruals are primarily based on estimated volume and incorporate historical sales and spending trends by customer and category. The determination of these estimated accruals requires judgment and may change in the future as a result of changes in customer promotion participation, particularly for new programs and for programs related to the introduction of new products. Final determination of the total cost of a promotion is dependent upon customers providing information about proof of performance and other information related to the promotional event. This process of analyzing and settling trade-promotion programs with customers could impact our results of operations and trade promotion accruals depending on how actual results of the programs compare to original estimates. Sales incentives represented 4%, 5% and 6% of total net revenues for the years ended December 31, 2021, 2020 and 2019, respectively.  As of December 31, 2021 and 2020, we had accruals of $40 million and $35 million, respectively, reflected on our consolidated balance sheets in Accrued and other current liabilities related to sales incentive programs.

Goodwill, Indefinite-Lived Intangible Assets and Long-Lived Assets

We test our goodwill and other indefinite-lived intangible assets for impairment annually in the fiscal fourth quarter unless there are indications during a different interim period that these assets may have become impaired. No impairments were identified as a result of our impairment review performed annually during the fourth quarter of fiscal years 2021, 2020 and 2019.

Goodwill

Our reporting units for goodwill impairment testing purposes are Reynolds Cooking & Baking, Hefty Waste & Storage, Hefty Tableware and Presto Products. No instances of impairment were identified during the fiscal year 2021 annual impairment review. All of our reporting units had fair values that significantly exceeded recorded carrying values. However, future changes in the judgments, assumptions and estimates that are used in the impairment testing for goodwill as described below could result in significantly different estimates of the fair values.

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

Indefinite-Lived Intangible Assets

Our indefinite-lived intangible assets consist of certain trade names. We test indefinite-lived intangible assets for impairment on an annual basis in the fourth quarter and whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We have the option to first assess qualitative factors such as the maturity of the trade name, the magnitude of the excess fair value over carrying value from the prior year’s impairment testing, as well as new events and circumstances impacting the trade name. If the result of a qualitative test indicates a potential for impairment, a quantitative test is performed. If the carrying amount of such asset exceeds its estimated fair value, an impairment charge is recorded for the difference between the carrying amount and the estimated fair value. When a quantitative test is performed we use a relief from royalty computation under the income approach to estimate the fair value of our trade names. This approach requires significant judgments in determining (i) the estimated future branded revenue from the use of the asset; (ii) the relevant royalty rate to be applied to these estimated future cash flows; and (iii) the appropriate discount rates applied to those cash flows to determine fair value. Changes in such estimates or the use of alternative assumptions could produce different results. No instances of impairment were identified during the fiscal year 2021 annual impairment review. Each of our indefinite-lived intangible assets had fair values that significantly exceeded recorded carrying values.

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

Interest Rate Risk

We had significant variable rate debt commitments outstanding as of December 31, 2021, which accrue interest at the LIBO rate plus an applicable margin of 1.75%. These on-balance sheet financial instruments expose us to interest rate risk.

During September 2020, we entered into a series of interest rate swaps which fixed the LIBO rate to an annual rate of 0.18% to 0.47% (for an annual effective interest rate of 1.93% to 2.22%, including margin) for an aggregate notional amount of $1,650 million, of which $800 million notional value is still in effect as of December 31, 2021. These interest rate swaps hedge a portion of the interest rate exposure resulting from our Term Loan Facility. We classified these instruments as cash flow hedges. Our cash flow hedge contracts outstanding as of December 31, 2021 cover periods ranging from one to four years. Our average variable rate for an aggregate remaining notional amount of $800 million is a one month LIBO rate plus an applicable margin of 1.75%. The fair value of our interest rate swaps included on our consolidated balance sheets as of December 31, 2021 was not material.

(in millions)	Pay fixed / receive variable notional	Average pay rate
2022	650	0.2%
2023	—	—
2024	—	—
2025	150	0.5%
Total	$800

Based on the unhedged outstanding borrowings under the Term Loan Facility as of December 31, 2021, a 100-basis point increase (decrease) in the interest rates under the Term Loan Facility would result in a $13 million increase (decrease) in interest expense, per annum, on our borrowings.

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

During the year ended December 31, 2021, there were no realized or unrealized gains or losses related to commodity derivatives.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Reynolds Consumer Products Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Reynolds Consumer Products Inc. and its subsidiaries (the “Company”) as of December 31, 2021 and 2020, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the consolidated financial statements included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

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

Revenue Recognition including Sales Incentives

As disclosed in the consolidated financial statements, the Company recorded net revenues of $3,556 million for the year ended December 31, 2021. As described in Note 2 to the consolidated financial statements, consideration in contracts with customers is variable due to anticipated reductions such as discounts, allowances and trade promotions. Accordingly, revenues are recorded net of estimated sales incentives, based on known or expected adjustments. The transaction price is estimated based on the amount of consideration to which management believes they will be entitled.

The principal considerations for our determination that performing procedures relating to revenue recognition including sales incentives is a critical audit matter are a high degree of auditor effort in performing procedures and evaluating audit evidence related to contractual terms in customer arrangements to determine the amount of consideration.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of certain controls relating to revenues and sales incentives. These procedures also included, among others, (i) evaluating contractual terms in customer arrangements that impact management’s determination of the consideration including sales incentives related to the product; (ii) evaluating revenue transactions by testing the issuance and settlement of invoices and credit memos; (iii) tracing transactions not settled to a detailed listing of accounts receivable; (iv) sampling outstanding customer invoice balances at year end by obtaining and inspecting source documents, including invoices, sales contracts, and subsequent cash receipts; and (v) testing the completeness and accuracy of data provided by management.

/s/PricewaterhouseCoopers LLP

Chicago, Illinois

February 9, 2022

We have served as the Company’s auditor since 2015.

Reynolds Consumer Products Inc.

Consolidated Statements of Income

For the Years Ended December 31

(in millions, except for per share data)

	2021	2020	2019
Net revenues	$3,445	$3,147	$2,883
Related party net revenues	111	116	149
Total net revenues	3,556	3,263	3,032
Cost of sales	(2,745)	(2,290)	(2,152)
Gross profit	811	973	880
Selling, general and administrative expenses	(320)	(358)	(305)
Other expense, net	(13)	(29)	(65)
Income from operations	478	586	510
Interest expense, net	(48)	(70)	(209)
Income before income taxes	430	516	301
Income tax expense	(106)	(153)	(76)
Net income	$324	$363	$225

Earnings per share
Basic	$1.54	$1.78	$1.45
Diluted	$1.54	$1.77	$1.45

Weighted average shares outstanding:
Basic	209.8	204.5	155.5
Diluted	209.8	204.5	155.5

See accompanying notes to the consolidated financial statements.

Reynolds Consumer Products Inc.

Consolidated Statements of Comprehensive Income

For the Years Ended December 31

(in millions)

	2021	2020	2019
Net income	$324	$363	$225
Other comprehensive income (loss), net of income taxes:
Currency translation adjustment	—	—	1
Employee benefit plans	4	(3)	(6)
Interest rate derivatives	5	(1)	—
Other comprehensive income (loss), net of income taxes	9	(4)	(5)
Comprehensive income	$333	$359	$220

See accompanying notes to the consolidated financial statements.

Reynolds Consumer Products Inc.

Consolidated Balance Sheets

As of December 31

(in millions, except for per share data)

	2021	2020
Assets
Cash and cash equivalents	$164	$312
Accounts receivable, net	316	292
Other receivables	12	9
Related party receivables	10	8
Inventories	583	419
Other current assets	19	13
Total current assets	1,104	1,053
Property, plant and equipment, net	677	612
Operating lease right-of-use assets, net	55	61
Goodwill	1,879	1,879
Intangible assets, net	1,061	1,092
Other assets	36	25
Total assets	$4,812	$4,722
Liabilities
Accounts payable	$261	$185
Related party payables	38	41
Current portion of long-term debt	25	25
Accrued and other current liabilities	160	181
Total current liabilities	484	432
Long-term debt	2,087	2,208
Long-term operating lease liabilities	46	51
Deferred income taxes	351	326
Long-term postretirement benefit obligation	50	53
Other liabilities	38	37
Total liabilities	$3,056	$3,107
Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock, $0.001 par value; 2,000 shares authorized; 210 shares issued and outstanding	—	—
Additional paid-in capital	1,381	1,381
Accumulated other comprehensive income	10	1
Retained earnings	365	233
Total stockholders' equity	1,756	1,615
Total liabilities and stockholders' equity	$4,812	$4,722

See accompanying notes to the consolidated financial statements.

Reynolds Consumer Products Inc.

Consolidated Statements of Stockholders’ Equity

(in millions, except for per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Net Parent (Deficit)	Accumulated Other Comprehensive Income	Total Equity (Deficit)
Balance as of December 31, 2018	$—	$—	$—	$(1,034)	$7	$(1,027)
Adoption of new accounting principle	—	—	—	(3)	3	—
Net income	—	—	—	225	—	225
Other comprehensive loss, net of income taxes	—	—	—	—	(5)	(5)
Net transfers (to) from Parent	—	—	—	(11)	—	(11)
Balance as of December 31, 2019	$—	$—	$—	$(823)	$5	$(818)
Net income	—	—	357	6	—	363
Other comprehensive loss, net of income taxes	—	—	—	—	(4)	(4)
Net transfers (to) from Parent	—	—	—	855	—	855
Reclassification of net parent (deficit) in RCP	—	38	—	(38)	—	—
Issuance of common stock, net of costs	—	1,339	—	—	—	1,339
Dividends ($0.59 per share declared)	—	—	(124)	—	—	(124)
Other	—	4	—	—	—	4
Balance as of December 31, 2020	$—	$1,381	$233	$—	$1	$1,615
Net income	—	—	324	—	—	324
Other comprehensive income, net of income taxes	—	—	—	—	9	9
Dividends ($0.92 per share declared and paid)	—	—	(192)	—	—	(192)
Balance as of December 31, 2021	$—	$1,381	$365	$—	$10	$1,756

See accompanying notes to the consolidated financial statements.

Reynolds Consumer Products Inc.

Consolidated Statements of Cash Flows

For the Years Ended December 31

(in millions)

	2021	2020	2019
Cash provided by operating activities
Net income	$324	$363	$225
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	109	99	91
Deferred income taxes	22	67	1
Unrealized (gains) losses on commodity derivatives	—	—	(9)
Stock compensation expense	4	5	—
Change in assets and liabilities:
Accounts receivable, net	(24)	(279)	2
Other receivables	(3)	(2)	6
Related party receivables	(2)	5	(27)
Inventories	(165)	—	2
Accounts payable	71	54	(6)
Related party payables	(3)	(28)	(89)
Related party accrued interest payable	—	(18)	133
Income taxes payable	(7)	7	72
Accrued and other current liabilities	(15)	38	9
Other assets and liabilities	(1)	8	(7)
Net cash provided by operating activities	310	319	403
Cash used in investing activities
Acquisition of property, plant and equipment	(141)	(143)	(109)
Advances to related parties	—	—	(170)
Repayments from related parties	—	—	151
Net cash used in investing activities	(141)	(143)	(128)
Cash (used in) provided by financing activities
Repayment of long-term debt	(125)	(218)	(21)
Dividends paid	(192)	(124)	—
Proceeds from long-term debt, net of discounts	—	2,472	—
Repayments of PEI Group Credit Agreement	—	(8)	—
Advances from related parties	—	240	67
Repayments to related parties	—	(3,627)	(141)
Deferred debt transaction costs	—	(28)	(4)
Proceeds from IPO settlement facility	—	1,168	—
Repayment of IPO settlement facility	—	(1,168)	—
Issuance of common stock	—	1,410	—
Equity issuance costs	—	(69)	—
Net transfers from (to) Parent	—	(14)	(97)
Net cash (used in) provided by financing activities	(317)	34	(196)
Cash and cash equivalents:
(Decrease) increase in cash and cash equivalents	(148)	210	79
Balance as of beginning of the year	312	102	23
Balance as of end of the year	$164	$312	$102

Cash paid:
Interest - long-term debt	41	60	103
Interest - related party borrowings	—	23	6
Income taxes	91	76	4

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

Reynolds Consumer Products Inc.

Notes to the Consolidated Financial Statements

Note 1 - Description of Business and Basis of Presentation

Description of Business:

Reynolds Consumer Products Inc. and its subsidiaries (“we”, “us” or “our”) produce and sell products across three broad categories: cooking products, waste and storage products and tableware. We sell our products under brands such as Reynolds and Hefty, and also under store brands. Our product portfolio includes aluminum foil, wraps, disposable bakeware, trash bags, food storage bags and disposable tableware. We report four business segments: Reynolds Cooking & Baking; Hefty Waste & Storage; Hefty Tableware; and Presto Products.

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

All financial information presented after our Corporate Reorganization and IPO represents the consolidated financial statements of our company. Our consolidated statements of income include allocations of certain expenses for services provided by PEI Group prior to our separation in February 2020, including, but not limited to, general corporate expenses related to group wide functions including executive management, finance, legal, tax, information technology and a portion of a related party management fee incurred by PEI Group. Total costs allocated to us for these functions were $2 million and $41 million for the years ended December 31, 2020 and 2019, respectively, and were primarily included in selling, general and administrative expenses in our consolidated statements of income. These amounts include costs of $1 million and $22 million for the years ended December 31, 2020 and 2019, respectively, that were not historically allocated to us as part of PEI Group's normal monthly reporting process. Additionally, in the years ended December 31, 2020 and 2019, costs of $2 million and $28 million, respectively, were allocated to us related to the IPO process that cannot be deferred and offset against the IPO proceeds, as well as costs related to our preparations to operate as a stand-alone public company, which were included in other expense, net in our consolidated statements of income. All of these expenses have been allocated on a basis considered reasonable by management, using either specific identification, such as direct usage or headcount when identifiable, or proportional allocations determined with reference to time incurred, relative to revenues, or other reasonable methods of allocation. Amounts allocated on a proportional basis relate to certain corporate functions and are reflective of the time and effort expended in the provision of these corporate functions to us.

Net Parent deficit represented the former Parent’s interest in our net assets. As a direct ownership relationship did not exist between the various entities of our previously combined group, a Net Parent deficit account was shown in our previously combined financial statements. The majority of transactions between us and PEI Group have a history of settlement or were settled for cash in conjunction with our separation from PEI Group and IPO. These transactions have been reflected in our consolidated balance sheets as related party receivables and payables. Transactions that did not have a history of settlement were reflected in equity (deficit) in our previously combined balance sheets as Net Parent deficit and, when cash was utilized (contributed), in our consolidated statements of cash flows as a financing activity in net transfers from (to) Parent.  Refer to Note 17 - Related Party Transactions for further information.

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

Reynolds Consumer Products Inc.

Notes to the Consolidated Financial Statements

Note 2 - Summary of Significant Accounting Policies

Use of Estimates:

We prepare our consolidated financial statements in accordance with GAAP, which requires us to make estimates and assumptions that affect a number of amounts in our consolidated financial statements. Significant accounting policy elections, estimates and assumptions include, among others, valuation assumptions of goodwill and intangible assets, useful lives of long-lived assets, sales incentives, income taxes and benefit plan assumptions. We base our estimates on historical experience and other assumptions that we believe are reasonable. If actual amounts differ from estimates, we include the revisions in our consolidated results of operations in the period the actual amounts become known. Historically, the aggregate differences, if any, between our estimates and actual amounts in any year have not had a material effect on our consolidated financial statements.

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

Cash and Cash Equivalents:

Cash and cash equivalents include demand deposits with banks and all highly liquid investments with original maturities of three months or less. We maintain our bank accounts with a relatively small number of high quality financial institutions. Cash balances held by non-U.S. entities as of December 31, 2021 and 2020 were $7 million and $9 million, respectively.

Accounts Receivable:

Accounts receivable are recorded at face amounts less an allowance for doubtful accounts. The allowance is an estimate based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable balance.  We evaluate the aging of the accounts receivable balances and the financial condition of our customers to estimate the amount of accounts receivable that may not be collected in the future and record the appropriate provision. The allowance for doubtful accounts was not material as of December 31, 2021 and 2020.

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

Reynolds Consumer Products Inc.

Notes to the Consolidated Financial Statements

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

Marketing, Advertising and Research and Development:

We promote our products with marketing and advertising programs. These programs include, but are not limited to, cooperative advertising, in-store displays and consumer marketing promotions. The costs of end-consumer marketing programs that are conducted in conjunction with our customers, such as coupons, are recorded as a reduction to revenue. We do not defer these costs on our consolidated balance sheets and all marketing and advertising costs are recorded as an expense in the year incurred. Advertising expense was $43 million, $72 million and $57 million in the years ended December 31, 2021, 2020 and 2019, respectively. We expense product research and development costs as incurred. Research and development expense was $36 million, $41 million and $33 million in the years ended December 31, 2021, 2020 and 2019, respectively. We record marketing and advertising as well as research and development expenses in selling, general and administrative expenses.

Stock-based Compensation:

Stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the period in which the awards vest in accordance with applicable guidance under Accounting Standards Codification (“ASC”) 718, Compensation—Stock Compensation. In contemplation of us issuing shares to the public, we granted restricted stock units (“RSUs”) in July 2019 to certain members of management, pursuant to retention agreements entered into with these employees. These RSUs vest upon satisfaction of both a performance-based vesting condition, which was satisfied when we completed our IPO on February 4, 2020, and a service-based vesting condition, which will be satisfied with respect to one-third of an employee’s RSUs on each anniversary from the date of our IPO for three consecutive years, subject to the employee’s continued employment through the applicable vesting date. We have also granted RSUs to certain members of management and to certain members of our Board of Directors that have a service-based vesting condition. In addition, we granted performance stock units (“PSUs”) to certain members of management that have a performance-based vesting condition. We account for forfeitures of outstanding but unvested grants in the period they occur.

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

Reynolds Consumer Products Inc.

Notes to the Consolidated Financial Statements

derivative instruments are classified as operating activities in our consolidated statements of cash flows based on the nature of the derivative instrument. Historically, we have not elected to use hedge accounting. Accordingly, any unrealized gains or losses (mark-to-market impacts) and realized gains or losses are recorded in cost of sales in our consolidated statements of income.

Income Taxes:

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

Our assets and liabilities measured at fair value on a recurring basis are presented in Note 8 - Financial Instruments. We had no assets or liabilities measured at fair value on a non-recurring basis in any of the years presented.

In addition to fair value disclosure requirements related to financial instruments carried at fair value, accounting standards require disclosures regarding the fair value of all of our financial instruments. The carrying values of cash equivalents, accounts receivables, other receivables, related party receivables, accounts payable, related party payables and accrued and other current liabilities are reasonable estimates of their fair values as of December 31, 2021 and 2020 due to the short-term nature of these instruments.

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

Reynolds Consumer Products Inc.

Notes to the Consolidated Financial Statements

Transfers of Financial Assets:

Prior to our separation from PEI Group and IPO in February 2020, we accounted for transfers of financial assets, such as non-recourse accounts receivable factoring arrangements, when we surrendered control over the related assets. Determining whether control has transferred requires an evaluation of relevant legal considerations, an assessment of the nature and extent of our continuing involvement with the assets transferred and any other relevant considerations. We had a non-recourse factoring arrangement in which we sold eligible receivables to a special purpose entity (“SPE”) consolidated by PEI Group in exchange for cash. We transferred sold accounts receivables in their entirety to PEI Group and satisfied all of the conditions to report the transfer of financial assets in their entirety as a sale. The SPE was considered to be a VIE, however we were not its primary beneficiary because we did not have the power to direct any of its most significant activities through our arrangement as a collecting agent. On January 30, 2020, we repurchased all of the U.S. accounts receivable sold for $264 million, $240 million of which was settled in cash and the remaining amount used to settle certain current related party receivables. The proceeds from the sales of receivables are included in cash from operating activities in our consolidated statements of cash flows.

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

Reynolds Consumer Products Inc.

Notes to the Consolidated Financial Statements

Note 3 - Inventories

Inventories consisted of the following:

	As of December 31,
	2021	2020
	(in millions)
Raw materials	$206	$138
Work in progress	63	54
Finished goods	276	194
Spare parts	38	33
Inventories	$583	$419

Note 4 - Property, Plant and Equipment, Net

Property, plant and equipment, net consisted of the following:

	As of December 31,
	2021	2020
	(in millions)
Land and land improvements	$43	$36
Buildings and building improvements	183	145
Machinery and equipment	1,126	1,005
Construction in progress	77	118
Property, plant and equipment, at cost	1,429	1,304
Less: accumulated depreciation	(752)	(692)
Property, plant and equipment, net	$677	$612

Depreciation expense was $78 million, $68 million and $59 million for the years ended December 31, 2021, 2020 and 2019, respectively, of which $70 million, $62 million and $55 million, respectively, was recognized in cost of sales and $8 million, $6 million and $4 million, respectively, was recognized in selling, general and administrative expenses.

Note 5 - Goodwill and Intangible Assets

Goodwill by reportable segment was as follows:

	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Total
	(in millions)
Balance as of December 31, 2019	$794	$505	$282	$298	$1,879
Movements	—	—	—	—	—
Balance as of December 31, 2020	794	505	282	298	1,879
Movements	—	—	—	—	—
Balance as of December 31, 2021	$794	$505	$282	$298	$1,879

Reynolds Consumer Products Inc.

Notes to the Consolidated Financial Statements

Intangible assets, net consisted of the following:

	As of December 31, 2021			As of December 31, 2020
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
	(in millions)
Finite-lived intangible assets
Customer relationships	$580	$(371)	$209	$580	$(342)	$238
Trade names	25	(23)	2	25	(21)	4
Total finite-lived intangible assets	605	(394)	211	605	(363)	242
Indefinite-lived intangible assets
Trade names	850	—	850	850	—	850
Total intangible assets	$1,455	$(394)	$1,061	$1,455	$(363)	$1,092

Amortization expense for intangible assets was $31 million, $31 million and $32 million for the years ended December 31, 2021, 2020 and 2019, respectively, and has been recognized in selling, general and administrative expenses. For the next five years, we estimate annual amortization expense of approximately $28 million each year.

Note 6 - Debt

Long-Term Debt:

Long-term debt consisted of the following:

	As of December 31,
	2021	2020
	(in millions)
Term Loan Facility	$2,132	$2,257
Deferred financing transaction costs	(18)	(21)
Original issue discounts	(2)	(3)
	2,112	2,233
Less: current portion	(25)	(25)
Long-term debt	$2,087	$2,208

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

Reynolds Consumer Products Inc.

Notes to the Consolidated Financial Statements

Term Loan Facility

The Term Loan Facility matures in February 2027. The Term Loan Facility amortizes in equal quarterly installments of $6 million, which commenced in June 2020, with the balance payable on maturity. During the year ended December 31, 2021, we made voluntary principal payments of $100 million on our Term Loan Facility.

Revolving Facility

The Revolving Facility matures in February 2025 and includes a sub-facility for letters of credit. As of December 31, 2021, we had no outstanding borrowings under the Revolving Facility, and we had $8 million of letters of credit outstanding, which reduces the borrowing capacity under the Revolving Facility.

Fair Value of Our Long-Term Debt

The fair value of our long-term debt as of December 31, 2021, which is a Level 2 fair value measurement, approximates the carrying value due to the variable market interest rate and the stability of our credit profile.

Interest expense, net:

Interest expense, net consisted of the following:

	For the Years Ended December 31,
	2021	2020	2019
	(in millions)
Interest expense, Term Loan Facility	$41	$52	$—
Amortization of deferred financing transaction costs	4	4	1
Interest expense, PEI Group U.S. Term Loan	—	8	101
Interest expense, related party borrowings (1)	—	5	140
Interest income, related party receivables (1)	—	—	(33)
Other	3	1	—
Interest expense, net	$48	$70	$209

(1)	Refer to Note 17 – Related Party Transactions for additional information.

Scheduled Maturities

Below is a schedule of required future repayments on our debt outstanding as of December 31, 2021:

(in millions)
2022	$25
2023	25
2024	25
2025	25
2026	25
Thereafter	2,007
Total long-term debt	$2,132

Reynolds Consumer Products Inc.

Notes to the Consolidated Financial Statements

Note 7 - Leases

We lease certain buildings and plant and equipment. Our leases have reasonably assured remaining lease terms of up to 8 years. Certain leases include options to renew for up to 15 years. At lease inception, we determine the lease term by assuming the exercise of those renewal options that are reasonably certain. Some leases have variable payments, however, because they are not based on an index or rate, they are not included in the measurement of ROU assets and operating lease liabilities. Variable payments for real estate leases relate primarily to common area maintenance, insurance, taxes and utilities associated with the properties. Variable payments for equipment leases relate primarily to hours, miles, or other quantifiable usage factors, which are not determinable at the time of lease inception. These variable payments are expensed as incurred. The discount rate applied to our leases in determining the present value of lease payments is our incremental borrowing rate based on the information available at the commencement date. Leases with an initial term of 12 months or less are not recorded in our consolidated balance sheets and we recognize lease expense for these leases on a straight-line basis over the lease term. We do not have finance leases.

Lease costs consisted of the following:

	As of December 31,
	2021	2020	2019
	(in millions)
Operating lease costs	$15	$16	$11
Variable lease costs	1	1	1
Short-term lease costs	3	3	5
Total lease costs	$19	$20	$17

Future lease payments under non-cancellable leases were as follows:

As of December 31,
2021
(in millions)
2022	$14
2023	12
2024	12
2025	10
2026	6
Thereafter	11
Total undiscounted lease payments	65
Less: imputed interest	(8)
Operating lease liabilities	$57

As of December 31, 2021, there were no material lease transactions that we have entered into but have not yet commenced.

Operating lease liabilities and ROU assets included in our consolidated balance sheets were as follows:

	As of December 31,
	2021	2020
	(in millions)
Accrued and other current liabilities	$11	$13
Long-term operating lease liabilities	46	51
	$57	$64
Operating lease right-of-use assets, net	$55	$61

During the years ended December 31, 2021 and 2020, new leases and lease modifications resulted in the recognition of ROU assets and corresponding lease liabilities of $9 million and $31 million, respectively. During the years ended December 31, 2021, 2020 and 2019, cash flows from operating activities in the consolidated statements of cash flows reflected $15 million, $14 million, and $10 million, respectively, of payments for operating lease liabilities.

Reynolds Consumer Products Inc.

Notes to the Consolidated Financial Statements

As of December 31, 2021, the weighted average remaining lease term and weighted average discount rate for operating leases was 5.42 years and 5.09%, respectively.

Note 8 - Financial Instruments

Interest Rate Derivatives

During the year ended December 31, 2020, we entered into a series of interest rate swaps which fixed the LIBO rate to an annual rate of 0.18% to 0.47% (for an annual effective interest rate of 1.93% to 2.22%, including margin) for an aggregate notional amount of $1,650 million, of which $800 million notional value was still in effect as of December 31, 2021. These interest rate swaps hedge a portion of the interest rate exposure resulting from our Term Loan Facility. We classified these instruments as cash flow hedges. Our cash flow hedge contracts outstanding as of December 31, 2021 cover periods ranging from one to four years. The effective portion of the gain or loss on the open hedging instrument is recorded in accumulated other comprehensive income and will be reclassified into earnings as interest expense, net when settled. The associated asset or liability on the open hedges is recorded at its fair value in other assets or other liabilities, as applicable. The effect of our interest rate derivatives on accumulated other comprehensive income and the consolidated statements of income for the year ended December 31, 2021 were not material. The fair value of our interest rate contracts designated as cash flow hedging instruments included on our consolidated balance sheets as of December 31, 2021 and 2020 was not material.

Note 9 - Benefit Plans

Defined Benefit Plan

After our separation from PEI Group and IPO in February 2020, we established a defined benefit plan for certain of our employees. The initial liability was $2 million which was funded during 2020. The plan is non-contributory and eligible employees are fully vested after five years of service. The impact of the liability of the defined benefit plan on our consolidated balance sheets as of December 31, 2021 and 2020 was not material.

Defined Contribution Plans

We offer defined contribution plans to eligible employees in the United States as well as employees in certain other countries. Our expense relating to defined contribution plans was $26 million, $24 million and $20 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Postretirement Benefit Plan

Certain of our employees in the United States participate in a postretirement benefit plan. Our postretirement benefit plan is not funded. The changes in and the amount of the accumulated postretirement benefit obligation were as follows:

	As of December 31,
	2021	2020
	(in millions)
Accumulated postretirement benefit obligation as of January 1	$54	$51
Service cost	1	1
Interest cost	1	2
Benefits paid	(3)	(4)
Actuarial (gains) losses	(5)	4
Accumulated postretirement benefit obligation as of December 31	$48	$54

Reynolds Consumer Products Inc.

Notes to the Consolidated Financial Statements

The accrued benefit obligation was included in our consolidated balance sheets as follows:

	As of December 31,
	2021	2020
	(in millions)
Accrued and other current liabilities	$3	$3
Long-term postretirement benefit obligation	45	51
	$48	$54

A portion of our accrued benefit obligation has been recorded in accumulated other comprehensive income as follows:

	As of December 31, 2019	Changes	As of December 31, 2020	Changes	As of December 31, 2021
	(in millions)
Net actuarial gain (loss)	$15	$(5)	$10	$5	$15
Deferred income tax (expense) benefit	(4)	2	(2)	(1)	(3)
Accumulated other comprehensive income	$11	$(3)	$8	$4	$12

We used the following weighted-average assumptions to determine our postretirement benefit obligations:

	As of December 31,
	2021	2020
Discount rate	2.90%	2.54%
Health care cost trend rate assumed for next year	6.60%	6.90%
Ultimate trend rate	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2029	2029

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

Components of Net Periodic Postretirement Costs:

Our total net periodic pension and postretirement benefit cost for each of the years ended December 31, 2021, 2020 and 2019 was not material. Prior to the separation from PEI Group in February 2020, our net periodic benefit costs included only our other postretirement benefit plan. After the separation, total net periodic benefit costs include all costs associated with our defined benefit and other postretirement plans.

The service cost component of net periodic postretirement costs, interest cost and amortization of actuarial gain are recognized in cost of sales in the consolidated statements of income.

We used the following weighted-average assumptions to determine our net periodic postretirement health care cost:

	For the Years Ended December 31,
	2021	2020	2019
Discount rate	2.54%	3.24%	4.37%
Health care cost trend rate assumed for next year	6.90%	7.20%	7.70%
Ultimate trend rate	4.50%	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2029	2029	2029

Future Benefit Payments:

Expected contributions for the next fiscal year equal the estimated benefit payments of $3 million.

Reynolds Consumer Products Inc.

Notes to the Consolidated Financial Statements

Our estimated future benefit payments for our postretirement benefit plan as of December 31, 2021 were as follows:

(in millions)
2022	$3
2023	3
2024	3
2025	3
2026	3
2027-2031	14

Note 10 - Stock-based Compensation

We granted restricted stock units (“RSUs”) in July 2019 to certain members of management, pursuant to retention agreements entered into with these employees (the “IPO Grants”). These RSUs vest upon satisfaction of both a performance-based vesting condition, which was satisfied when we completed our IPO on February 4, 2020, and a service-based vesting condition, which will be satisfied with respect to one-third of an employee’s RSUs on each anniversary from the date of our IPO for three consecutive years, subject to the employee’s continued employment through the applicable vesting date.

In addition, in conjunction with our Corporate Reorganization and IPO in February 2020, we established an equity incentive plan for purposes of granting stock-based compensation awards to certain of our senior management, our non-executive directors and to certain employees, to incentivize their performance and align their interests with ours. We have granted RSUs to certain employees and non-employee directors that have a service-based vesting condition. In addition, we have granted performance stock units (“PSUs”) to certain members of management that have a performance-based vesting condition. We account for forfeitures of outstanding but unvested grants in the period they occur. A maximum of 10.5 million shares of common stock were initially available for issuance under equity incentive awards granted pursuant to the plan. In the years ended December 31, 2021 and 2020, 0.2 million and 0.3 million RSUs and 0.2 million and 0.2 million PSUs were granted, respectively.

A summary of activity for RSUs and PSUs for the years ended December 31, 2021 and 2020, is as follows (in millions, except for per share data):

	Shares	Weighted-Average Grant-Date Fair Value Per Share
Unvested, at January 1, 2020	—	$—
Granted	0.5	29
Forfeited	(0.1)	27
Vested	—	—
Unvested, at December 31, 2020	0.4	$29
Granted	0.3	30
Forfeited	—	—
Vested	(0.1)	28
PSU performance adjustment	(0.2)	30
Unvested, at December 31, 2021	0.4	$29

Unrecognized compensation expense relating to unvested RSUs and PSUs as of December 31, 2021, was $6 million, which is expected to be recognized over a weighted average period of 1.4 years.

There were stock-based compensation awards representing 0.4 million shares outstanding at December 31, 2021 and 2020. Stock-based compensation expense was $4 million and $5 million for the years ended December 31, 2021 and 2020, respectively.

Reynolds Consumer Products Inc.

Notes to the Consolidated Financial Statements

Note 11 - Accrued and Other Current Liabilities

Accrued and other current liabilities consisted of the following:
	As of December 31,
	2021	2020
	(in millions)
Trade promotion allowances	$40	$35
Accrued personnel costs	34	63
Other	86	83
Accrued and other current liabilities	$160	$181

Note 12 - Other Expense, Net

Other expense, net consisted of the following:

	For the Years Ended December 31,
	2021	2020	2019
	(in millions)
Factoring discount (1)	$—	$—	$25
Allocated related party management fee (2)	—	—	10
IPO and separation-related costs (3)	14	31	31
Other	(1)	(2)	(1)
Other expense, net	$13	$29	$65
(1)

Reflects the loss on sale that we incurred when we sold our U.S. trade receivables through PEI Group’s securitization facility. Our participation in this facility ceased upon the completion of our Corporate Reorganization and IPO.

(2)	Reflects our allocation, from PEI Group, of a management fee that was charged by Rank to PEI Group, which ceased upon the completion of our Corporate Reorganization and IPO.
(3)	Reflects costs related to our separation to operate as a stand-alone public company and the IPO process.

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

As of December 31, 2021, there were no legal proceedings pending other than those for which we have determined that the possibility of a material outflow is remote.

Reynolds Consumer Products Inc.

Notes to the Consolidated Financial Statements

Note 14 - Accumulated Other Comprehensive Income

The following table summarizes the changes in our balances of each component of accumulated other comprehensive income.

	For the Years Ended December 31,
	2021	2020	2019
	(in millions)
Currency translation adjustments:
Balance as of beginning of period	$(6)	$(6)	$(7)
Currency translation adjustments	—	—	1
Other comprehensive income	—	—	1
Balance as of end of period	$(6)	$(6)	$(6)
Employee benefit plans:
Balance as of beginning of period	$8	$11	$14
Adoption of new accounting principle	—	—	3
Net actuarial gain (loss) arising during period	6	(4)	(5)
Deferred tax (expense) benefit on net actuarial gain (loss)	(1)	2	1
(Gains) and losses reclassified into net income:
Amortization of actuarial gain	(1)	(1)	(2)
Other comprehensive income (loss)	4	(3)	(6)
Balance as of end of period	$12	$8	$11
Interest rate derivatives:
Balance as of beginning of period	$(1)	$—	$—
Gain (loss) arising during period, net of income tax	5	(1)	—
Other comprehensive income (loss)	5	(1)	—
Balance as of end of period	$4	$(1)	$—
Accumulated other comprehensive income
Balance as of beginning of period	$1	$5	$7
Adoption of new accounting principle	—	—	3
Other comprehensive income (loss)	9	(4)	(5)
Balance as of end of period	$10	$1	$5

Note 15 - Income Taxes

Prior to our separation from PEI Group and IPO in February 2020, our U.S. operations were included in the U.S. federal consolidated and certain state and local tax returns filed by PEI Group.  We also file certain separate U.S. state and local and foreign income tax returns. For the periods prior to the separation, income tax (expense) benefit are presented in the consolidated financial statements as if we filed tax returns on a stand-alone basis. Upon separation from PEI Group, becoming a separate taxable entity and the change from carve-out financial statements to consolidated financial statements, we have remeasured certain deferred taxes. These adjustments have been recognized directly in equity.

The components of income before income tax were as follows:

	For the Years Ended December 31,
	2021	2020	2019
	(in millions)
Income before income taxes:
United States	$424	$511	$300
International	6	5	1
Total income before income taxes	$430	$516	$301

Reynolds Consumer Products Inc.

Notes to the Consolidated Financial Statements

Significant components of income tax expense were as follows:

	For the Years Ended December 31,
	2021	2020	2019
	(in millions)
Current
United States
Federal	$69	$70	$68
State	14	14	8
Foreign	1	1	—
Total current income tax expense	84	85	76
Deferred
United States
Federal	19	54	3
State	3	13	(3)
Foreign	—	1	—
Total deferred income tax expense	22	68	—
Total income tax expense	$106	$153	$76

A reconciliation of income taxes computed at the U.S. Federal statutory income tax rate of 21% for 2021, 2020 and 2019, to our income tax expense was as follows:

	For the Years Ended December 31,
	2021	2020	2019
	(in millions)
U.S. Federal income tax expense at the statutory rate	$90	$108	$63
U.S. State income tax expense	15	17	2
Non-deductible expenses	—	2	6
CARES Act	—	27	—
Return to provision adjustments	1	(2)	3
Other	—	1	2
Total income tax expense	$106	$153	$76

Reynolds Consumer Products Inc.

Notes to the Consolidated Financial Statements

Deferred Tax Assets and Liabilities

Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of our net deferred income tax liability were as follows:

	As of December 31,
	2021	2020
	(in millions)
Deferred tax assets
Employee benefits	$26	$24
Lease obligations	13	15
Inventory	9	7
Reserves	4	2
Tax losses	4	4
Tax credits	—	4
Total deferred tax assets	56	56
Valuation allowance	(6)	(5)
Total deferred tax assets after valuation allowance	50	51
Deferred tax liabilities
Intangible assets	(293)	(291)
Property, plant and equipment	(93)	(72)
Lease right-of-use assets	(13)	(14)
Other	(2)	—
Total deferred tax liabilities	(401)	(377)
Net deferred tax liabilities	$(351)	$(326)

State and foreign net operating loss carryforwards, presented on a gross basis, and tax credit carryforwards were as follows:

	As of December 31,
	2021	2020
	(in millions)
State and foreign net operating loss carryforwards
Expires within 5 years	$—	$—
Expires after 5 years or no expiration	42	49
Total net operating loss carryforwards	$42	$49
Tax credit carryforwards
Expires within 5 years	$—	$4
Total tax credit carryforwards	$—	$4

Deferred tax assets related to state and foreign net operating loss carryforwards and state tax credit carryforwards are available to offset future state and foreign taxable earnings. We have provided a valuation allowance to reduce the carrying value of certain of these deferred tax assets, as we have concluded that, based on the available evidence, it is more likely than not that the deferred tax assets will not be fully realized. Valuation allowances relating to these losses were $4 million and $5 million as of December 31, 2021 and 2020, respectively. There were no material changes in valuation allowances in any of the years presented.

Uncertain Tax Positions

ASC 740 prescribes a recognition threshold of more-likely-than not to be sustained upon examination as it relates to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. Our policy is to include interest and penalties related to gross unrecognized tax benefits in income tax expense.

Reynolds Consumer Products Inc.

Notes to the Consolidated Financial Statements

The following table summarizes the activity related to our gross unrecognized tax benefits:

	For the Years Ended December 31,
	2021	2020	2019
	(in millions)
Balance as of beginning of the year	$4	$2	$1
Increase associated with tax positions taken during the current year	1	2	1
Ending unrecognized tax benefits	$5	$4	$2

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

Taxes Paid

Taxes paid were $91 million, $76 million and $4 million for the years ended December 31, 2021, 2020 and 2019, respectively.

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

Reynolds Cooking & Baking

Our Reynolds Cooking & Baking segment produces branded and store brand foil, disposable aluminum pans, parchment paper, freezer paper, wax paper, butcher paper, plastic wrap, baking cups, oven bags and slow cooker liners. Our branded products are sold under the Reynolds Wrap, Reynolds KITCHENS and E-Z Foil brands in the United States and selected international markets, under the ALCAN brand in Canada and under the Diamond brand outside of North America.

Hefty Waste & Storage

Our Hefty Waste & Storage segment produces both branded and store brand trash and food storage bags. Our branded products are sold under the Hefty Ultra Strong and Hefty Strong brands for trash bags, and as the Hefty and Baggies brands for our food storage bags.

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

Adjusted EBITDA represents each segment's earnings before interest, tax, depreciation and amortization and is further adjusted to exclude unrealized gains on commodity derivatives, factoring discounts, the allocated related party management fee and IPO and separation-related costs.

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

	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Segment total	Unallocated(1)	Total
2021	(in millions)
Net revenues	$1,314	$876	$815	$560	$3,565	$(9)	$3,556
Intersegment revenues	—	8	—	4	12	(12)	—
Total segment net revenues	1,314	884	815	564	3,577	(21)	3,556
Adjusted EBITDA	255	173	137	69	634
Depreciation and amortization	21	18	16	21	76	33	109
Capital expenditures	42	22	19	53	136	5	141
Total assets	562	290	165	247	1,264	3,548	4,812

	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Segment total	Unallocated(1)	Total
2020	(in millions)
Net revenues	$1,159	$809	$763	$532	$3,263	$—	$3,263
Intersegment revenues	—	9	—	1	10	(10)	—
Total segment net revenues	1,159	818	763	533	3,273	(10)	3,263
Adjusted EBITDA	254	236	170	98	758
Depreciation and amortization	20	15	14	19	68	31	99
Capital expenditures	33	30	24	38	125	18	143
Total assets	433	248	157	204	1,042	3,680	4,722

Reynolds Consumer Products Inc.

Notes to the Consolidated Financial Statements

	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Segment total	Unallocated(1)	Total
2019	(in millions)
Net revenues	$1,076	$695	$751	$510	$3,032	$—	$3,032
Intersegment revenues	—	14	—	1	15	(15)	—
Total segment net revenues	1,076	709	751	511	3,047	(15)	3,032
Adjusted EBITDA	209	190	178	91	668
Depreciation and amortization	20	13	9	21	63	28	91
Capital expenditures (2)	34	41	6	24	105	8	113

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

The following table presents a reconciliation of segment Adjusted EBITDA to consolidated GAAP income before income taxes:

	For the Years Ended December 31,
	2021	2020	2019
	(in millions)
Segment Adjusted EBITDA	$634	$758	$668
Corporate / unallocated expenses	(33)	(41)	(13)
	601	717	655
Adjustments to reconcile to GAAP income before income taxes
Depreciation and amortization	(109)	(99)	(91)
Interest expense, net	(48)	(70)	(209)
Factoring discount	—	—	(25)
Allocated related party management fee	—	—	(10)
IPO and separation-related costs	(14)	(31)	(31)
Unrealized gains on derivatives	—	—	9
Other	—	(1)	3
Consolidated GAAP income before income taxes	$430	$516	$301

Information in Relation to Products

Net revenues by product line are as follows:

	For the Years Ended December 31,
	2021	2020	2019
	(in millions)
Waste and storage products (1)	$1,448	$1,351	$1,220
Cooking products	1,314	1,159	1,076
Tableware	815	763	751
Unallocated	(21)	(10)	(15)
Net revenues	$3,556	$3,263	$3,032

(1)	Waste and storage products are comprised of our Hefty Waste & Storage and Presto Products segments.

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

Geographic Data

Geographic data for net revenues (recognized based on location of our business operations) and long-lived assets (representing property, plant and equipment) are as follows:

	For the Years Ended December 31,
	2021	2020	2019
	(in millions)
Net revenues:
United States	$3,495	$3,206	$2,982
Other	61	57	50
Net revenues	$3,556	$3,263	$3,032

	As of December 31,
	2021	2020
	(in millions)
Long-lived assets
United States	$671	$606
Other	6	6
Long-lived assets	$677	$612

Entity-wide Disclosures

Net revenues from our largest customer and its affiliates were 44%, 43% and 43% of total net revenues for the years ended December 31, 2021, 2020 and 2019, respectively. The net revenues from our largest customer were recognized across all of our segments. No other customers accounted for 10% or more of our total net revenues in any of the years presented.

Note 17 - Related Party Transactions

We historically operated as part of PEI Group. In preparation for our IPO in February 2020, PEI Group transferred its interest in us to Packaging Finance Limited (“PFL”). PFL owns the majority of our outstanding common stock and owns the majority of the outstanding common stock of PEI Group. In addition to the pre-IPO allocation of expenses for certain services related to group wide functions provided by PEI Group discussed in Note 1 – Description of Business and Basis of Presentation, other transactions between us and PEI Group are described below.

On-going Related Party Transactions

For the years ended December 31, 2021, 2020 and 2019, revenues from products sold to PEI Group were $111 million, $116 million and $149 million, respectively. For the years ended December 31, 2021, 2020 and 2019, products purchased from PEI Group were $343 million, $330 million and $438 million, respectively. For the years ended December 31, 2021, 2020 and 2019, PEI Group charged us freight and warehousing costs of $60 million, $80 million and $134 million, respectively, which were included in cost of sales. The resulting related party receivables and payables are settled regularly with PEI Group in the normal course of business. Furthermore, $143 million and $92 million of dividends were paid to PFL during the years ended December 31, 2021 and 2020, respectively.

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

We had written interest-bearing loan agreements in place with PEI Group. In June 2019, all of our non-current related party receivables and a portion of current related party receivables were used to reduce the balances outstanding of various related party borrowings, related party accrued interest payable and related party payables. As a result of this process, we net settled related party borrowings of $1,714 million, related party accrued interest payable of $655 million and related party payables of $94 million. Accordingly, we had

Reynolds Consumer Products Inc.

Notes to the Consolidated Financial Statements

no related party long-term receivables as of December 31, 2019. Related party borrowings were $2,214 million as of December 31, 2019. Related party accrued interest payable was $18 million as of December 31, 2019. We remitted accrued interest payable on the borrowings to PEI Group as and when requested in conjunction with its cash management activities. Interest expense and income related to these loan agreements were accrued based on the written loan agreements. During the year ended December 31, 2019, we borrowed $98 million ($31 million non-cash), from PEI Group and repaid borrowings of $141 million. In addition, during the year ended December 31, 2019, $36 million of accrued interest was capitalized into related party borrowings. During the year ended December 31, 2019, we advanced loans of $170 million to PEI Group and received repayments of $151 million. The weighted average contractual interest rate related to our related party borrowings as of December 31, 2019 was 2.20%.

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

On February 4, 2020, we entered into a transition services agreement with a subsidiary of PEI Group, whereby PEI Group will continue to provide certain administrative services to us, including information technology services; accounting, treasury, financial reporting and transaction support; human resources; procurement; tax, legal and compliance related services; and other corporate services for up to 24 months. In addition, we entered into a transition services agreement with Rank Group Limited (an affiliate of PEI Group) whereby, upon our request, Rank Group Limited will provide certain administrative services to us, including financial reporting, consulting and compliance services, insurance procurement and human resources support, legal and corporate secretarial support, and related services for up to 24 months. For the years ended December 31, 2021 and 2020, we incurred $6 million and $10 million, respectively, related to transition services which was included in selling, general and administrative expenses in our consolidated statements of income.

Note 18 - Subsequent Events

Quarterly Cash Dividend

On January 27, 2022, our Board of Directors approved a cash dividend of $0.23 per common share to be paid on February 28, 2022 to shareholders of record on February 14, 2022.

Except as described above, there have been no events subsequent to December 31, 2021 which would require accrual or disclosure in these consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management's Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the appropriate time periods, and that such information is accumulated and communicated to the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely discussions regarding required disclosure. We, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 using the criteria set forth in the Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2021, as stated in its report which appears in Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by Item 10 will appear in the Company’s Proxy Statement for its 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION

The information required by Item 11 will appear in the Company’s Proxy Statement for its 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by Item 12 will appear in the Company’s Proxy Statement for its 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by Item 13 will appear in the Company’s Proxy Statement for its 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by Item 14 will appear in the Company’s Proxy Statement for its 2022 Annual Meeting of Stockholders and is incorporated herein by reference.

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
4.1

Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934  (incorporated herein by reference to Exhibit 4.1 to the Company’s Annual Report on Form 10-K filed with the SEC on February 12, 2021)

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

10.3*†	Reynolds Consumer Products Inc. Equity Incentive Plan, as amended and restated effective January 27, 2022
10.4†

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

10.6*†	Form of Restricted Stock Unit Award Agreement under the Equity Incentive Plan
10.7*†	Form of Performance Share Unit Award Agreement under the Equity Incentive Plan
10.8†

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

10.11†

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

10.14*†	Employment Agreement, dated July 8, 2019, between Reynolds Consumer Products LLC and Judith Buckner
10.15†

Lance Mitchell Transaction Success Bonus Letter, dated July 8, 2019 (incorporated herein by reference to Exhibit 10.10 to the Company’s Registration Statement on Form S-1 (File No. 333-234731) filed with the SEC on November 15, 2019)

10.16†

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

10.19†	Rachel Bishop Transaction Success Bonus Letter, dated July 8, 2019 (incorporated herein by reference to Exhibit 10.15 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2020)
10.20†

Lance Mitchell Restricted Stock Memo, dated July 8, 2019 (incorporated herein by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-1 (File No. 333-234731) filed with the SEC on November 15, 2019)

10.21†

Michael Graham Restricted Stock Memo, dated July 8, 2019 (incorporated herein by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-1 (File No. 333-234731) filed with the SEC on November 15, 2019)

10.22†

Craig Cappel Restricted Stock Memo, dated July 8, 2019 (incorporated herein by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-1 (File No. 333-234731) filed with the SEC on November 15, 2019)

10.23†

Stephan Pace Restricted Stock Memo, dated July 8, 2019 (incorporated herein by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-1 (File No. 333-234731) filed with the SEC on November 15, 2019)

10.24†	Rachel Bishop Restricted Stock Memo, dated July 8, 2019 (incorporated herein by reference to Exhibit 10.20 to the Company’s Annual Report on Form 10-K filed with the SEC on March 10, 2020)
10.25

Master Supply Agreement, dated November 1, 2019, between Reynolds Consumer Products LLC, as Seller, and Pactiv LLC, as Buyer (incorporated herein by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (File No. 333-234731) filed with the SEC on November 15, 2019)

10.26

Master Supply Agreement, dated November 1, 2019, between Pactiv LLC, as Seller, and Reynolds Consumer Products LLC, as Buyer (incorporated herein by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (File No. 333-234731) filed with the SEC on November 15, 2019)

10.27

Warehousing and Freight Services Agreement, dated November 1, 2019, between Pactiv LLC and Reynolds Consumer Products LLC (incorporated herein by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-234731) filed with the SEC on November 15, 2019)

10.28

Transition Services Agreement, dated November 1, 2019, between Pactiv LLC and Reynolds Consumer Products LLC (incorporated herein by reference to Exhibit 10.21 to the Company’s Registration Statement on Form S-1 (File No. 333-234731) filed with the SEC on November 15, 2019)

10.29

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

10.32	Tax Matters Agreement, dated February 4, 2020 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 4, 2020)
10.33

Registration Rights Agreement, dated February 4, 2020, between Packaging Finance Limited and Reynolds Consumer Products Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 4, 2020)

10.34

Stockholders Agreement dated February 4, 2020, between Packaging Finance Limited and Reynolds Consumer Products Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 4, 2020)

10.35

Credit Agreement between Reynolds Consumer Products LLC, as borrower, Reynolds Consumer Products Inc., as parent, and certain lenders party thereto (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on February 4, 2020)

21.1*	List of subsidiaries
23.1*	Consent of PricewaterhouseCoopers LLP
24.1*	Power of Attorney (see signature page to this Annual Report on Form 10-K)
31.1*	Certification of Principal Executive Officer of the Company Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer of the Company Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer of the Company Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer of the Company Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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
February 9, 2022

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

Signature	Title	Date

/s/ Lance Mitchell	Chief Executive Officer and Director (Principal Executive Officer)	February 9, 2022
Lance Mitchell
/s/ Michael Graham	Chief Financial Officer (Principal Financial Officer)	February 9, 2022
Michael Graham
/s/ Chris Mayrhofer	Senior Vice President and Controller (Principal Accounting Officer)	February 9, 2022
Chris Mayrhofer
/s/ Richard Noll	Director and Chairman of the Board of Directors	February 9, 2022
Richard Noll

/s/ Gregory Cole	Director	February 9, 2022
Gregory Cole

/s/ Helen Golding	Director	February 9, 2022
Helen Golding

/s/ Marla Gottschalk	Director	February 9, 2022
Marla Gottschalk

/s/ Allen Hugli	Director	February 9, 2022
Allen Hugli

/s/ Ann Ziegler	Director	February 9, 2022
Ann Ziegler