Form 10-Q
period 2022-03-31
Reynolds Consumer Products Inc.
filed 2022-05-10
CIK 1786431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of April 29, 2022, the registrant had 209,862,658 shares of common stock, $0.001 par value per share, outstanding.

i

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains certain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including those risks and uncertainties discussed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 and as updated in our Quarterly Reports on Form 10-Q. You should specifically consider the numerous risks outlined in those “Risk Factors” sections. These risks and uncertainties include factors related to:

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

Additional information about these factors and about the material factors or assumptions underlying such forward-looking statements is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 which was filed on February 9, 2022, under Part I, Item 1A. “Risk Factors” and as updated in our Quarterly Reports on Form 10-Q.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Reynolds Consumer Products Inc.

Condensed Consolidated Statements of Income

(in millions, except for per share data)

(Unaudited)

	For the Three Months Ended
	March 31,
	2022	2021
Net revenues	$818	$732
Related party net revenues	27	25
Total net revenues	845	757
Cost of sales	(677)	(565)
Gross profit	168	192
Selling, general and administrative expenses	(83)	(78)
Other expense, net	(5)	(3)
Income from operations	80	111
Interest expense, net	(12)	(12)
Income before income taxes	68	99
Income tax expense	(16)	(25)
Net income	$52	$74

Earnings per share:
Basic	$0.25	$0.35
Diluted	$0.25	$0.35

Weighted average shares outstanding:
Basic	209.8	209.7
Effect of dilutive securities	—	0.1
Diluted	209.8	209.8

See accompanying notes to the condensed consolidated financial statements.

Reynolds Consumer Products Inc.

Condensed Consolidated Statements of Comprehensive Income

(in millions)

(Unaudited)

	For the Three Months Ended
	March 31,
	2022	2021
Net income	$52	$74
Other comprehensive income, net of income taxes:
Interest rate derivatives	7	3
Other comprehensive income, net of income taxes	7	3
Comprehensive income	$59	$77

See accompanying notes to the condensed consolidated financial statements.

Reynolds Consumer Products Inc.

Condensed Consolidated Balance Sheets

(in millions, except for per share data)

	(Unaudited) As of March 31, 2022	As of December 31, 2021
Assets
Cash and cash equivalents	$101	$164
Accounts receivable (net of allowance for doubtful accounts of $1 and $1)	322	316
Other receivables	9	12
Related party receivables	11	10
Inventories	648	583
Other current assets	18	19
Total current assets	1,109	1,104
Property, plant and equipment (net of accumulated depreciation of $770 and $752)	676	677
Operating lease right-of-use assets, net	53	55
Goodwill	1,879	1,879
Intangible assets, net	1,054	1,061
Other assets	39	36
Total assets	$4,810	$4,812
Liabilities
Accounts payable	$258	$261
Related party payables	41	38
Current portion of long-term debt	25	25
Income taxes payable	18	1
Accrued and other current liabilities	140	159
Total current liabilities	482	484
Long-term debt	2,082	2,087
Long-term operating lease liabilities	44	46
Deferred income taxes	349	351
Long-term postretirement benefit obligation	49	50
Other liabilities	37	38
Total liabilities	$3,043	$3,056
Commitments and contingencies (Note 7)
Stockholders’ equity
Common stock, $0.001 par value; 2,000 shares authorized; 210 shares issued and outstanding	—	—
Additional paid-in capital	1,381	1,381
Accumulated other comprehensive income	17	10
Retained earnings	369	365
Total stockholders' equity	1,767	1,756
Total liabilities and stockholders' equity	$4,810	$4,812

See accompanying notes to the condensed consolidated financial statements.

Reynolds Consumer Products Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in millions, except for per share data)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity (Deficit)
Balance as of December 31, 2020	$—	$1,381	$233	$1	$1,615
Net income	—	—	74	—	74
Other comprehensive income, net of income taxes	—	—	—	3	3
Dividends ($0.23 per share declared and paid)	—	—	(48)	—	(48)
Other	—	(1)	—	—	(1)
Balance as of March 31, 2021	$—	$1,380	$259	$4	$1,643

Balance as of December 31, 2021	$—	$1,381	$365	$10	$1,756
Net income	—	—	52	—	52
Other comprehensive income, net of income taxes	—	—	—	7	7
Dividends ($0.23 per share declared and paid)	—	—	(48)	—	(48)
Balance as of March 31, 2022	$—	$1,381	$369	$17	$1,767

See accompanying notes to the condensed consolidated financial statements.

Reynolds Consumer Products Inc.

Condensed Consolidated Statements of Cash Flows

(in millions)

(Unaudited)

	Three Months Ended
	March 31,
	2022	2021
Cash provided by operating activities
Net income	$52	$74
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	28	26
Deferred income taxes	(4)	(6)
Stock compensation expense	2	2
Change in assets and liabilities:
Accounts receivable, net	(6)	9
Other receivables	3	4
Related party receivables	(1)	(2)
Inventories	(64)	(88)
Accounts payable	5	23
Related party payables	3	(4)
Income taxes payable / receivable	20	29
Accrued and other current liabilities	(18)	(50)
Other assets and liabilities	(1)	(8)
Net cash provided by operating activities	19	9
Cash used in investing activities
Acquisition of property, plant and equipment	(28)	(23)
Net cash used in investing activities	(28)	(23)
Cash used in financing activities
Repayment of long-term debt	(6)	(106)
Dividends paid	(48)	(48)
Net cash used in financing activities	(54)	(154)
Net decrease in cash and cash equivalents	(63)	(168)
Cash and cash equivalents at beginning of period	164	312
Cash and cash equivalents at end of period	$101	$144

See accompanying notes to the condensed consolidated financial statements.

Reynolds Consumer Products Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

Note 1 – Description of Business and Basis of Presentation

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

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2021, and should be read in conjunction with the disclosures therein. In our opinion, these interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to state fairly the financial condition, results of operations and cash flows for the periods presented. Operating results for interim periods are not necessarily indicative of annual operating results.

Note 2 – New Accounting Standards

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

Note 3 – Inventories

Inventories consisted of the following:

	March 31, 2022	December 31, 2021
	(in millions)
Raw materials	$198	$206
Work in progress	72	63
Finished goods	339	276
Spare parts	39	38
Inventories	$648	$583

Note 4 – Debt

Long-term debt consisted of the following:

	March 31, 2022	December 31, 2021
	(in millions)
Term loan facility	$2,126	$2,132
Deferred financing transaction costs	(17)	(18)
Original issue discounts	(2)	(2)
	2,107	2,112
Less: current portion	(25)	(25)
Long-term debt	$2,082	$2,087

External Debt Facilities

In February 2020, we entered into new external debt facilities (“External Debt Facilities”), which consist of (i) a $2,475 million senior secured term loan facility (“Term Loan Facility”); and (ii) a $250 million senior secured revolving credit facility (“Revolving Facility”).

Borrowings under the External Debt Facilities bear interest at a rate per annum equal to, at our option, either a base rate plus an applicable margin of 0.75% or a LIBO rate plus an applicable margin of 1.75%. During September 2020, we entered into a series of interest rate swaps to hedge a portion of the interest rate exposure resulting from these borrowings. Refer to Note 5 – Financial Instruments for further details.

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

Revolving Facility

The Revolving Facility matures in February 2025 and includes a sub-facility for letters of credit. As of March 31, 2022, we had no outstanding borrowings under the Revolving Facility, and we had $8 million of letters of credit outstanding, which reduces the borrowing capacity under the Revolving Facility.

Fair Value of Our Long-Term Debt

The fair value of our long-term debt as of March 31, 2022, which is a Level 2 fair value measurement, approximates the carrying value due to the variable market interest rate and the stability of our credit profile.

Note 5 - Financial Instruments

Interest Rate Derivatives

During 2020, we entered into a series of interest rate swaps which fixed the LIBO rate to an annual rate of 0.18% to 0.47% (for an annual effective interest rate of 1.93% to 2.22%, including margin) for an aggregate notional amount of $1,650 million, of which $800 million notional value was still in effect as of March 31, 2022. These interest rate swaps hedge a portion of the interest rate exposure resulting from our Term Loan Facility. We classified these instruments as cash flow hedges. Our cash flow hedge contracts outstanding as of March 31, 2022 cover periods ranging from one to four years. The effective portion of the gain or loss on the open hedging instrument is recorded in accumulated other comprehensive income and will be reclassified into earnings as interest expense, net when settled. The associated asset or liability on the open hedges is recorded at its fair value in other assets or other liabilities, as applicable. The fair value of the interest rate swaps was determined using a discounted cash flow method based on market-based swap yield curves, taking into account current interest rates.

The following table provides the notional amounts, the annual rates, the annual effective rates, and the fair value of our interest rate derivatives:

(In millions)	Notional Amount	Annual Rate	Annual Effective Rate	Fair Value Asset
As of March 31, 2022	$800	0.20% to 0.47%	1.96% to 2.22%	$14
As of December 31, 2021	$800	0.20% to 0.47%	1.96% to 2.22%	$5

The following table provides the before tax effect of our interest rate derivatives on accumulated other comprehensive income and the consolidated statements of income:

(In millions)	Amount of Gain (Loss) Recognized in Other Comprehensive Income	Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income Into Income
For the three months ended March 31, 2022	$9	$—
For the three months ended March 31, 2021	$3	$—

Note 6 – Stock-based Compensation

We granted restricted stock units (“RSUs”) in July 2019 to certain members of management, pursuant to retention agreements entered into with these employees (the “IPO Grants”). These RSUs vest upon satisfaction of both a performance-based vesting condition (the “IPO Condition”), which was satisfied when we completed our IPO on February 4, 2020, and a service-based vesting condition, which will be satisfied with respect to one-third of an employee’s RSUs on each anniversary from the date of our IPO for three consecutive years, subject to the employee’s continued employment through the applicable vesting date.

Additionally, we established an equity incentive plan for purposes of granting stock-based compensation awards to certain members of our senior management, our non-executive directors and to certain employees, to incentivize their performance and align their interests with ours. We have granted RSUs to certain employees and non-employee directors that have a service-based vesting condition. In addition, we have granted performance stock units (“PSUs”) to certain members of management that have a performance-based vesting condition. We account for forfeitures of outstanding but unvested grants in the period they occur. A maximum of 10.5 million shares of common stock were initially available for issuance under equity incentive awards granted pursuant to the plan. In the three months ended March 31, 2022, 0.2 million RSUs and 0.2 million PSUs were granted, respectively.

As of March 31, 2022, there were stock-based compensation awards representing 0.7 million shares outstanding compared to 0.4 million shares outstanding as of December 31, 2021. For each of the three months ended March 31, 2022 and 2021, stock-based compensation expense was $2 million.

Note 7 – Commitments and Contingencies

Legal Proceedings:

We are from time to time party to litigation, legal proceedings and tax examinations arising from our operations. Most of these matters involve allegations of damages against us relating to employment matters, consumer complaints, personal injury and commercial or contractual disputes. We record estimates for claims and proceedings that constitute a present obligation when it is probable that an outflow of resources will be required to settle the obligation and a reliable estimate of such obligation can be made. While it is not possible to predict the outcome of any of these matters, based on our assessment of the facts and circumstances, we do not believe any of these matters, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows. However, actual outcomes may differ from those expected and could have a material effect on our financial position, results of operations or cash flows in a future period.

As of March 31, 2022, there were no legal proceedings pending other than those for which we have determined that the possibility of a material outflow is remote.

Note 8 – Accumulated Other Comprehensive Income

The following table summarizes the changes in our balances of each component of accumulated other comprehensive income.

(In millions)	Currency Translation Adjustments	Employee Benefit Plans	Interest Rate Derivatives	Accumulated Other Comprehensive Income
Balance as of December 31, 2020	$(6)	$8	$(1)	$1
Other comprehensive income	—	—	3	3
Balance as of March 31, 2021	(6)	8	2	4

Balance as of December 31, 2021	(6)	12	4	10
Other comprehensive income	—	—	7	7
Balance as of March 31, 2022	$(6)	$12	$11	$17

Note 9 – Income Taxes

Our effective tax rate for the three months ended March 31, 2022 was 24.3%, compared to 25.0% in the prior year period.

Note 10 – Segment Information

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

Adjusted EBITDA represents each segment's earnings before interest, tax, depreciation and amortization and is further adjusted to exclude IPO and separation-related costs.

Total assets by segment are those assets directly associated with the respective operating activities, comprising inventory, property, plant and equipment and operating lease right-of-use assets. Other assets, such as cash, accounts receivable and intangible assets, are monitored on an entity-wide basis and not included in segment information that is regularly reviewed by our CODM.

Transactions between segments are at negotiated prices.

	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Segment Total	Unallocated(1)	Total
Three Months Ended March 31, 2022	(in millions)
Net revenues	$268	$226	$210	$140	$844	$1	$845
Intersegment revenues	—	2	—	1	3	(3)	—
Total segment net revenues	268	228	210	141	847	(2)	845
Adjusted EBITDA	28	45	23	19	115
Depreciation and amortization	6	4	4	5	19	9	28

	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Segment Total	Unallocated(1)	Total
Three Months Ended March 31, 2021	(in millions)
Net revenues	$272	$192	$170	$126	$760	$(3)	$757
Intersegment revenues	—	2	—	—	2	(2)	—
Total segment net revenues	272	194	170	126	762	(5)	757
Adjusted EBITDA	53	44	34	18	149
Depreciation and amortization	5	4	4	5	18	8	26

Segment assets consisted of the following:

	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Segment Total	Unallocated(1)	Total
	(in millions)
As of March 31, 2022	$615	$292	$171	$251	$1,329	$3,481	$4,810
As of December 31, 2021	562	290	165	247	$1,264	3,548	4,812

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

The following table presents a reconciliation of segment Adjusted EBITDA to GAAP income before income taxes:

	Three Months Ended March 31,
	2022	2021
	(in millions)
Segment Adjusted EBITDA	$115	$149
Corporate / unallocated expenses	(3)	(9)
	112	140
Adjustments to reconcile to GAAP income before income taxes
Depreciation and amortization	(28)	(26)
Interest expense, net	(12)	(12)
IPO and separation-related costs	(4)	(3)
Consolidated GAAP income before income taxes	$68	$99

Information in Relation to Products

Net revenues by product line are as follows:

	Three Months Ended March 31,
	2022	2021
	(in millions)
Waste and storage products (1)	$369	$320
Cooking products	268	272
Tableware	210	170
Unallocated	(2)	(5)
Net revenues	$845	$757

(1)	Waste and storage products are comprised of our Hefty Waste & Storage and Presto Products segments.

Our different product lines are generally sold to a common group of customers.  For all product lines, there is a relatively short time period between the receipt of the order and the transfer of control over the goods to the customer.

Note 11 – Related Party Transactions

Packaging Finance Limited (“PFL”) owns the majority of our outstanding common stock and owns the majority of the outstanding common stock of Pactiv Evergreen Inc. and its subsidiaries (“PEI Group”). Transactions between us and PEI Group are described below.

For the three months ended March 31, 2022, revenues from products sold to PEI Group were $27 million, compared to $25 million in the comparable prior year period. For the three months ended March 31, 2022, products purchased from PEI Group were $93 million, compared to $74 million in the comparable prior year period. For each of the three months ended March 31, 2022, and March 31, 2021, PEI Group charged us freight and warehousing costs of $14 million, which were included in cost of sales. The resulting related party receivables and payables are settled regularly in the normal course of business.

Furthermore, $36 million of the dividends paid during each of the three months ended March 31, 2022 and March 31, 2021, were paid to PFL.

Note 12 – Subsequent Events

Quarterly Cash Dividend

On April 28, 2022, our Board of Directors approved a cash dividend of $0.23 per common share to be paid on May 31, 2022 to shareholders of record on May 17, 2022.

Except as described above, there have been no events subsequent to March 31, 2022 which would require accrual or disclosure in these condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Our management’s discussion and analysis is intended to help the reader understand our results of operations and financial condition and is provided as an addition to, and should be read in connection with, our condensed consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q and our consolidated financial statements and the accompanying notes contained in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

•

Hefty Waste & Storage: Through our Hefty Waste & Storage segment, we produce both branded and store brand trash and food storage bags. Hefty is a well-recognized leader in the trash bag and food storage bag categories and our private label products offer value to our retail partners.  Our branded products are sold under the Hefty Ultra Strong and Hefty Strong brands for trash bags, and as the Hefty and Baggies brands for our food storage bags. We have the #1 branded market share in the U.S. large black trash bag and slider bag segments, and the #2 branded market share in the tall kitchen trash bag segment. Our robust product portfolio in this segment includes a full suite of products, including sustainable solutions such as blue and clear recycling bags, compostable bags, bags made from recycled materials and the Hefty EnergyBag Program.

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

Overview

Total net revenues increased 12% in the three months ended March 31, 2022, compared to the same period in 2021. Pricing actions in response to increased costs contributed a 14% increase in revenue, which was partially offset by lower volume of 2%.

We continued to experience significant increases in material costs as well as increases in labor and logistics costs in the three months ended March 31, 2022. We continue to aggressively implement price increases in an effort to recover these costs and maintain our profitability. Our earnings decline in the three months ended March 31, 2022 compared to the same prior year period was primarily attributable to increased manufacturing and logistics costs as well as increased advertising costs.

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

We define Adjusted EBITDA as net income calculated in accordance with GAAP, plus the sum of income tax expense, net interest expense, depreciation and amortization and further adjusted to exclude IPO and separation-related costs. We define Adjusted Net Income and Adjusted EPS as Net Income and Earnings Per Share calculated in accordance with GAAP, plus IPO and separation-related costs.

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

The following table presents a reconciliation of our net income, the most directly comparable GAAP financial measure, to Adjusted EBITDA:

	Three Months Ended March 31,
	2022	2021
	(in millions)
Net income – GAAP	$52	$74
Income tax expense	16	25
Interest expense, net	12	12
Depreciation and amortization	28	26
IPO and separation-related costs (1)	4	3
Adjusted EBITDA (Non-GAAP)	$112	$140

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

The following tables present reconciliations of our net income and diluted EPS, the most directly comparable GAAP financial measures, to Adjusted Net Income and Adjusted Diluted EPS:

	Three Months Ended March 31, 2022			Three Months Ended March 31, 2021
(In millions, except for per share data)	Net Income	Diluted Shares	Diluted EPS	Net Income	Diluted Shares	Diluted EPS
As Reported - GAAP	$52	210	$0.25	$74	210	$0.35
Adjustments:
IPO and separation-related costs (1)	3	210	0.01	2	210	0.01
Adjusted (Non-GAAP)	$55	210	$0.26	$76	210	$0.36

(1)	Amounts are after tax, calculated using a tax rate of 24.3% and 25.0% for the three months ended March 31, 2022 and 2021, respectively, which is our effective tax rate for the periods presented.

Results of Operations – Three Months Ended March 31, 2022

The following discussion should be read in conjunction with our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Detailed comparisons of revenue and results are presented in the discussions of the operating segments, which follow our consolidated results discussion.

Aggregation of Segment Revenue and Adjusted EBITDA

(In millions)	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Unallocated(1)	Total Reynolds Consumer Products
Net revenues for the three months ended March 31:
2022	$268	$228	$210	$141	$(2)	$845
2021	272	194	170	126	(5)	757
Adjusted EBITDA for the three months ended March 31:
2022	$28	$45	$23	$19	$(3)	$112
2021	53	44	34	18	(9)	140

(1)

The unallocated net revenues include elimination of intersegment revenues and other revenue adjustments. The unallocated Adjusted EBITDA represents the combination of corporate expenses which are not allocated to our segments and other unallocated revenue adjustments.

Three Months Ended March 31, 2022 Compared with the Three Months Ended March 31, 2021

Total Reynolds Consumer Products

	For the Three Months Ended March 31,
(In millions, except for %)	2022	% of Revenue	2021	% of Revenue	Change	% Change
Net revenues	$818	97%	$732	97%	$86	12%
Related party net revenues	27	3%	25	3%	2	8%
Total net revenues	845	100%	757	100%	88	12%
Cost of sales	(677)	(80)%	(565)	(75)%	(112)	(20)%
Gross profit	168	20%	192	25%	(24)	(13)%
Selling, general and administrative expenses	(83)	(10)%	(78)	(10)%	(5)	(6)%
Other expense, net	(5)	(1)%	(3)	—%	(2)	(67)%
Income from operations	80	9%	111	15%	(31)	(28)%
Interest expense, net	(12)	(1)%	(12)	(2)%	—	—%
Income before income taxes	68	8%	99	13%	(31)	(31)%
Income tax expense	(16)	(2)%	(25)	(3)%	9	36%
Net income	$52	6%	$74	10%	$(22)	(30)%
Adjusted EBITDA (1)	$112	13%	$140	18%	$(28)	(20)%

(1)	Adjusted EBITDA is a non-GAAP measure. See “Non-GAAP Measures” for details, including a reconciliation between net income and Adjusted EBITDA.

Components of Change in Net Revenues for the Three Months Ended March 31, 2022 vs. the Three Months Ended March 31, 2021

	Price	Volume/Mix	Total
Reynolds Cooking & Baking	13%	(14)%	(1)%
Hefty Waste & Storage	12%	6%	18%
Hefty Tableware	14%	10%	24%
Presto Products	15%	(3)%	12%
Total RCP	14%	(2)%	12%

Total Net Revenues. Total net revenues increased by $88 million, or 12%, to $845 million. The increase was primarily driven by higher pricing as a result of pricing actions taken in response to increased material costs, partially offset by lower volume.

Cost of Sales. Cost of sales increased by $112 million, or 20%, to $677 million. The increase was driven by an increase of $105 million in material costs as well as increased labor and logistics costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $5 million, or 6%, to $83 million, primarily due to higher advertising expense.

Other Expense, Net. Other expense, increased by $2 million, or 67%, to $5 million.

Interest Expense, Net. Interest expense, net remained flat.

Income Tax Expense. We recognized income tax expense of $16 million on income before income taxes of $68 million (an effective tax rate of 24.3%) for the three months ended March 31, 2022 compared to income tax expense of $25 million on income before income taxes of $99 million (an effective tax rate of 25.0%) for the three months ended March 31, 2021.

Adjusted EBITDA. Adjusted EBITDA decreased by $28 million, or 20%, to $112 million. The decrease in Adjusted EBITDA was primarily driven by higher material, manufacturing, logistics and advertising costs as well as lower volume, which was significantly offset by price increases.

Segment Information

Reynolds Cooking & Baking

	For the Three Months Ended March 31,
(In millions, except for %)	2022	2021	Change	% Change
Total segment net revenues	$268	$272	$(4)	(1%)
Segment Adjusted EBITDA	28	53	(25)	(47)%
Segment Adjusted EBITDA Margin	10%	19%

Total Segment Net Revenues. Reynolds Cooking & Baking total segment net revenues decreased by $4 million, or 1%, to $268 million. The decrease in net revenues was primarily driven by timing of retailer inventory replenishment as well as lower consumption and reroll sales, partially offset by higher pricing as a result of pricing actions taken in response to increased material costs.

Adjusted EBITDA. Reynolds Cooking & Baking Adjusted EBITDA decreased by $25 million, or 47%, to $28 million. The decrease in Adjusted EBITDA was primarily driven by lower volume as well as pricing actions lagging material cost increases.

Hefty Waste & Storage

	For the Three Months Ended March 31,
(In millions, except for %)	2022	2021	Change	% Change
Total segment net revenues	$228	$194	$34	18%
Segment Adjusted EBITDA	45	44	1	2%
Segment Adjusted EBITDA Margin	20%	23%

Total Segment Net Revenues. Hefty Waste & Storage total segment net revenues increased by $34 million, or 18%, to $228 million. The increase in net revenues was primarily driven by higher pricing due to pricing actions taken in response to increased material costs and higher volume.

Adjusted EBITDA. Hefty Waste & Storage Adjusted EBITDA increased by $1 million, or 2%, to $45 million. The increase in Adjusted EBITDA was primarily driven by higher volume and price increases, offset by higher material, manufacturing and advertising costs.

Hefty Tableware

	For the Three Months Ended March 31,
(In millions, except for %)	2022	2021	Change	% Change
Total segment net revenues	$210	$170	$40	24%
Segment Adjusted EBITDA	23	34	(11)	(32)%
Segment Adjusted EBITDA Margin	11%	20%

Total Segment Net Revenues. Hefty Tableware total segment net revenues increased by $40 million, or 24%, to $210 million. The increase in net revenues was primarily due to higher pricing as a result of pricing actions taken in response to increased material costs and higher volume.

Adjusted EBITDA. Hefty Tableware Adjusted EBITDA decreased by $11 million, or 32%, to $23 million. The decrease in Adjusted EBITDA was primarily driven by pricing actions lagging material, manufacturing and logistics costs, partially offset by higher volume.

Presto Products

	For the Three Months Ended March 31,
(In millions, except for %)	2022	2021	Change	% Change
Total segment net revenues	$141	$126	$15	12%
Segment Adjusted EBITDA	19	18	1	6%
Segment Adjusted EBITDA Margin	13%	14%

Total Segment Net Revenues. Presto Products total segment net revenues increased by $15 million, or 12%, to $141 million. The increase in net revenues was primarily driven by pricing actions taken in response to increased material costs and improved portfolio mix, partially offset by lower volume.

Adjusted EBITDA. Presto Products Adjusted EBITDA increased by $1 million, or 6%, to $19 million due to price increases and improved portfolio mix, partially offset by higher material and manufacturing costs.

Liquidity and Capital Resources

Our principal sources of liquidity are existing cash and cash equivalents, cash generated from operating activities and available borrowings under the Revolving Facility.

The following table discloses our cash flows for the periods presented:

	For the Three Months Ended March 31,
(In millions)	2022	2021
Net cash provided by operating activities	$19	$9
Net cash used in investing activities	(28)	(23)
Net cash used in financing activities	(54)	(154)
Decrease in cash and cash equivalents	$(63)	$(168)

Cash provided by operating activities

Net cash from operating activities increased by $10 million, to $19 million in the three months ended March 31, 2022. The increase was primarily driven by lower net cash outlays in the current year period, mainly related to employee costs and inventory investment, compared to the prior year period, partially offset by lower net income.

Cash used in investing activities

Net cash used in investing activities increased by $5 million to $28 million. The increase was driven by increased acquisition of property, plant and equipment.

Cash used in financing activities

Net cash used in financing activities decreased by $100 million to $54 million. The decrease was attributable to a voluntary payment of debt made in the prior year period that did not repeat in the current year period.

External Debt Facilities

On February 4, 2020, in conjunction with our Corporate Reorganization and IPO, we entered into the External Debt Facilities which consist of a $2,475 million Term Loan Facility and a Revolving Facility that provides for additional borrowing capacity of up to $250 million, reduced by amounts used for letters of credit.

As of March 31, 2022, the outstanding balance under the Term Loan Facility was $2,126 million. As of March 31, 2022, we had no outstanding borrowings under the Revolving Facility, and we had $8 million of letters of credit outstanding, which reduces the borrowing capacity under the Revolving Facility.

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

Interest rate and fees

Borrowings under the External Debt Facilities bear interest at a rate per annum equal to, at our option, either a base rate plus an applicable margin of 0.75% or a LIBO rate plus an applicable margin of 1.75%.

During the year ended December 31, 2020, we entered into a series of interest rate swaps which fixed the LIBO rate to an annual rate of 0.18% to 0.47% (for an annual effective interest rate of 1.93% to 2.22%, including margin) for an aggregate notional amount of $1,650 million, of which $800 million notional value was still in effect as of March 31, 2022. The interest rate swaps outstanding as of March 31, 2022 hedge a portion of the interest rate exposure resulting from our Term Loan Facility for periods ranging from one to four years.

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

During the three months ended March 31, 2022, a cash dividend of $0.23 per share, was declared and paid. On April 28, 2022, a quarterly cash dividend of $0.23 per share was declared and is to be paid on May 31, 2022. We expect to continue paying cash dividends on a quarterly basis; however, future dividends are at the discretion of our Board of Directors and will depend upon our earnings, capital requirements, financial condition, contractual limitations (including under the Term Loan Facility) and other factors.

We believe that our projected cash position, cash flows from operations and available borrowings under the Revolving Facility are sufficient to meet debt service, capital expenditures and working capital needs for the foreseeable future. However, we cannot ensure that our business will generate sufficient cash flow from operations or that future borrowings will be available under our borrowing agreements in amounts sufficient to pay indebtedness or fund other liquidity needs. Actual results of operations will depend on numerous factors, many of which are beyond our control as further discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Critical Accounting Policies and Estimates

Accounting policies and estimates are considered critical when they require management to make subjective and complex judgments, estimates and assumptions about matters that have a material impact on the presentation of our financial statements and accompanying notes. For a description of our critical accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

See “Item 7A: Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. During the three months ended March 31, 2022, there have been no material changes in our exposure to market risk.

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

In connection with the preparation of this report, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2022, our disclosure controls and procedures were effective.

b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

The information required to be set forth under this heading is incorporated by reference from Note 7 - Commitments and Contingencies, to the condensed consolidated financial statements included in Part I, Item 1.

Item 1A. Risk Factors.

There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.

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
May 10, 2022