Form 10-Q
period 2022-06-30
Reynolds Consumer Products Inc.
filed 2022-08-09
CIK 1786431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of July 29, 2022, the registrant had 209,862,658 shares of common stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Reynolds Consumer Products Inc.

Condensed Consolidated Statements of Income

(in millions, except for per share data)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net revenues	$896	$847	$1,714	$1,579
Related party net revenues	21	26	48	50
Total net revenues	917	873	1,762	1,629
Cost of sales	(733)	(665)	(1,410)	(1,229)
Gross profit	184	208	352	400
Selling, general and administrative expenses	(91)	(89)	(174)	(167)
Other expense, net	(7)	(2)	(12)	(5)
Income from operations	86	117	166	228
Interest expense, net	(16)	(12)	(28)	(24)
Income before income taxes	70	105	138	204
Income tax expense	(18)	(25)	(34)	(50)
Net income	$52	$80	$104	$154

Earnings per share:
Basic	$0.25	$0.38	$0.50	$0.73
Diluted	$0.25	$0.38	$0.50	$0.73

Weighted average shares outstanding:
Basic	209.9	209.8	209.8	209.7
Effect of dilutive securities	—	0.1	0.1	0.1
Diluted	209.9	209.9	209.9	209.8

See accompanying notes to the condensed consolidated financial statements.

Reynolds Consumer Products Inc.

Condensed Consolidated Statements of Comprehensive Income

(in millions)

(Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
Net income	$52	$80	$104	$154
Other comprehensive income (loss), net of income taxes:
Employee benefit plans	$(1)	—	$(1)	—
Interest rate derivatives	4	(1)	11	2
Other comprehensive income (loss), net of income taxes	3	(1)	10	2
Comprehensive income	$55	$79	$114	$156

See accompanying notes to the condensed consolidated financial statements.

Reynolds Consumer Products Inc.

Condensed Consolidated Balance Sheets

(in millions, except for per share data)

	(Unaudited) As of June 30, 2022	As of December 31, 2021
Assets
Cash and cash equivalents	$101	$164
Accounts receivable (net of allowance for doubtful accounts of $1 and $1)	259	316
Other receivables	8	12
Related party receivables	8	10
Inventories	734	583
Other current assets	38	19
Total current assets	1,148	1,104
Property, plant and equipment (net of accumulated depreciation of $791 and $752)	684	677
Operating lease right-of-use assets, net	63	55
Goodwill	1,879	1,879
Intangible assets, net	1,046	1,061
Other assets	39	36
Total assets	$4,859	$4,812
Liabilities
Accounts payable	$277	$261
Related party payables	46	38
Current portion of long-term debt	25	25
Accrued and other current liabilities	171	160
Total current liabilities	519	484
Long-term debt	2,076	2,087
Long-term operating lease liabilities	52	46
Deferred income taxes	352	351
Long-term postretirement benefit obligation	50	50
Other liabilities	34	38
Total liabilities	$3,083	$3,056
Commitments and contingencies (Note 7)
Stockholders’ equity
Common stock, $0.001 par value; 2,000 shares authorized; 210 shares issued and outstanding	—	—
Additional paid-in capital	1,383	1,381
Accumulated other comprehensive income	20	10
Retained earnings	373	365
Total stockholders' equity	1,776	1,756
Total liabilities and stockholders' equity	$4,859	$4,812

See accompanying notes to the condensed consolidated financial statements.

Reynolds Consumer Products Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in millions, except for per share data)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
Balance as of December 31, 2020	$—	$1,381	$233	$1	$1,615
Net income	—	—	74	—	74
Other comprehensive income, net of income taxes	—	—	—	3	3
Dividends ($0.23 per share declared and paid)	—	—	(48)	—	(48)
Other	—	(1)	—	—	(1)
Balance as of March 31, 2021	$—	$1,380	$259	$4	$1,643
Net income	—	—	80	—	80
Other comprehensive loss, net of income taxes	—	—	—	(1)	(1)
Dividends ($0.23 per share declared and paid)	—	—	(48)	—	(48)
Other	—	2	—	—	2
Balance as of June 30, 2021	$—	$1,382	$291	$3	$1,676

Balance as of December 31, 2021	$—	$1,381	$365	$10	$1,756
Net income	—	—	52	—	52
Other comprehensive income, net of income taxes	—	—	—	7	7
Dividends ($0.23 per share declared and paid)	—	—	(48)	—	(48)
Balance as of March 31, 2022	$—	$1,381	$369	$17	$1,767
Net income	—	—	52	—	52
Other comprehensive income, net of income taxes	—	—	—	3	3
Dividends ($0.23 per share declared and paid)	—	—	(48)	—	(48)
Other	—	2	—	—	2
Balance as of June 30, 2022	$—	$1,383	$373	$20	$1,776

See accompanying notes to the condensed consolidated financial statements.

Reynolds Consumer Products Inc.

Condensed Consolidated Statements of Cash Flows

(in millions)

(Unaudited)

	Six Months Ended
	June 30,
	2022	2021
Cash provided by operating activities
Net income	$104	$154
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	57	53
Deferred income taxes	(3)	(4)
Stock compensation expense	4	3
Change in assets and liabilities:
Accounts receivable, net	57	(40)
Other receivables	4	3
Related party receivables	3	—
Inventories	(151)	(163)
Accounts payable	22	54
Related party payables	8	(6)
Income taxes payable / receivable	(2)	(14)
Accrued and other current liabilities	12	(22)
Other assets and liabilities	(14)	—
Net cash provided by operating activities	101	18
Cash used in investing activities
Acquisition of property, plant and equipment	(56)	(73)
Net cash used in investing activities	(56)	(73)
Cash used in financing activities
Repayment of long-term debt	(12)	(112)
Dividends paid	(96)	(96)
Net cash used in financing activities	(108)	(208)
Net decrease in cash and cash equivalents	(63)	(263)
Cash and cash equivalents at beginning of period	164	312
Cash and cash equivalents at end of period	$101	$49

Cash paid:
Income taxes	37	67

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

In May 2022, we entered into an accounts receivable factoring agreement with JP Morgan Chase Bank, N.A. to sell certain accounts receivables up to $190 million. Factored receivables as of June 30, 2022 were $106 million. Transactions under this agreement are accounted for as sales of accounts receivable, and the receivables sold are removed from the condensed consolidated balance sheet at the time of the sales transaction. We classify proceeds received from the sales of accounts receivable as an operating cash flow in the condensed consolidated statement of cash flows. We record the discount as other expense, net in the condensed consolidated statement of income.

Note 2 – New Accounting Standards

Accounting Guidance Issued But Not Yet Adopted:

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions to applying the guidance on contract modifications, hedge accounting, and other transactions, to simplify the accounting for transitioning from the London Interbank Offered Rate, and other interbank offered rates expected to be discontinued, to alternative reference rates. This ASU was effective upon its issuance and can be applied prospectively through December 31, 2022. We are currently assessing the impact of this standard on our consolidated financial statements.

Note 3 – Inventories

Inventories consisted of the following:

	June 30, 2022	December 31, 2021
	(in millions)
Raw materials	$233	$206
Work in progress	84	63
Finished goods	377	276
Spare parts	40	38
Inventories	$734	$583

Note 4 – Debt

Long-term debt consisted of the following:

	June 30, 2022	December 31, 2021
	(in millions)
Term loan facility	$2,119	$2,132
Deferred financing transaction costs	(16)	(18)
Original issue discounts	(2)	(2)
	2,101	2,112
Less: current portion	(25)	(25)
Long-term debt	$2,076	$2,087

External Debt Facilities

In February 2020, we entered into new external debt facilities (“External Debt Facilities”), which consist of (i) a $2,475 million senior secured term loan facility (“Term Loan Facility”); and (ii) a $250 million senior secured revolving credit facility (“Revolving Facility”).

Borrowings under the External Debt Facilities bear interest at a rate per annum equal to, at our option, either a base rate plus an applicable margin of 0.75% or a LIBO rate plus an applicable margin of 1.75%. During September 2020, we entered into a series of interest rate swaps to hedge a portion of the interest rate exposure resulting from these borrowings. In May 2022, we entered into another series of interest rate swaps to hedge a portion of the interest rate exposure that remains from these borrowings. Refer to Note 5 – Financial Instruments for further details.

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

Revolving Facility

The Revolving Facility matures in February 2025 and includes a sub-facility for letters of credit. As of June 30, 2022, we had no outstanding borrowings under the Revolving Facility, and we had $8 million of letters of credit outstanding, which reduces the borrowing capacity under the Revolving Facility.

Fair Value of Our Long-Term Debt

The fair value of our long-term debt as of June 30, 2022, which is a Level 2 fair value measurement, approximates the carrying value due to the variable market interest rate and the stability of our credit profile.

Note 5 - Financial Instruments

Interest Rate Derivatives

During 2020, we entered into a series of interest rate swaps which fixed the LIBO rate to an annual rate of 0.18% to 0.47% (for an annual effective interest rate of 1.93% to 2.22%, including margin) for an aggregate notional amount of $1,650 million, of which $800 million notional value was still in effect as of June 30, 2022. In May 2022, we entered into additional interest rate swaps which fixed the LIBO rate to an annual rate of 2.70% to 2.74% (for an annual effective interest rate of 4.45% to 4.49%, including margin) for an aggregate notional amount of $600 million. As of June 30, 2022, we had interest rate swaps of an aggregate notional amount of $1,400 million.

The interest rate swaps outstanding as of June 30, 2022 hedge a portion of the interest rate exposure resulting from our Term Loan Facility for periods ranging from less than one year to four years. We classified these instruments as cash flow hedges. The effective portion of the gain or loss on the open hedging instrument is recorded in accumulated other comprehensive income and will be reclassified into earnings as interest expense, net when settled. The associated asset or liability on the open hedges is recorded at its fair value in other assets or other liabilities, as applicable. The fair value of the interest rate swaps was determined using a discounted cash flow method based on market-based swap yield curves, taking into account current interest rates, and is classified as Level 2 within the fair value hierarchy.

The following table provides the notional amounts, the annual rates, the annual effective rates, and the fair value of our interest rate derivatives:

(In millions)	Notional Amount	Annual Rate	Average Annual Effective Rate	Fair Value Asset
As of June 30, 2022	$1,400	0.20% to 2.74%	1.96% to 4.47%	$20
As of December 31, 2021	$800	0.20% to 0.47%	1.96% to 2.22%	$5

The following table provides the before tax effect of our interest rate derivatives on accumulated other comprehensive income and the condensed consolidated statements of income:

(In millions)	Amount of Gain (Loss) Recognized in Other Comprehensive Income	Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income Into Income
For the three months ended June 30, 2022	$6	$—
For the three months ended June 30, 2021	$(1)	$—
For the six months ended June 30, 2022	$15	$—
For the six months ended June 30, 2021	$2	$(1)

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

Additionally, we established an equity incentive plan for purposes of granting stock-based compensation awards to certain members of our senior management, our non-executive directors and to certain employees, to incentivize their performance and align their interests with ours. We have granted RSUs to certain employees and non-employee directors that have a service-based vesting condition. In addition, we have granted performance stock units (“PSUs”) to certain members of management that have a performance-based vesting condition. We account for forfeitures of outstanding but unvested grants in the period they occur. A maximum of 10.5 million shares of common stock were initially available for issuance under equity incentive awards granted pursuant to the plan. In the three and six months ended June 30, 2022, zero and 0.2 million RSUs and zero and 0.2 million PSUs were granted, respectively.

As of June 30, 2022, there were stock-based compensation awards representing 0.6 million shares outstanding compared to 0.4 million shares outstanding as of December 31, 2021. Stock-based compensation expense was $2 million and $4 million for the three and six months ended June 30, 2022, respectively, and $2 million and $3 million in the comparable prior year periods.

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

As of June 30, 2022, there were no legal proceedings pending other than those for which we have determined that the possibility of a material outflow is remote.

Note 8 – Accumulated Other Comprehensive Income

The following table summarizes the changes in our balances of each component of accumulated other comprehensive income, net of income taxes.

(In millions)	Currency Translation Adjustments	Employee Benefit Plans	Interest Rate Derivatives	Accumulated Other Comprehensive Income
Balance as of December 31, 2020	$(6)	$8	$(1)	$1
Other comprehensive income	—	—	3	3
Balance as of March 31, 2021	$(6)	$8	$2	$4
Other comprehensive loss	—	—	(1)	(1)
Balance as of June 30, 2021	$(6)	$8	$1	$3

Balance as of December 31, 2021	$(6)	$12	$4	$10
Other comprehensive income	—	—	7	7
Balance as of March 31, 2022	$(6)	$12	$11	$17
Other comprehensive (loss) income	—	(1)	4	3
Balance as of June 30, 2022	$(6)	$11	$15	$20

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

Transactions between segments are at negotiated prices.

	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Segment Total	Unallocated(1)	Total
Three Months Ended June 30, 2022	(in millions)
Net revenues	$294	$236	$240	$149	$919	$(2)	$917
Intersegment revenues	—	2	—	1	3	(3)	—
Total segment net revenues	294	238	240	150	922	(5)	917
Adjusted EBITDA	36	46	25	25	132
Depreciation and amortization	6	5	4	5	20	9	29

	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Segment Total	Unallocated(1)	Total
Three Months Ended June 30, 2021	(in millions)
Net revenues	$303	$218	$217	$141	$879	$(6)	$873
Intersegment revenues	—	2	—	1	3	(3)	—
Total segment net revenues	303	220	217	142	882	(9)	873
Adjusted EBITDA	59	45	45	21	170
Depreciation and amortization	5	5	4	5	19	8	27

	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Segment Total	Unallocated(1)	Total
Six Months Ended June 30, 2022	(in millions)
Net revenues	$562	$462	$450	$289	$1,763	$(1)	$1,762
Intersegment revenues	—	4	—	3	7	(7)	—
Total segment net revenues	562	466	450	292	1,770	(8)	1,762
Adjusted EBITDA	64	91	48	44	247
Depreciation and amortization	12	9	8	11	40	17	57

	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Segment Total	Unallocated(1)	Total
Six Months Ended June 30, 2021	(in millions)
Net revenues	$574	$410	$386	$267	$1,637	$(8)	$1,629
Intersegment revenues	—	4	—	1	5	(5)	—
Total segment net revenues	574	414	386	268	1,642	(13)	1,629
Adjusted EBITDA	111	90	79	38	318
Depreciation and amortization	10	9	8	10	37	16	53

Segment assets consisted of the following:

	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Segment Total	Unallocated(1)	Total
	(in millions)
As of June 30, 2022	$672	$304	$181	$265	$1,422	$3,437	$4,859
As of December 31, 2021	562	290	165	247	1,264	3,548	4,812

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

The following table presents a reconciliation of segment Adjusted EBITDA to GAAP income before income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)		(in millions)
Segment Adjusted EBITDA	$132	$170	$247	$318
Corporate / unallocated expenses	(14)	(22)	(17)	(30)
	118	148	230	288
Adjustments to reconcile to GAAP income before income taxes
Depreciation and amortization	(29)	(27)	(57)	(53)
Interest expense, net	(16)	(12)	(28)	(24)
IPO and separation-related costs	(3)	(4)	(7)	(7)
Consolidated GAAP income before income taxes	$70	$105	$138	$204

Information in Relation to Products

Net revenues by product line are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)		(in millions)
Waste and storage products (1)	$388	$362	$758	$682
Cooking products	294	303	562	574
Tableware	240	217	450	386
Unallocated	(5)	(9)	(8)	(13)
Net revenues	$917	$873	$1,762	$1,629

(1)	Waste and storage products are comprised of our Hefty Waste & Storage and Presto Products segments.

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

For the three and six months ended June 30, 2022, revenues from products sold to PEI Group were $21 million and $48 million, respectively, compared to $26 million and $50 million in the comparable prior year periods. For the three and six months ended June 30, 2022, products purchased from PEI Group were $100 million and $194 million, respectively, compared to $88 million and $162 million in the comparable prior year periods. For the three and six months ended June 30, 2022, PEI Group charged us freight and warehousing costs of $15 million and $29 million, respectively, compared to $15 million and $29 million in the comparable prior year periods, which were included in cost of sales. The resulting related party receivables and payables are settled regularly in the normal course of business.

Furthermore, $36 million of the dividends paid during each of the three months ended June 30, 2022 and June 30, 2021, and $71 million of the dividends paid during each of the six months ended June 30, 2022 and June 30, 2021, were paid to PFL.

Note 11 – Subsequent Events

Quarterly Cash Dividend

On July 28, 2022, our Board of Directors approved a cash dividend of $0.23 per common share to be paid on August 31, 2022 to shareholders of record on August 17, 2022.

Except as described above, there have been no events subsequent to June 30, 2022 which would require accrual or disclosure in these condensed consolidated financial statements.

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

Overview

Total net revenues increased 5% and 8% in the three and six months ended June 30, 2022, respectively, compared to the same periods in 2021. The revenue increase in both periods was primarily due to pricing actions taken in response to increased material, manufacturing and logistics costs, partially offset by lower volume.

We experienced significant increases in material costs as well as increases in manufacturing, logistics and advertising costs in the three and six months ended June 30, 2022, compared to the same prior year periods. We continue to aggressively implement price increases in an effort to recover these costs and maintain our profitability. Our earnings decline in each of the three and six months ended June 30, 2022 compared to the same prior year periods was primarily attributable to lower volume and higher material, manufacturing, logistics and advertising costs, partially offset by price increases.

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

The following table presents a reconciliation of our net income, the most directly comparable GAAP financial measure, to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
	(in millions)		(in millions)
Net income – GAAP	$52	$80	$104	$154
Income tax expense	18	25	34	50
Interest expense, net	16	12	28	24
Depreciation and amortization	29	27	57	53
IPO and separation-related costs (1)	3	4	7	7
Adjusted EBITDA (Non-GAAP)	$118	$148	$230	$288

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

The following tables present reconciliations of our net income and diluted EPS, the most directly comparable GAAP financial measures, to Adjusted Net Income and Adjusted Diluted EPS:

	Three Months Ended June 30, 2022			Three Months Ended June 30, 2021
(In millions, except for per share data)	Net Income	Diluted Shares	Diluted EPS	Net Income	Diluted Shares	Diluted EPS
As Reported - GAAP	$52	210	$0.25	$80	210	$0.38
Adjustments:
IPO and separation-related costs (1)	2	210	0.01	3	210	0.01
Adjusted (Non-GAAP)	$54	210	$0.26	$83	210	$0.39

(1)	Amounts are after tax, calculated using a tax rate of 25.2% and 24.0% for the three months ended June 30, 2022 and 2021, respectively, which is our effective tax rate for the periods presented.

	Six Months Ended June 30, 2022			Six Months Ended June 30, 2021
(In millions, except for per share data)	Net Income	Diluted Shares	Diluted EPS	Net Income	Diluted Shares	Diluted EPS
As Reported - GAAP	$104	210	$0.50	$154	210	$0.73
Adjustments:
IPO and separation-related costs (1)	5	210	0.02	5	210	0.02
Adjusted (Non-GAAP)	$109	210	$0.52	$159	210	$0.75

(1)	Amounts are after tax, calculated using a tax rate of 24.8% and 24.5% for the six months ended June 30, 2022 and 2021, respectively, which is our effective tax rate for the periods presented.

Results of Operations – Three Months Ended June 30, 2022

The following discussion should be read in conjunction with our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Detailed comparisons of revenue and results are presented in the discussions of the operating segments, which follow our consolidated results discussion.

Aggregation of Segment Revenue and Adjusted EBITDA

(In millions)	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Unallocated(1)	Total Reynolds Consumer Products
Net revenues for the three months ended June 30:
2022	$294	$238	$240	$150	$(5)	$917
2021	303	220	217	142	(9)	873
Adjusted EBITDA for the three months ended June 30:
2022	$36	$46	$25	$25	$(14)	$118
2021	59	45	45	21	(22)	148

(1)

The unallocated net revenues include elimination of intersegment revenues and other revenue adjustments. The unallocated Adjusted EBITDA represents the combination of corporate expenses which are not allocated to our segments and other unallocated revenue adjustments.

Three Months Ended June 30, 2022 Compared with the Three Months Ended June 30, 2021

Total Reynolds Consumer Products

	For the Three Months Ended June 30,
(In millions, except for %)	2022	% of Revenue	2021	% of Revenue	Change	% Change
Net revenues	$896	98%	$847	97%	$49	6%
Related party net revenues	21	2%	26	3%	(5)	(19)%
Total net revenues	917	100%	873	100%	44	5%
Cost of sales	(733)	(80)%	(665)	(76)%	(68)	(10)%
Gross profit	184	20%	208	24%	(24)	(12)%
Selling, general and administrative expenses	(91)	(10)%	(89)	(10)%	(2)	(2)%
Other expense, net	(7)	(1)%	(2)	—%	(5)	NM
Income from operations	86	9%	117	13%	(31)	(26)%
Interest expense, net	(16)	(2)%	(12)	(1)%	(4)	(33)%
Income before income taxes	70	8%	105	12%	(35)	(33)%
Income tax expense	(18)	(2)%	(25)	(3)%	7	28%
Net income	$52	6%	$80	9%	$(28)	(35)%
Adjusted EBITDA (1)	$118	13%	$148	17%	$(30)	(20)%

________________________________________

NM – Percentage change is not meaningful.

(1)	Adjusted EBITDA is a non-GAAP measure. See “Non-GAAP Measures” for details, including a reconciliation between net income and Adjusted EBITDA.

Components of Change in Net Revenues for the Three Months Ended June 30, 2022 vs. the Three Months Ended June 30, 2021

	Price	Volume/Mix	Total
Reynolds Cooking & Baking	16%	(19)%	(3)%
Hefty Waste & Storage	11%	(3)%	8%
Hefty Tableware	11%	—	11%
Presto Products	13%	(7)%	6%
Total RCP	14%	(9)%	5%

Total Net Revenues. Total net revenues increased by $44 million, or 5%, to $917 million. The increase was primarily driven by higher pricing as a result of pricing actions taken in response to increased material, manufacturing and logistics costs, partially offset by lower volume.

Cost of Sales. Cost of sales increased by $68 million, or 10%, to $733 million. The increase was driven by an increase of $87 million in material costs, as well as increased manufacturing and logistics costs, partially offset by lower volume.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $2 million, or 2%, to $91 million, primarily due to higher advertising expense, partially offset by lower personnel costs.

Other Expense, Net. Other expense, net increased by $5 million to $7 million primarily due to changes in our deferred compensation plan assets.

Interest Expense, Net. Interest expense, net increased by $4 million, or 33%, to $16 million.

Income Tax Expense. We recognized income tax expense of $18 million on income before income taxes of $70 million (an effective tax rate of 25.2%) for the three months ended June 30, 2022 compared to income tax expense of $25 million on income before income taxes of $105 million (an effective tax rate of 24.0%) for the three months ended June 30, 2021.

Adjusted EBITDA. Adjusted EBITDA decreased by $30 million, or 20%, to $118 million. The decrease in Adjusted EBITDA was primarily due to declines in foil consumption, as well as higher material, manufacturing, logistics and advertising costs, which was significantly offset by price increases.

Segment Information

Reynolds Cooking & Baking

	For the Three Months Ended June 30,
(In millions, except for %)	2022	2021	Change	% Change
Total segment net revenues	$294	$303	$(9)	(3)%
Segment Adjusted EBITDA	36	59	(23)	(39)%
Segment Adjusted EBITDA Margin	12%	19%

Total Segment Net Revenues. Reynolds Cooking & Baking total segment net revenues decreased by $9 million, or 3%, to $294 million. The decrease in net revenues was primarily driven by lower foil consumption, lower reroll sales and the timing of retailer inventory replenishment, partially offset by higher pricing as a result of pricing actions taken in response to increased material, manufacturing and logistics costs.

Adjusted EBITDA. Reynolds Cooking & Baking Adjusted EBITDA decreased by $23 million, or 39%, to $36 million. The decrease in Adjusted EBITDA was primarily driven by lower volume and higher material, manufacturing and logistics costs, which were significantly offset by price increases.

Hefty Waste & Storage

	For the Three Months Ended June 30,
(In millions, except for %)	2022	2021	Change	% Change
Total segment net revenues	$238	$220	$18	8%
Segment Adjusted EBITDA	46	45	1	2%
Segment Adjusted EBITDA Margin	19%	20%

Total Segment Net Revenues. Hefty Waste & Storage total segment net revenues increased by $18 million, or 8%, to $238 million. The increase in net revenues was primarily driven by higher pricing due to pricing actions taken in response to increased material, manufacturing and logistics costs, partially offset by lower volume.

Adjusted EBITDA. Hefty Waste & Storage Adjusted EBITDA increased by $1 million, or 2%, to $46 million. The increase in Adjusted EBITDA was primarily driven by price increases, offset by higher material, manufacturing and logistics costs as well as higher advertising costs.

Hefty Tableware

	For the Three Months Ended June 30,
(In millions, except for %)	2022	2021	Change	% Change
Total segment net revenues	$240	$217	$23	11%
Segment Adjusted EBITDA	25	45	(20)	(44)%
Segment Adjusted EBITDA Margin	10%	21%

Total Segment Net Revenues. Hefty Tableware total segment net revenues increased by $23 million, or 11%, to $240 million. The increase in net revenues was primarily due to higher pricing as a result of pricing actions taken in response to increased material, manufacturing and logistics costs.

Adjusted EBITDA. Hefty Tableware Adjusted EBITDA decreased by $20 million, or 44%, to $25 million. The decrease in Adjusted EBITDA was primarily driven by pricing actions lagging material, manufacturing and logistics costs, as well as higher advertising costs.

Presto Products

	For the Three Months Ended June 30,
(In millions, except for %)	2022	2021	Change	% Change
Total segment net revenues	$150	$142	$8	6%
Segment Adjusted EBITDA	25	21	4	19%
Segment Adjusted EBITDA Margin	17%	15%

Total Segment Net Revenues. Presto Products total segment net revenues increased by $8 million, or 6%, to $150 million. The increase in net revenues was primarily driven by pricing actions taken in response to increased material, manufacturing and logistics costs, partially offset by lower volume.

Adjusted EBITDA. Presto Products Adjusted EBITDA increased by $4 million, or 19%, to $25 million. The increase in Adjusted EBITDA was primarily driven by the timing of price increases to recover higher material, manufacturing and logistics costs, partially offset by lower volume.

Results of Operations – Six Months Ended June 30, 2022

The following discussion should be read in conjunction with our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Detailed comparisons of revenue and results are presented in the discussions of the operating segments, which follow our consolidated results discussion.

Aggregation of Segment Revenue and Adjusted EBITDA

(In millions)	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Unallocated(1)	Total Reynolds Consumer Products
Net revenues for the six months ended June 30:
2022	$562	$466	$450	$292	$(8)	$1,762
2021	574	414	386	268	(13)	1,629
Adjusted EBITDA for the six months ended June 30:
2022	$64	$91	$48	$44	$(17)	$230
2021	111	90	79	38	(30)	288

(1)

The unallocated net revenues include elimination of intersegment revenues and other revenue adjustments. The unallocated Adjusted EBITDA represents the combination of corporate expenses which are not allocated to our segments and other unallocated revenue adjustments.

Six Months Ended June 30, 2022 Compared with the Six Months Ended June 30, 2021

Total Reynolds Consumer Products

	For the Six Months Ended June 30,
(In millions, except for %)	2022	% of Revenue	2021	% of Revenue	Change	% Change
Net revenues	$1,714	97%	$1,579	97%	$135	9%
Related party net revenues	48	3%	50	3%	(2)	(4)%
Total net revenues	1,762	100%	1,629	100%	133	8%
Cost of sales	(1,410)	(80)%	(1,229)	(75)%	(181)	(15)%
Gross profit	352	20%	400	25%	(48)	(12)%
Selling, general and administrative expenses	(174)	(10)%	(167)	(10)%	(7)	(4)%
Other expense, net	(12)	(1)%	(5)	—%	(7)	NM
Income from operations	166	9%	228	14%	(62)	(27)%
Interest expense, net	(28)	(2)%	(24)	(1)%	(4)	(17)%
Income before income taxes	138	8%	204	13%	(66)	(32)%
Income tax expense	(34)	(2)%	(50)	(3)%	16	32%
Net income	$104	6%	$154	9%	$(50)	(32)%
Adjusted EBITDA (1)	$230	13%	$288	18%	$(58)	(20)%

________________________________________

NM – Percentage change is not meaningful.

(1)	Adjusted EBITDA is a non-GAAP measure. See “Non-GAAP Measures” for details, including a reconciliation between net income and Adjusted EBITDA.

Components of Change in Net Revenues for the Six Months Ended June 30, 2022 vs. the Six Months Ended June 30, 2021

	Price	Volume/Mix	Total
Reynolds Cooking & Baking	14%	(16)%	(2)%
Hefty Waste & Storage	12%	1%	13%
Hefty Tableware	13%	4%	17%
Presto Products	14%	(5)%	9%
Total RCP	13%	(5)%	8%

Total Net Revenues. Total net revenues increased by $133 million, or 8%, to $1,762 million. The increase was primarily driven by higher pricing as a result of pricing actions taken in response to increased material, manufacturing and logistics costs, partially offset by lower volume.

Cost of Sales. Cost of sales increased by $181 million, or 15%, to $1,410 million. The increase was driven by an increase of $192 million in material costs, as well as increased manufacturing and logistics costs, partially offset by lower volume.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $7 million, or 4%, to $174 million primarily due to higher advertising expense, partially offset by lower personnel costs.

Other Expense, Net. Other expense, net increased by $7 million, or 140%, to $12 million primarily due to changes in our deferred compensation plan assets.

Interest Expense, Net. Interest expense, net increased by $4 million, or 17%, to $28 million.

Income Tax Expense. We recognized income tax expense of $34 million on income before income taxes of $138 million (an effective tax rate of 24.8%) for the six months ended June 30, 2022 compared to income tax expense of $50 million on income before income taxes of $204 million (an effective tax rate of 24.5%) for the six months ended June 30, 2021.

Adjusted EBITDA. Adjusted EBITDA decreased by $58 million, or 20%, to $230 million. The decrease in Adjusted EBITDA was primarily due to lower volume and pricing actions lagging higher material, manufacturing and logistics costs, as well as higher advertising costs.

Segment Information

Reynolds Cooking & Baking

	For the Six Months Ended June 30,
(In millions, except for %)	2022	2021	Change	% Change
Total segment net revenues	$562	$574	$(12)	(2)%
Segment Adjusted EBITDA	64	111	(47)	(42)%
Segment Adjusted EBITDA Margin	11%	19%

Total Segment Net Revenues. Reynolds Cooking & Baking total segment net revenues decreased by $12 million, or 2%, to $562 million. The decrease in net revenues was primarily driven by lower foil consumption and reroll sales as well as timing of retailer inventory replenishment, partially offset by higher pricing as a result of pricing actions taken in response to increased material, manufacturing and logistics costs.

Adjusted EBITDA. Reynolds Cooking & Baking Adjusted EBITDA decreased by $47 million, or 42%, to $64 million. The decrease in Adjusted EBITDA was primarily driven by lower volume as well as pricing actions lagging material, manufacturing and logistics cost increases.

Hefty Waste & Storage

	For the Six Months Ended June 30,
(In millions, except for %)	2022	2021	Change	% Change
Total segment net revenues	$466	$414	$52	13%
Segment Adjusted EBITDA	91	90	1	1%
Segment Adjusted EBITDA Margin	20%	22%

Total Segment Net Revenues. Hefty Waste & Storage total segment net revenues increased by $52 million, or 13%, to $466 million. The increase in net revenues was primarily driven by higher pricing due to pricing actions taken in response to increased material, manufacturing and logistics costs, as well as higher volume.

Adjusted EBITDA. Hefty Waste & Storage Adjusted EBITDA increased by $1 million, or 1%, to $91 million. The increase in Adjusted EBITDA was primarily driven by higher volume and price increases, offset by higher material, manufacturing and logistics costs as well as higher advertising costs.

Hefty Tableware

	For the Six Months Ended June 30,
(In millions, except for %)	2022	2021	Change	% Change
Total segment net revenues	$450	$386	$64	17%
Segment Adjusted EBITDA	48	79	(31)	(39)%
Segment Adjusted EBITDA Margin	11%	20%

Total Segment Net Revenues. Hefty Tableware total segment net revenues increased by $64 million, or 17%, to $450 million. The increase in net revenues was primarily driven by higher pricing as a result of pricing actions taken in response to increased material, manufacturing and logistics costs, as well as higher volume.

Adjusted EBITDA. Hefty Tableware Adjusted EBITDA decreased by $31 million, or 39%, to $48 million. The decrease in Adjusted EBITDA was primarily driven by pricing actions lagging material, manufacturing and logistics costs, partially offset by higher volume.

Presto Products

	For the Six Months Ended June 30,
(In millions, except for %)	2022	2021	Change	% Change
Total segment net revenues	$292	$268	$24	9%
Segment Adjusted EBITDA	44	38	6	16%
Segment Adjusted EBITDA Margin	15%	14%

Total Segment Net Revenues. Presto Products total segment net revenues increased by $24 million, or 9%, to $292 million. The increase in net revenues was primarily driven by pricing actions taken in response to increased material, manufacturing and logistics costs, partially offset by lower volume.

Adjusted EBITDA. Presto Products Adjusted EBITDA increased by $6 million, or 16%, to $44 million. The increase in Adjusted EBITDA was primarily driven by the timing of price increases to recover higher material, manufacturing and logistics costs.

Liquidity and Capital Resources

Our principal sources of liquidity are existing cash and cash equivalents, cash generated from operating activities, including proceeds from factored receivables, and available borrowings under the Revolving Facility.

The following table discloses our cash flows for the periods presented:

	For the Six Months Ended June 30,
(In millions)	2022	2021
Net cash provided by operating activities	$101	$18
Net cash used in investing activities	(56)	(73)
Net cash used in financing activities	(108)	(208)
Decrease in cash and cash equivalents	$(63)	$(263)

Cash provided by operating activities

Net cash from operating activities increased by $83 million, to $101 million in the six months ended June 30, 2022. The increase was primarily driven by $106 million of accounts receivable factored in the current year period as well as lower net cash outlays in the current year period, mainly related to employee costs and inventory investment, compared to the prior year period, partially offset by lower net income.

Cash used in investing activities

Net cash used in investing activities decreased by $17 million to $56 million. The decrease was driven primarily by a purchase of a previously leased manufacturing facility in the prior year period that did not repeat in the current year period.

Cash used in financing activities

Net cash used in financing activities decreased by $100 million, to $108 million. The decrease was attributable to a voluntary payment of debt made in the prior year period that did not repeat in the current year period.

External Debt Facilities

On February 4, 2020, in conjunction with our Corporate Reorganization and IPO, we entered into the External Debt Facilities which consist of a $2,475 million Term Loan Facility and a Revolving Facility that provides for additional borrowing capacity of up to $250 million, reduced by amounts used for letters of credit.

As of June 30, 2022, the outstanding balance under the Term Loan Facility was $2,119 million. As of June 30, 2022, we had no outstanding borrowings under the Revolving Facility, and we had $8 million of letters of credit outstanding, which reduces the borrowing capacity under the Revolving Facility.

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

During the year ended December 31, 2020, we entered into a series of interest rate swaps which fixed the LIBO rate to an annual rate of 0.18% to 0.47% (for an annual effective interest rate of 1.93% to 2.22%, including margin) for an aggregate notional amount of $1,650 million, of which $800 million notional value was still in effect as of June 30, 2022. In May 2022, we entered into additional interest rate swaps which fixed the LIBO rate to an annual rate of 2.70% to 2.74% (for an annual effective interest rate of 4.45% to 4.49%, including margin) for an aggregate notional amount of $600 million. As of June 30, 2022, we had interest rate swaps of an aggregate notional amount of $1,400 million. The interest rate swaps outstanding as of June 30, 2022 hedge a portion of the interest rate exposure resulting from our Term Loan Facility for periods ranging from less than one year to four years.

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

Accounts Receivable Factoring

In May 2022, we entered into an accounts receivable factoring agreement with JP Morgan Chase Bank, N.A. to sell certain accounts receivable up to $190 million. Factored receivables as of June 30, 2022 were $106 million. Transactions under this agreement are accounted for as sales of accounts receivable, and the receivables sold are removed from the condensed consolidated balance sheet at the time of the sales transaction. We classify the proceeds received from the sales of accounts receivable as an operating cash flow in the condensed consolidated statement of cash flows. We record the discount as other expense, net in the condensed consolidated statement of income.

Dividends

During the three and six months ended June 30, 2022, cash dividends of $0.23 and $0.46 per share, respectively, were declared and paid. On July 28, 2022, a quarterly cash dividend of $0.23 per share was declared and is to be paid on August 31, 2022. We expect to continue paying cash dividends on a quarterly basis; however, future dividends are at the discretion of our Board of Directors and will depend upon our earnings, capital requirements, financial condition, contractual limitations (including under the Term Loan Facility) and other factors.

****

We believe that our projected cash position, cash flows from operations, including proceeds from factored receivables, and available borrowings under the Revolving Facility are sufficient to meet debt service, capital expenditures and working capital needs for the foreseeable future. However, we cannot ensure that our business will generate sufficient cash flow from operations or that future borrowings will be available under our borrowing agreements in amounts sufficient to pay indebtedness or fund other liquidity needs. Actual results of operations will depend on numerous factors, many of which are beyond our control as further discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

See “Item 7A: Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. During the six months ended June 30, 2022, there have been no material changes in our exposure to market risk.

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

In connection with the preparation of this report, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2022, our disclosure controls and procedures were effective.

b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
August 9, 2022