Form 10-Q
period 2022-09-30
Reynolds Consumer Products Inc.
filed 2022-11-08
CIK 1786431

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of October 31, 2022, the registrant had 209,862,658 shares of common stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements.

Reynolds Consumer Products Inc.

Condensed Consolidated Statements of Income

(in millions, except for per share data)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net revenues	$938	$876	$2,652	$2,455
Related party net revenues	29	29	77	79
Total net revenues	967	905	2,729	2,534
Cost of sales	(789)	(723)	(2,199)	(1,952)
Gross profit	178	182	530	582
Selling, general and administrative expenses	(90)	(77)	(264)	(244)
Other expense, net	(5)	(5)	(17)	(10)
Income from operations	83	100	249	328
Interest expense, net	(20)	(12)	(48)	(36)
Income before income taxes	63	88	201	292
Income tax expense	(15)	(22)	(49)	(72)
Net income	$48	$66	$152	$220

Earnings per share:
Basic	$0.23	$0.31	$0.72	$1.05
Diluted	$0.23	$0.31	$0.72	$1.05

Weighted average shares outstanding:
Basic	209.9	209.7	209.8	209.7
Effect of dilutive securities	—	0.1	0.1	0.1
Diluted	209.9	209.8	209.9	209.8

See accompanying notes to the condensed consolidated financial statements.

Reynolds Consumer Products Inc.

Condensed Consolidated Statements of Comprehensive Income

(in millions)

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
Net income	$48	$66	$152	$220
Other comprehensive income (loss), net of income taxes:
Currency translation adjustment	(2)	—	(2)	—
Employee benefit plans	—	—	(1)	—
Interest rate derivatives	24	—	35	2
Other comprehensive income, net of income taxes	22	—	32	2
Comprehensive income	$70	$66	$184	$222

See accompanying notes to the condensed consolidated financial statements.

Reynolds Consumer Products Inc.

Condensed Consolidated Balance Sheets

(in millions, except for per share data)

	(Unaudited) As of September 30, 2022	As of December 31, 2021
Assets
Cash and cash equivalents	$33	$164
Accounts receivable (net of allowance for doubtful accounts of $1 and $1)	289	316
Other receivables	12	12
Related party receivables	10	10
Inventories	796	583
Other current assets	41	19
Total current assets	1,181	1,104
Property, plant and equipment (net of accumulated depreciation of $808 and $752)	693	677
Operating lease right-of-use assets, net	63	55
Goodwill	1,879	1,879
Intangible assets, net	1,038	1,061
Other assets	58	36
Total assets	$4,912	$4,812
Liabilities
Accounts payable	$295	$261
Related party payables	44	38
Current portion of long-term debt	25	25
Accrued and other current liabilities	184	160
Total current liabilities	548	484
Long-term debt	2,071	2,087
Long-term operating lease liabilities	51	46
Deferred income taxes	362	351
Long-term postretirement benefit obligation	49	50
Other liabilities	33	38
Total liabilities	$3,114	$3,056
Commitments and contingencies (Note 7)
Stockholders’ equity
Common stock, $0.001 par value; 2,000 shares authorized; 210 shares issued and outstanding	—	—
Additional paid-in capital	1,383	1,381
Accumulated other comprehensive income	42	10
Retained earnings	373	365
Total stockholders' equity	1,798	1,756
Total liabilities and stockholders' equity	$4,912	$4,812

See accompanying notes to the condensed consolidated financial statements.

Reynolds Consumer Products Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(in millions, except for per share data)

(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
Balance as of December 31, 2020	$—	$1,381	$233	$1	$1,615
Net income	—	—	74	—	74
Other comprehensive income, net of income taxes	—	—	—	3	3
Dividends ($0.23 per share declared and paid)	—	—	(48)	—	(48)
Other	—	(1)	—	—	(1)
Balance as of March 31, 2021	$—	$1,380	$259	$4	$1,643
Net income	—	—	80	—	80
Other comprehensive loss, net of income taxes	—	—	—	(1)	(1)
Dividends ($0.23 per share declared and paid)	—	—	(48)	—	(48)
Other	—	2	—	—	2
Balance as of June 30, 2021	$—	$1,382	$291	$3	$1,676
Net income	—	—	66	—	66
Dividends ($0.23 per share declared and paid)	—	—	(48)	—	(48)
Balance as of September 30, 2021	$—	$1,382	$309	$3	$1,694

Balance as of December 31, 2021	$—	$1,381	$365	$10	$1,756
Net income	—	—	52	—	52
Other comprehensive income, net of income taxes	—	—	—	7	7
Dividends ($0.23 per share declared and paid)	—	—	(48)	—	(48)
Balance as of March 31, 2022	$—	$1,381	$369	$17	$1,767
Net income	—	—	52	—	52
Other comprehensive income, net of income taxes	—	—	—	3	3
Dividends ($0.23 per share declared and paid)	—	—	(48)	—	(48)
Other	—	2	—	—	2
Balance as of June 30, 2022	$—	$1,383	$373	$20	$1,776
Net income	—	—	48	—	48
Other comprehensive income, net of income taxes	—	—	—	22	22
Dividends ($0.23 per share declared and paid)	—	—	(48)	—	(48)
Balance as of September 30, 2022	$—	$1,383	$373	$42	$1,798

See accompanying notes to the condensed consolidated financial statements.

Reynolds Consumer Products Inc.

Condensed Consolidated Statements of Cash Flows

(in millions)

(Unaudited)

	Nine Months Ended
	September 30,
	2022	2021
Cash provided by operating activities
Net income	$152	$220
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	87	81
Deferred income taxes	(1)	8
Stock compensation expense	4	5
Change in assets and liabilities:
Accounts receivable, net	27	(27)
Other receivables	—	3
Related party receivables	—	(2)
Inventories	(213)	(197)
Accounts payable	40	64
Related party payables	6	(6)
Income taxes payable / receivable	—	(7)
Accrued and other current liabilities	23	(20)
Other assets and liabilities	(7)	—
Net cash provided by operating activities	118	122
Cash used in investing activities
Acquisition of property, plant and equipment	(86)	(101)
Net cash used in investing activities	(86)	(101)
Cash used in financing activities
Repayment of long-term debt	(19)	(119)
Dividends paid	(144)	(144)
Net cash used in financing activities	(163)	(263)
Net decrease in cash and cash equivalents	(131)	(242)
Cash and cash equivalents at beginning of period	164	312
Cash and cash equivalents at end of period	$33	$70

Cash paid:
Income taxes	49	72
Interest	42	32

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

In May 2022, we entered into an accounts receivable factoring agreement with JP Morgan Chase Bank, N.A. to sell certain accounts receivable up to $190 million. The outstanding balance owed under the factoring arrangement as of September 30, 2022 was $70 million. Transactions under this agreement are accounted for as sales of accounts receivable, and the receivables sold are removed from the condensed consolidated balance sheet at the time of the sales transaction. We classify proceeds received from the sales of accounts receivable as an operating cash flow in the condensed consolidated statement of cash flows. We record the discount as other expense, net in the condensed consolidated statement of income.

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

Note 3 – Inventories

Inventories consisted of the following:

	September 30, 2022	December 31, 2021
	(in millions)
Raw materials	$236	$206
Work in progress	83	63
Finished goods	435	276
Spare parts	42	38
Inventories	$796	$583

Note 4 – Debt

Long-term debt consisted of the following:

	September 30, 2022	December 31, 2021
	(in millions)
Term loan facility	$2,113	$2,132
Deferred financing transaction costs	(15)	(18)
Original issue discounts	(2)	(2)
	2,096	2,112
Less: current portion	(25)	(25)
Long-term debt	$2,071	$2,087

External Debt Facilities

In February 2020, we entered into new external debt facilities (“External Debt Facilities”), which consist of (i) a $2,475 million senior secured term loan facility (“Term Loan Facility”); and (ii) a $250 million senior secured revolving credit facility (“Revolving Facility”).

Borrowings under the External Debt Facilities bear interest at a rate per annum equal to, at our option, either a base rate plus an applicable margin of 0.75% or a LIBO rate plus an applicable margin of 1.75%. During September 2020, May 2022 and August 2022, we entered into a series of interest rate swaps to hedge a portion of the interest rate exposure resulting from these borrowings. Refer to Note 5 – Financial Instruments for further details.

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

Revolving Facility

The Revolving Facility matures in February 2025 and includes a sub-facility for letters of credit. As of September 30, 2022, we had no outstanding borrowings under the Revolving Facility, and we had $7 million of letters of credit outstanding, which reduces the borrowing capacity under the Revolving Facility.

Fair Value of Our Long-Term Debt

The fair value of our long-term debt as of September 30, 2022, which is a Level 2 fair value measurement, approximates the carrying value due to the variable market interest rate and the stability of our credit profile.

Note 5 - Financial Instruments

Interest Rate Derivatives

During 2020, we entered into a series of interest rate swaps which fixed the LIBO rate to an annual rate of 0.18% to 0.47% (for an annual effective interest rate of 1.93% to 2.22%, including margin) for an aggregate notional amount of $1,650 million, of which $150 million notional value was still in effect as of September 30, 2022. In May 2022, we entered into additional interest rate swaps which fixed the LIBO rate to an annual rate of 2.70% to 2.74% (for an annual effective interest rate of 4.45% to 4.49%, including margin) for an aggregate notional amount of $600 million. In August 2022, we entered into additional interest rate swaps which fixed the LIBO rate to an annual rate of 3.42% to 3.44% (for an annual effective interest rate of 5.17% to 5.19%, including margin) for an aggregate notional amount of $400 million. As of September 30, 2022, we had interest rate swaps of an aggregate notional amount of $1,150 million.

The interest rate swaps outstanding as of September 30, 2022 hedge a portion of the interest rate exposure resulting from our Term Loan Facility for periods ranging from three to four years. We classified these instruments as cash flow hedges. The effective portion of the gain or loss on the open hedging instrument is recorded in accumulated other comprehensive income and is reclassified into earnings as interest expense, net when settled. The associated asset or liability on the open hedges is recorded at its fair value in other assets or other liabilities, as applicable. The fair value of the interest rate swaps was determined using a discounted cash flow method based on market-based swap yield curves, taking into account current interest rates, and is classified as Level 2 within the fair value hierarchy.

The following table provides the notional amounts, the annual rates, the weighted average annual effective rates, and the fair value of our interest rate derivatives:

(In millions)	Notional Amount	Annual Rate	Weighted Average Annual Effective Rate	Fair Value Current Asset	Fair Value Non-Current Asset
As of September 30, 2022	$1,150	2.19% to 5.19%	4.42%	$19	$32
As of December 31, 2021	$800	1.93% to 2.22%	2.01%	$1	$4

The following table provides the before tax effect of our interest rate derivatives on accumulated other comprehensive income and the condensed consolidated statements of income:

(In millions)	Amount of Gain (Loss) Recognized in Other Comprehensive Income	Amount of Gain (Loss) Reclassified From Accumulated Other Comprehensive Income Into Income
For the three months ended September 30, 2022	$34	$3
For the three months ended September 30, 2021	$(1)	$(1)
For the nine months ended September 30, 2022	$49	$3
For the nine months ended September 30, 2021	$1	$(1)

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

Additionally, we established an equity incentive plan for purposes of granting stock-based compensation awards to certain members of our senior management, our non-executive directors and to certain employees, to incentivize their performance and align their interests with ours. We have granted RSUs to certain employees and non-employee directors that have a service-based vesting condition. In addition, we have granted performance stock units (“PSUs”) to certain members of management that have a performance-based vesting condition. We account for forfeitures of outstanding but unvested grants in the period they occur. A maximum of 10.5 million shares of common stock were initially available for issuance under equity incentive awards granted pursuant to the plan. In the three and nine months ended September 30, 2022, zero and 0.2 million RSUs and zero and 0.2 million PSUs were granted, respectively.

As of September 30, 2022, there were stock-based compensation awards representing 0.4 million shares outstanding compared to 0.4 million shares outstanding as of December 31, 2021. Stock-based compensation expense was zero and $4 million for the three and nine months ended September 30, 2022, respectively, and $2 million and $5 million in the comparable prior year periods.

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

As of September 30, 2022, there were no legal proceedings pending other than those for which we have determined that the possibility of a material outflow is remote.

Note 8 – Accumulated Other Comprehensive Income

The following table summarizes the changes in our balances of each component of accumulated other comprehensive income, net of income taxes.

(In millions)	Currency Translation Adjustments	Employee Benefit Plans	Interest Rate Derivatives	Accumulated Other Comprehensive Income
Balance as of December 31, 2020	$(6)	$8	$(1)	$1
Other comprehensive income	—	—	3	3
Balance as of March 31, 2021	$(6)	$8	$2	$4
Other comprehensive loss	—	—	(1)	(1)
Balance as of June 30, 2021	$(6)	$8	$1	$3
Other comprehensive income	—	—	—	—
Balance as of September 30, 2021	$(6)	$8	$1	$3

Balance as of December 31, 2021	$(6)	$12	$4	$10
Other comprehensive income	—	—	7	7
Balance as of March 31, 2022	$(6)	$12	$11	$17
Other comprehensive (loss) income	—	(1)	4	3
Balance as of June 30, 2022	$(6)	$11	$15	$20
Other comprehensive (loss) income	(2)	—	24	22
Balance as of September 30, 2022	$(8)	$11	$39	$42

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

Transactions between segments are at negotiated prices.

	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Segment Total	Unallocated(1)	Total
Three Months Ended September 30, 2022	(in millions)
Net revenues	$327	$234	$251	$154	$966	$1	$967
Intersegment revenues	—	3	—	1	4	(4)	—
Total segment net revenues	327	237	251	155	970	(3)	967
Adjusted EBITDA	33	44	24	23	124
Depreciation and amortization	6	5	4	6	21	9	30

	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Segment Total	Unallocated(1)	Total
Three Months Ended September 30, 2021	(in millions)
Net revenues	$328	$235	$196	$150	$909	$(4)	$905
Intersegment revenues	—	2	—	1	3	(3)	—
Total segment net revenues	328	237	196	151	912	(7)	905
Adjusted EBITDA	56	37	25	14	132
Depreciation and amortization	5	5	4	5	19	8	27

	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Segment Total	Unallocated(1)	Total
Nine Months Ended September 30, 2022	(in millions)
Net revenues	$889	$696	$701	$443	$2,729	—	$2,729
Intersegment revenues	—	8	—	4	12	(12)	—
Total segment net revenues	889	704	701	447	2,741	(12)	2,729
Adjusted EBITDA	97	135	72	67	371
Depreciation and amortization	18	14	12	17	61	26	87

	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Segment Total	Unallocated(1)	Total
Nine Months Ended September 30, 2021	(in millions)
Net revenues	$902	$645	$582	$417	$2,546	$(12)	$2,534
Intersegment revenues	—	6	—	3	9	(9)	—
Total segment net revenues	902	651	582	420	2,555	(21)	2,534
Adjusted EBITDA	167	127	104	52	450
Depreciation and amortization	15	14	12	15	56	25	81

Segment assets consisted of the following:

	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Segment Total	Unallocated(1)	Total
	(in millions)
As of September 30, 2022	$693	$312	$212	$277	$1,494	$3,418	$4,912
As of December 31, 2021	562	290	165	247	1,264	3,548	4,812

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

The following table presents a reconciliation of segment Adjusted EBITDA to GAAP income before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)		(in millions)
Segment Adjusted EBITDA	$124	$132	$371	$450
Corporate / unallocated expenses	(8)	—	(25)	(30)
	116	132	346	420
Adjustments to reconcile to GAAP income before income taxes
Depreciation and amortization	(30)	(27)	(87)	(81)
Interest expense, net	(20)	(12)	(48)	(36)
IPO and separation-related costs	(3)	(5)	(10)	(11)
Consolidated GAAP income before income taxes	$63	$88	$201	$292

Information in Relation to Products

Net revenues by product line are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)		(in millions)
Waste and storage products (1)	$392	$388	$1,151	$1,071
Cooking products	327	328	889	902
Tableware	251	196	701	582
Unallocated	(3)	(7)	(12)	(21)
Net revenues	$967	$905	$2,729	$2,534

(1)	Waste and storage products are comprised of our Hefty Waste & Storage and Presto Products segments.

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

For the three and nine months ended September 30, 2022, revenues from products sold to PEI Group were $29 million and $77 million, respectively, compared to $29 million and $79 million in the comparable prior year periods. For the three and nine months ended September 30, 2022, products purchased from PEI Group were $101 million and $294 million, respectively, compared to $85 million and $247 million in the comparable prior year periods. For the three and nine months ended September 30, 2022, PEI Group charged us freight and warehousing costs of $12 million and $42 million, respectively, compared to $14 million and $44 million in the comparable prior year periods, which were included in cost of sales. The resulting related party receivables and payables are settled regularly in the normal course of business.

Furthermore, $36 million of the dividends paid during each of the three months ended September 30, 2022 and September 30, 2021, and $107 million of the dividends paid during each of the nine months ended September 30, 2022 and September 30, 2021, were paid to PFL.

Note 11 – Subsequent Events

Quarterly Cash Dividend

On October 27, 2022, our Board of Directors approved a cash dividend of $0.23 per common share to be paid on November 30, 2022 to shareholders of record on November 16, 2022.

Except as described above, there have been no events subsequent to September 30, 2022 which would require accrual or disclosure in these condensed consolidated financial statements.

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

Overview

Total net revenues increased 7% and 8% in the three and nine months ended September 30, 2022, respectively, compared to the same periods in 2021. The revenue increase in both periods was primarily due to higher pricing as a result of pricing actions taken in response to increased material, manufacturing and logistics costs, partially offset by lower volume.

We experienced significant increases in material costs as well as increases in manufacturing, logistics and advertising costs in the three and nine months ended September 30, 2022, compared to the same prior year periods. We have aggressively implemented price increases in an effort to recover these costs and maintain our profitability. Our earnings decline in the three months ended September 30, 2022 compared to the same prior year period was primarily attributable to lower volume, higher personnel costs and higher advertising costs. Our earnings decline in the nine months ended September 30, 2022 compared to the same prior year period was primarily attributable to lower volume, the timing of price actions lagging increased material, manufacturing and logistics costs, as well as higher advertising costs.

Our Reynolds Cooking & Baking segment experienced unplanned equipment downtime in the third quarter, impacting throughput of non-retail shipments and manufacturing costs and extending the timeline for reduction of higher cost aluminum inventory. While most of these issues are temporary in nature, we are implementing operational changes to address all of them.

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

The following table presents a reconciliation of our net income, the most directly comparable GAAP financial measure, to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(in millions)		(in millions)
Net income – GAAP	$48	$66	$152	$220
Income tax expense	15	22	49	72
Interest expense, net	20	12	48	36
Depreciation and amortization	30	27	87	81
IPO and separation-related costs (1)	3	5	10	11
Adjusted EBITDA (Non-GAAP)	$116	$132	$346	$420

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

The following tables present reconciliations of our net income and diluted EPS, the most directly comparable GAAP financial measures, to Adjusted Net Income and Adjusted Diluted EPS:

	Three Months Ended September 30, 2022			Three Months Ended September 30, 2021
(In millions, except for per share data)	Net Income	Diluted Shares	Diluted EPS	Net Income	Diluted Shares	Diluted EPS
As Reported - GAAP	$48	210	$0.23	$66	210	$0.31
Adjustments:
IPO and separation-related costs (1)	2	210	0.01	4	210	0.02
Adjusted (Non-GAAP)	$50	210	$0.24	$70	210	$0.33

(1)	Amounts are after tax, calculated using a tax rate of 24.0% and 24.6% for the three months ended September 30, 2022 and 2021, respectively, which is our effective tax rate for the periods presented.

	Nine Months Ended September 30, 2022			Nine Months Ended September 30, 2021
(In millions, except for per share data)	Net Income	Diluted Shares	Diluted EPS	Net Income	Diluted Shares	Diluted EPS
As Reported - GAAP	$152	210	$0.72	$220	210	$1.05
Adjustments:
IPO and separation-related costs (1)	8	210	0.04	8	210	0.04
Adjusted (Non-GAAP)	$160	210	$0.76	$228	210	$1.09

(1)	Amounts are after tax, calculated using a tax rate of 24.5% and 24.6% for the nine months ended September 30, 2022 and 2021, respectively, which is our effective tax rate for the periods presented.

Results of Operations – Three Months Ended September 30, 2022

The following discussion should be read in conjunction with our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Detailed comparisons of revenue and results are presented in the discussions of the operating segments, which follow our consolidated results discussion.

Aggregation of Segment Revenue and Adjusted EBITDA

(In millions)	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Unallocated(1)	Total Reynolds Consumer Products
Net revenues for the three months ended September 30:
2022	$327	$237	$251	$155	$(3)	$967
2021	328	237	196	151	(7)	905
Adjusted EBITDA for the three months ended September 30:
2022	$33	$44	$24	$23	$(8)	$116
2021	56	37	25	14	—	132

(1)

The unallocated net revenues include elimination of intersegment revenues and other revenue adjustments. The unallocated Adjusted EBITDA represents the combination of corporate expenses which are not allocated to our segments and other unallocated revenue adjustments.

Three Months Ended September 30, 2022 Compared with the Three Months Ended September 30, 2021

Total Reynolds Consumer Products

	For the Three Months Ended September 30,
(In millions, except for %)	2022	% of Revenue	2021	% of Revenue	Change	% Change
Net revenues	$938	97%	$876	97%	$62	7%
Related party net revenues	29	3%	29	3%	—	—%
Total net revenues	967	100%	905	100%	62	7%
Cost of sales	(789)	(82)%	(723)	(80)%	(66)	(9)%
Gross profit	178	18%	182	20%	(4)	(2)%
Selling, general and administrative expenses	(90)	(9)%	(77)	(9)%	(13)	(17)%
Other expense, net	(5)	(1)%	(5)	(1)%	—	—%
Income from operations	83	9%	100	11%	(17)	(17)%
Interest expense, net	(20)	(2)%	(12)	(1)%	(8)	(67)%
Income before income taxes	63	7%	88	10%	(25)	(28)%
Income tax expense	(15)	(2)%	(22)	(2)%	7	32%
Net income	$48	5%	$66	7%	$(18)	(27)%
Adjusted EBITDA (1)	$116	12%	$132	15%	$(16)	(12)%
(1)	Adjusted EBITDA is a non-GAAP measure. See “Non-GAAP Measures” for details, including a reconciliation between net income and Adjusted EBITDA.

Components of Change in Net Revenues for the Three Months Ended September 30, 2022 vs. the Three Months Ended September 30, 2021

	Price	Volume/Mix	Total
Reynolds Cooking & Baking	14%	(14)%	—%
Hefty Waste & Storage	9%	(9)%	—%
Hefty Tableware	21%	7%	28%
Presto Products	11%	(8)%	3%
Total RCP	14%	(7)%	7%

Total Net Revenues. Total net revenues increased by $62 million, or 7%, to $967 million. The increase was primarily driven by higher pricing as a result of pricing actions taken in response to increased material, manufacturing and logistics costs, partially offset by lower volume.

Cost of Sales. Cost of sales increased by $66 million, or 9%, to $789 million. The increase was driven by an increase of $81 million in material costs, as well as increased manufacturing and logistics costs, partially offset by lower volume.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $13 million, or 17%, to $90 million, primarily due to higher personnel costs and advertising expense.

Other Expense, Net. Other expense, net was flat.

Interest Expense, Net. Interest expense, net increased by $8 million, or 67%, to $20 million due to higher interest rates.

Income Tax Expense. We recognized income tax expense of $15 million on income before income taxes of $63 million (an effective tax rate of 24.0%) for the three months ended September 30, 2022 compared to income tax expense of $22 million on income before income taxes of $88 million (an effective tax rate of 25.6%) for the three months ended September 30, 2021.

Adjusted EBITDA. Adjusted EBITDA decreased by $16 million, or 12%, to $116 million. The decrease in Adjusted EBITDA was primarily due to lower volume, higher personnel costs and higher advertising costs. Price increases offset higher material, manufacturing and logistics costs.

Segment Information

Reynolds Cooking & Baking

	For the Three Months Ended September 30,
(In millions, except for %)	2022	2021	Change	% Change
Total segment net revenues	$327	$328	$(1)	—%
Segment Adjusted EBITDA	33	56	(23)	(41)%
Segment Adjusted EBITDA Margin	10%	17%

Total Segment Net Revenues. Reynolds Cooking & Baking total segment net revenues were flat. Lower non-retail and household foil volumes were offset by higher pricing as a result of pricing actions taken in response to increased material, manufacturing and logistics costs.

Adjusted EBITDA. Reynolds Cooking & Baking Adjusted EBITDA decreased by $23 million, or 41%, to $33 million. The decrease in Adjusted EBITDA was primarily driven by lower volume and higher material and manufacturing costs, which were partially offset by price increases.

Hefty Waste & Storage

	For the Three Months Ended September 30,
(In millions, except for %)	2022	2021	Change	% Change
Total segment net revenues	$237	$237	—	—%
Segment Adjusted EBITDA	44	37	7	19%
Segment Adjusted EBITDA Margin	19%	16%

Total Segment Net Revenues. Hefty Waste & Storage total segment net revenues were flat. Higher pricing due to pricing actions taken in response to increased material, manufacturing and logistics costs were offset by lower waste and slider bag volume.

Adjusted EBITDA. Hefty Waste & Storage Adjusted EBITDA increased by $7 million, or 19%, to $44 million. The increase in Adjusted EBITDA was primarily driven by the timing of price increases to recover higher material, manufacturing and logistics costs, partially offset by higher advertising costs.

Hefty Tableware

	For the Three Months Ended September 30,
(In millions, except for %)	2022	2021	Change	% Change
Total segment net revenues	$251	$196	$55	28%
Segment Adjusted EBITDA	24	25	(1)	(4)%
Segment Adjusted EBITDA Margin	10%	13%

Total Segment Net Revenues. Hefty Tableware total segment net revenues increased by $55 million, or 28%, to $251 million. The increase in net revenues was primarily due to higher pricing as a result of pricing actions taken in response to increased material, manufacturing and logistics costs, as well as higher volume driven by continued strength in the club channel and new products.

Adjusted EBITDA. Hefty Tableware Adjusted EBITDA decreased by $1 million, or 4%, to $24 million. The slight decrease in Adjusted EBITDA was primarily driven by increased material, manufacturing and logistics costs, mostly offset by higher pricing and higher volume.

Presto Products

	For the Three Months Ended September 30,
(In millions, except for %)	2022	2021	Change	% Change
Total segment net revenues	$155	$151	$4	3%
Segment Adjusted EBITDA	23	14	9	64%
Segment Adjusted EBITDA Margin	15%	9%

Total Segment Net Revenues. Presto Products total segment net revenues increased by $4 million, or 3%, to $155 million. The increase in net revenues was primarily due to higher pricing implemented in response to increased material, manufacturing and logistics costs, partially offset by lower waste and food bag volume.

Adjusted EBITDA. Presto Products Adjusted EBITDA increased by $9 million, or 64%, to $23 million. The increase in Adjusted EBITDA was primarily driven by the timing of price increases to recover higher material, manufacturing and logistics costs, partially offset by lower volume.

Results of Operations – Nine Months Ended September 30, 2022

The following discussion should be read in conjunction with our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Detailed comparisons of revenue and results are presented in the discussions of the operating segments, which follow our consolidated results discussion.

Aggregation of Segment Revenue and Adjusted EBITDA

(In millions)	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Unallocated(1)	Total Reynolds Consumer Products
Net revenues for the nine months ended September 30:
2022	$889	$704	$701	$447	$(12)	$2,729
2021	902	651	582	420	(21)	2,534
Adjusted EBITDA for the nine months ended September 30:
2022	$97	$135	$72	$67	$(25)	$346
2021	167	127	104	52	(30)	420

(1)

The unallocated net revenues include elimination of intersegment revenues and other revenue adjustments. The unallocated Adjusted EBITDA represents the combination of corporate expenses which are not allocated to our segments and other unallocated revenue adjustments.

Nine Months Ended September 30, 2022 Compared with the Nine Months Ended September 30, 2021

Total Reynolds Consumer Products

	For the Nine Months Ended September 30,
(In millions, except for %)	2022	% of Revenue	2021	% of Revenue	Change	% Change
Net revenues	$2,652	97%	$2,455	97%	$197	8%
Related party net revenues	77	3%	79	3%	(2)	(3)%
Total net revenues	2,729	100%	2,534	100%	195	8%
Cost of sales	(2,199)	(81)%	(1,952)	(77)%	(247)	(13)%
Gross profit	530	19%	582	23%	(52)	(9)%
Selling, general and administrative expenses	(264)	(10)%	(244)	(10)%	(20)	(8)%
Other expense, net	(17)	(1)%	(10)	—%	(7)	(70)%
Income from operations	249	9%	328	13%	(79)	(24)%
Interest expense, net	(48)	(2)%	(36)	(1)%	(12)	(33)%
Income before income taxes	201	7%	292	12%	(91)	(31)%
Income tax expense	(49)	(2)%	(72)	(3)%	23	32%
Net income	$152	6%	$220	9%	$(68)	(31)%
Adjusted EBITDA (1)	$346	13%	$420	17%	$(74)	(18)%
(1)	Adjusted EBITDA is a non-GAAP measure. See “Non-GAAP Measures” for details, including a reconciliation between net income and Adjusted EBITDA.

Components of Change in Net Revenues for the Nine Months Ended September 30, 2022 vs. the Nine Months Ended September 30, 2021

	Price	Volume/Mix	Total
Reynolds Cooking & Baking	14%	(15)%	(1)%
Hefty Waste & Storage	10%	(2)%	8%
Hefty Tableware	15%	5%	20%
Presto Products	13%	(7)%	6%
Total RCP	14%	(6)%	8%

Total Net Revenues. Total net revenues increased by $195 million, or 8%, to $2,729 million. The increase was primarily driven by higher pricing as a result of pricing actions taken in response to increased material, manufacturing and logistics costs, partially offset by lower volume.

Cost of Sales. Cost of sales increased by $247 million, or 13%, to $2,199 million. The increase was driven by an increase of $283 million in material costs, as well as increased manufacturing and logistics costs, partially offset by lower volume.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $20 million, or 8%, to $264 million primarily due to higher advertising expense and personnel costs.

Other Expense, Net. Other expense, net increased by $7 million, or 70%, to $17 million primarily due to changes in our deferred compensation plan assets.

Interest Expense, Net. Interest expense, net increased by $12 million, or 33%, to $48 million primarily due to higher interest rates.

Income Tax Expense. We recognized income tax expense of $49 million on income before income taxes of $201 million (an effective tax rate of 24.5%) for the nine months ended September 30, 2022 compared to income tax expense of $72 million on income before income taxes of $292 million (an effective tax rate of 24.8%) for the nine months ended September 30, 2021.

Adjusted EBITDA. Adjusted EBITDA decreased by $74 million, or 18%, to $346 million. The decrease in Adjusted EBITDA was primarily attributable to lower volume, the timing of price actions lagging increased material, manufacturing and logistics costs, as well as higher advertising costs.

Segment Information

Reynolds Cooking & Baking

	For the Nine Months Ended September 30,
(In millions, except for %)	2022	2021	Change	% Change
Total segment net revenues	$889	$902	$(13)	(1)%
Segment Adjusted EBITDA	97	167	(70)	(42)%
Segment Adjusted EBITDA Margin	11%	19%

Total Segment Net Revenues. Reynolds Cooking & Baking total segment net revenues decreased by $13 million, or 1%, to $889 million. The decrease in net revenues was primarily driven by lower household foil and non-retail volumes, as well as timing of retailer inventory replenishment, partially offset by higher pricing as a result of pricing actions taken in response to increased material, manufacturing and logistics costs.

Adjusted EBITDA. Reynolds Cooking & Baking Adjusted EBITDA decreased by $70 million, or 42%, to $97 million. The decrease in Adjusted EBITDA was primarily driven by lower volume as well as pricing actions lagging material, manufacturing and logistics cost increases.

Hefty Waste & Storage

	For the Nine Months Ended September 30,
(In millions, except for %)	2022	2021	Change	% Change
Total segment net revenues	$704	$651	$53	8%
Segment Adjusted EBITDA	135	127	8	6%
Segment Adjusted EBITDA Margin	19%	20%

Total Segment Net Revenues. Hefty Waste & Storage total segment net revenues increased by $53 million, or 8%, to $704 million. The increase in net revenues was primarily driven by higher pricing due to pricing actions taken in response to increased material, manufacturing and logistics costs, partially offset by lower volume.

Adjusted EBITDA. Hefty Waste & Storage Adjusted EBITDA increased by $8 million, or 6%, to $135 million. The increase in Adjusted EBITDA was primarily driven by higher pricing, partially offset by higher material, manufacturing and logistics costs as well as higher advertising costs.

Hefty Tableware

	For the Nine Months Ended September 30,
(In millions, except for %)	2022	2021	Change	% Change
Total segment net revenues	$701	$582	$119	20%
Segment Adjusted EBITDA	72	104	(32)	(31)%
Segment Adjusted EBITDA Margin	10%	18%

Total Segment Net Revenues. Hefty Tableware total segment net revenues increased by $119 million, or 20%, to $701 million. The increase in net revenues was primarily driven by higher pricing as a result of pricing actions taken in response to increased material, manufacturing and logistics costs, as well as higher volume.

Adjusted EBITDA. Hefty Tableware Adjusted EBITDA decreased by $32 million, or 31%, to $72 million. The decrease in Adjusted EBITDA was primarily driven by pricing actions lagging material, manufacturing and logistics costs, partially offset by higher volume.

Presto Products

	For the Nine Months Ended September 30,
(In millions, except for %)	2022	2021	Change	% Change
Total segment net revenues	$447	$420	$27	6%
Segment Adjusted EBITDA	67	52	15	29%
Segment Adjusted EBITDA Margin	15%	12%

Total Segment Net Revenues. Presto Products total segment net revenues increased by $27 million, or 6%, to $447 million. The increase in net revenues was primarily driven by pricing actions taken in response to increased material, manufacturing and logistics costs, partially offset by lower volume.

Adjusted EBITDA. Presto Products Adjusted EBITDA increased by $15 million, or 29%, to $67 million. The increase in Adjusted EBITDA was primarily driven by the timing of price increases to recover higher material, manufacturing and logistics costs.

Liquidity and Capital Resources

Our principal sources of liquidity are existing cash and cash equivalents, cash generated from operating activities, including proceeds from factored receivables, and available borrowings under the Revolving Facility.

The following table discloses our cash flows for the periods presented:

	For the Nine Months Ended September 30,
(In millions)	2022	2021
Net cash provided by operating activities	$118	$122
Net cash used in investing activities	(86)	(101)
Net cash used in financing activities	(163)	(263)
Decrease in cash and cash equivalents	$(131)	$(242)

Cash provided by operating activities

Net cash from operating activities decreased by $4 million, to $118 million in the nine months ended September 30, 2022. The decrease was primarily driven by lower net income, partially offset by $70 million of cash inflows related to our accounts receivable factoring arrangement in the current year period as well as lower net cash outlays related to employee costs in the current year period, compared to the prior year period.

Cash used in investing activities

Net cash used in investing activities decreased by $15 million to $86 million. The decrease was driven primarily by a purchase of a previously leased manufacturing facility in the prior year period that did not repeat in the current year period.

Cash used in financing activities

Net cash used in financing activities decreased by $100 million, to $163 million. The decrease was attributable to a voluntary payment of debt made in the prior year period that did not repeat in the current year period.

External Debt Facilities

On February 4, 2020, in conjunction with our Corporate Reorganization and IPO, we entered into the External Debt Facilities which consist of a $2,475 million Term Loan Facility and a Revolving Facility that provides for additional borrowing capacity of up to $250 million, reduced by amounts used for letters of credit.

As of September 30, 2022, the outstanding balance under the Term Loan Facility was $2,113 million. As of September 30, 2022, we had no outstanding borrowings under the Revolving Facility, and we had $7 million of letters of credit outstanding, which reduces the borrowing capacity under the Revolving Facility.

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

During the year ended December 31, 2020, we entered into a series of interest rate swaps which fixed the LIBO rate to an annual rate of 0.18% to 0.47% (for an annual effective interest rate of 1.93% to 2.22%, including margin) for an aggregate notional amount of $1,650 million, of which $150 million notional value was still in effect as of September 30, 2022. In May 2022, we entered into additional interest rate swaps which fixed the LIBO rate to an annual rate of 2.70% to 2.74% (for an annual effective interest rate of 4.45% to 4.49%, including margin) for an aggregate notional amount of $600 million. In August 2022, we entered into additional interest rate swaps which fixed the LIBO rate to an annual rate of 3.42% to 3.44% (for an annual effective interest rate of 5.17% to 5.19%, including margin) for an aggregate notional amount of $400 million. As of September 30, 2022, we had interest rate swaps of an aggregate notional amount of $1,150 million. The interest rate swaps outstanding as of September 30, 2022 hedge a portion of the interest rate exposure resulting from our Term Loan Facility for periods ranging from three to four years.

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

Accounts Receivable Factoring

In May 2022, we entered into an accounts receivable factoring agreement with JP Morgan Chase Bank, N.A. to sell certain accounts receivable up to $190 million. The outstanding balance owed under the factoring arrangement as of September 30, 2022 was $70 million. Transactions under this agreement are accounted for as sales of accounts receivable, and the receivables sold are removed from the condensed consolidated balance sheet at the time of the sales transaction. We classify the proceeds received from the sales of accounts receivable as an operating cash flow in the condensed consolidated statement of cash flows. We record the discount as other expense, net in the condensed consolidated statement of income.

Dividends

During the three and nine months ended September 30, 2022, cash dividends of $0.23 and $0.69 per share, respectively, were declared and paid. On October 27, 2022, a quarterly cash dividend of $0.23 per share was declared and is to be paid on November 30, 2022. We expect to continue paying cash dividends on a quarterly basis; however, future dividends are at the discretion of our Board of Directors and will depend upon our earnings, capital requirements, financial condition, contractual limitations (including under the Term Loan Facility) and other factors.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

See “Item 7A: Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2021. During the nine months ended September 30, 2022, there have been no material changes in our exposure to market risk.

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

In connection with the preparation of this report, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2022, our disclosure controls and procedures were effective.

b)	Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2022 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
November 8, 2022