Form 10-K
period 2022-12-31
Reynolds Consumer Products Inc.
filed 2023-02-08
CIK 1786431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant's executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 30, 2022, the aggregate market value of the registrant’s common stock held by non-affiliates (shareholders other than executive officers, directors or holders of more than 10% of the outstanding stock of the registrant) was approximately $1,466 million, based on the closing price of the registrant’s common stock on such date. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purposes.
The registrant had 209,862,658 shares of common stock, $0.001 par value, outstanding as of January 31, 2023.
Documents incorporated by reference: Portions of the Registrant’s definitive proxy statement relating to its 2023 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

REYNOLDS CONSUMER PRODUCTS INC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” or the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including those risks and uncertainties discussed in Item 1A. “Risk Factors.” You should specifically consider the numerous risks outlined in the “Risk Factors” section. These risks and uncertainties include factors related to:

•changes in consumer preferences, lifestyle and environmental concerns;
•relationships with our major customers, consolidation of our customer bases and loss of a significant customer;
•competition and pricing pressures;
•loss of, or disruption at, any of our key manufacturing facilities;
•our suppliers of raw materials and any interruption in our supply of raw materials;
•loss due to an accident, labor issues, weather conditions, natural disaster, the emergence of a pandemic or disease outbreak, such as coronavirus or otherwise;
•the unknown duration and economic, operational and financial impacts of the global COVID-19 pandemic;
•costs of raw materials, energy, labor and freight, including the impact of tariffs, trade sanctions and similar matters affecting our importation of certain raw materials;
•labor shortages and increased labor costs;
•our ability to develop and maintain brands that are critical to our success;
•economic downturns in our target markets;
•impacts from inflationary trends;
•difficulty meeting our sales growth objectives and innovation goals; and
•increases in market interest rates, or the impact of the phase-out or replacement of the LIBO rate as an interest rate benchmark.
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

PART I
ITEM 1. BUSINESS
In this Annual Report on Form 10-K, “Reynolds Consumer Products,” “RCP,” the “Company,” “we,” “us” and “our” refer to (i) prior to the Corporate Reorganization on February 4, 2020, as defined in our Registration Statement on Form S-1 (File No. 333-234731), as amended and as filed with the U.S. Securities and Exchange Commission (the “SEC”), the Reynolds Consumer Group business consisting of the combination of Reynolds Consumer Products Inc. and the operations, assets and liabilities comprising Reynolds Group Holdings Limited’s Reynolds Consumer Products segment; and (ii) after the Corporate Reorganization, Reynolds Consumer Products Inc. and its consolidated subsidiaries. Reynolds Consumer Products Inc., formerly known as RenPac Holdings Inc., was incorporated in the state of Delaware on September 26, 2011.
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
We are a market-leading consumer products company with a presence in 95% of households across the United States. We produce and sell products across three broad categories: cooking products, waste and storage products and tableware. We sell our products under iconic brands such as Reynolds and Hefty, and also under store brands that are strategically important to our customers. Overall, across both our branded and store brand offerings, we hold the #1 or #2 U.S. market share position in the majority of product categories in which we participate. Over 65% of our revenue comes from products that are #1 in their respective categories. We have developed our market-leading position by investing in our product categories and consistently developing innovative products to meet the evolving needs and preferences of the modern consumer.
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

We have strong relationships with a diverse set of customers including leading grocery stores, mass merchants, warehouse clubs, discount chains, dollar stores, drug stores, home improvement stores, military outlets and eCommerce retailers. Our customer relationships have been built on a long history of trust. Our portfolio of branded and store brand products allows our retail partners to manage multiple household aisles with a single vendor. Many of our products have had a prominent position on the shelves of major retailers for decades and have become an integral part of household aisles. We believe our strong brand recognition and customer loyalty lead to robust product performance.

Our brands have #1 market share positions across nearly all our categories
Category	Brand	Position
Aluminum foil (U.S.)
Aluminum foil (Canada)
Parchment paper
Wax paper
Slow cooker liners
Oven bags
Freezer paper
Slider bags
Party cups
Foam dishes
Trash bags
_____________________________________
Source: IRI MULO latest 52 weeks ended January 1, 2023 and Nielsen MarketTrack latest 52 weeks ended December 31, 2022.

Our Segments

We manage our operations in four reportable segments: Reynolds Cooking & Baking, Hefty Waste & Storage, Hefty Tableware and Presto Products.

•Reynolds Cooking & Baking: Through our Reynolds Cooking & Baking segment, we produce branded and store brand aluminum foil, disposable aluminum pans, parchment paper, freezer paper, wax paper, butcher paper, plastic wrap, baking cups, oven bags and slow cooker liners. Our branded products are sold under the Reynolds Wrap, Reynolds KITCHENS and EZ Foil brands in the United States and selected international markets, under the ALCAN brand in Canada and under the Diamond brand outside of North America. With our flagship Reynolds Wrap products, we hold the #1 market position in the U.S. consumer foil market measured by retail sales and volume. We have no significant branded competitor in this market. Reynolds is one of the most recognized household brands in the United States and has been the top trusted brand in the consumer foil market for 75 years, with greater than 50% market share in most of its categories.

•Hefty Waste & Storage: Through our Hefty Waste & Storage segment, we produce both branded and store brand trash and food storage bags. Hefty is a well-recognized leader in the trash bag and food storage bag categories and our private label products offer value to our retail partners. Our branded products are sold under the Hefty Ultra Strong and Hefty Strong brands for trash bags, and as the Hefty and Baggies brands for our food storage bags. We have the #1 branded market share in the U.S. large black trash bag and slider bag segments, and the #2 branded market share in the tall kitchen trash bag segment. Our robust product portfolio in this segment includes a full suite of products, including sustainable solutions such as blue and clear recycling bags, compostable bags, bags made from recycled materials and the Hefty EnergyBag Program.

•Hefty Tableware: Through our Hefty Tableware segment, we sell both branded and store brand disposable and compostable plates, bowls, platters, cups and cutlery. Our Hefty branded products include dishes and party cups. Hefty branded party cups are the #1 party cup in America measured by market share. Our branded products use our Hefty brand to represent both quality and great price, and we bring this same quality and value promise to all of our store brands as well. We sell across a broad range of materials and price points in all retail channels, allowing our consumers to select the product that best suits their price, function and aesthetic needs. These materials include sustainable solutions, such as Hefty ECOSAVE™ and Hefty Compostable Printed Paper Plates.

•Presto Products: Through our Presto Products segment, we primarily sell store brand products in four main categories: food storage bags, trash bags, reusable storage containers and plastic wrap. Presto Products is a market leader in food storage bags and differentiates itself by providing access to category management, consumer insights, marketing, merchandising and research and development (“R&D”) resources. Our Presto Products segment also includes our specialty business, which serves other consumer products companies by providing Fresh-Lock and Slide-Rite resealable closure systems.

Our Products

Our portfolio consists of three main product groups: waste and storage products, cooking products and tableware. Our consolidated net revenues by product line for fiscal years 2022, 2021 and 2020 were as follows:

	For the Years Ended December 31,
(in millions)	2022	2021	2020
Waste and storage ⁽¹⁾	$1,550	$1,448	$1,351
Cooking products	1,287	1,314	1,159
Tableware	1,000	815	763
Unallocated	(20)	(21)	(10)
Net revenues	$3,817	$3,556	$3,263
(1)Waste and storage products are comprised of our Hefty Waste & Storage and Presto Products segments.

Customers
Our customer base includes leading grocery stores, mass merchants, warehouse clubs, discount chains, dollar stores, drug stores, home improvement stores, military outlets and eCommerce retailers. We sell both branded and store brand products across our customer base. We generally sell our branded products pursuant to informal trading policies and our store brand products under one year or multi-year agreements. Walmart accounted for 30%, 29% and 30% and Sam’s Club accounted for 18%, 15% and 13% of our total net revenue in fiscal years 2022, 2021 and 2020, respectively. Walmart and Sam’s Club are affiliated entities. Sales to Walmart are concentrated more heavily in our Hefty Waste & Storage segment, and sales to Sam’s Club are concentrated more heavily in our Hefty Tableware segment.
During fiscal year 2022, sales in North America and the United States represented 99% and 98% of our total sales, respectively.
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
Competition
The U.S. household consumer products market is mature and highly competitive. Our competitive set consists of consumer products companies, including large and well-established multinational companies as well as smaller regional and local companies. These competitors include The Clorox Company, S.C. Johnson & Son, Inc., Poly-America, Handi-Foil Corporation, Republic Plastics, Ltd., Trinidad Benham Corporation and Inteplast Group, Ltd. Within each product category, most of our products compete with other widely advertised brands and store brand products.
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
Seasonality
Portions of our business have historically been moderately seasonal. Overall, our strongest sales are in our fourth quarter and our weakest sales are in our first quarter. This is driven by higher levels of sales of cooking products around major U.S. holidays in our fourth quarter, primarily due to the holiday use of Reynolds Wrap, Reynolds Oven Bags, Reynolds Parchment Paper and disposable aluminum pans. Our tableware products generally have higher sales in the second quarter of the year, primarily due to outdoor summertime use of disposable plates, cups and bowls.
Raw Materials and Suppliers
We have a diverse supplier base, and are not reliant on any single supplier for our primary raw materials, including polyethylene, polystyrene and aluminum. We also purchase raw material additives, secondary packaging materials and finished products for resale. We source a significant majority of our resin requirements from domestic suppliers.
Centralized purchasing enables us to leverage the purchasing power of our operations and reduces our dependence on any one supplier. We generally have one to two year contracts with resin and aluminum suppliers, which have historically provided us with a steady supply of raw materials. In certain instances, we purchase selected finished goods from third-party suppliers to supplement capacity and source specialty items. While we have not historically experienced significant interruptions from third party suppliers, we have seen increased delays in 2021 and 2022 as a result of labor shortages and the timing of imports from third party suppliers.
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
Employees and Human Capital
To help build an engaged team, our objectives include successfully identifying, recruiting, onboarding, retaining and incentivizing our existing and new employees. Our talent management and succession plan process includes the identification of primary succession roles based on current and future business strategies, the identification of potential successors, a list of action items and a plan for talent development. As of December 31, 2022, we employed approximately 6,000 people, most of whom are located in our U.S. and Canada manufacturing facilities. Approximately 23% of our employees are covered by collective bargaining agreements. We have not experienced any significant union-related work stoppages over the last ten years. We believe our relationships with our employees and labor unions are satisfactory.

Environmental, Health & Safety: We are committed to protecting the safety, health and security of our employees and that of the environments in which we operate. We are firm in our policy that we will not compromise employee health and safety or the environment for profit or production. We are passionate about health and safety and pride ourselves on our strategy of prevention through proactive risk elimination and reduction. Our cross-functional leaders and team members work collaboratively to identify risks and to develop and implement control measures leveraging engineering solutions and new technology for mitigation. Our safety performance continues to exceed the industry's average safety performance by a significant margin, and we continue to progress toward our goal of zero incidents through increasing awareness of opportunities for improvement and implementing effective solutions to reduce risks associated with slips, trips, and falls, as well as ergonomic hazards.
Diversity, Equity & Inclusion: We believe that a diverse, equitable and inclusive organization will enhance the sense of belonging for our colleagues, customers, consumers, shareholders and communities. We are committed to building a respectful workplace, educating our colleagues and integrating DE&I within our overall business strategy. Both 2022 and 2021 were significant years in our DE&I journey. Treating others with dignity, empathy and respect are the foundation of our DE&I journey, and we will continue to implement best practices, educate our colleagues on the importance of implementing DE&I strategies, promote a culture where all feel they belong and implement specific solutions to build and retain a more diverse and inclusive experience based upon equity.
Talent Acquisition: We are committed to a diverse and inclusive workplace environment in which individual differences are recognized, respected and appreciated. We provide job opportunities for individual growth in our exciting, dynamic and fast-paced manufacturing plants and corporate office. We have made investments in our Talent Acquisition team to better enable us to source and recruit talent in today’s challenging labor market, assist in a great candidate experience and provide a welcoming new hire onboarding. To support our plants, we have also created a comprehensive hourly recruiting strategy and social media plan. In addition, we have invested in tools and resources for a consistent and efficient approach to identifying diverse talent.
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
In addition, a number of governmental authorities, both in the United States and abroad, have implemented, considered, or are expected to consider, legislation aimed at reducing the amount of plastic waste. Programs have included banning certain types of materials and products, mandating certain rates of recycling and/or the use of recycled materials, imposing deposits or taxes on plastic bags and packaging material and requiring retailers or manufacturers to take back packaging used for their products.
Moreover, as environmental issues, such as climate change, have become more prevalent, governments have responded, and are expected to continue to respond, with increased legislation and regulation, which could negatively affect us. For example, the United States Congress has in the past considered legislation to reduce emissions of greenhouse gases. In addition, the Environmental Protection Agency is regulating certain greenhouse gas emissions under existing laws such as the Clean Air Act. A number of states and local governments in the United States have also implemented or announced their intentions to implement their own programs to reduce greenhouses gases. These initiatives may cause us to incur additional direct costs in complying with any new environmental legislation or regulations, such as costs to upgrade or replace equipment, as well as increased indirect costs that could get passed through to us resulting from our suppliers and customers also incurring additional compliance costs.
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
We are a consumer products company and believe that our success depends, in part, on our ability to leverage our existing brands and products to drive increased sales and profits. This depends on our ability to identify and offer products at attractive prices that appeal to consumer tastes and preferences, which are difficult to predict and evolve over time. Our ability to implement this strategy depends on, among other things, our ability to:
•continue to offer to our customers products that consumers want at competitive prices;
•introduce new and appealing products and innovate successfully on our existing products;
•develop and maintain consumer interest in our brands; and
•increase our brand recognition and loyalty.
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
We rely on a relatively small number of customers for a significant portion of our revenue. In 2022, sales to our top ten customers accounted for 74% of our total revenue, and our two largest customers, Walmart and Sam’s Club, individually accounted for 30% and 18%, respectively, of our total revenue. Walmart and Sam’s Club are affiliated entities. Sales to Walmart are concentrated more heavily in our Hefty Waste & Storage segment, and sales to Sam’s Club are concentrated more heavily in our Hefty Tableware segment. The loss of any of our significant customers would have a material adverse effect on our business, financial condition and results of operations.
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
We operate in competitive markets.
We operate in competitive markets. Our main competitors include The Clorox Company, S.C. Johnson & Son, Inc., Poly-America, Handi-Foil Corporation, Republic Plastics, Ltd., Trinidad Benham Corporation and Inteplast Group, Ltd. Although capital costs, intellectual property and technology may create barriers to entry, we face the threat of competition from new entrants to our markets as well as from existing competitors, including competitors outside the United States who may have lower production costs. Our customers continuously evaluate their suppliers, often resulting in downward pricing pressure and increased pressure to continuously introduce and commercialize innovative new products, improve customer service, maintain strong relationships with our customers and, where applicable, develop and maintain brands that are meaningful to consumers. If our products fail to compete successfully with other branded or private label offerings, demand for our products and our sales and profitability could be negatively impacted.

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
Our business has been and continues to be impacted by fluctuations in raw material, energy and freight costs, including the impact of tariffs and similar matters.
Fluctuations in raw material and energy costs could adversely affect our business, financial condition and results of operations. Raw material costs represent a significant portion of our cost of sales. The primary raw materials we use are plastic resins, particularly polyethylene and polystyrene, and aluminum. The prices of our raw materials have fluctuated significantly in recent years. Aluminum prices have been historically volatile as aluminum is a cyclical commodity with prices subject to global market factors. Resin prices have also historically fluctuated with changes in crude oil and natural gas prices as well as changes in refining capacity and the demand for other petroleum-based products. We experienced significant increases in material costs in both 2021 and 2022, particularly in resin and aluminum prices, which negatively impacted our results. Significant increases in material costs could also occur in future periods, which could negatively impact our future results.
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
We typically do not enter into long-term fixed price purchase contracts for our principal raw materials. The majority of sales contracts for our products generally do not contain cost pass-through mechanisms for raw material costs. Where our contracts use such pass-through mechanisms, differences in timing between purchases of raw materials and sales to customers can create a “lead lag” effect during which margins are negatively impacted when raw material costs rise and positively impacted when raw material costs fall. We adjust prices, where possible, to mitigate the effect of production cost increases, including raw materials, but these increases are not always possible or may not cover the increased raw material costs. For example, we implemented multiple rounds of price increases in both 2021 and 2022, however those pricing actions typically lagged material cost increases.
In addition, we distribute our products and receive raw materials primarily by rail and truck. Reduced availability of rail or trucking capacity has caused us, and may continue to cause us, to incur unanticipated expenses and impair our ability to distribute our products or receive our raw materials in a timely manner, which could disrupt our operations, strain our customer relations and adversely affect our operating profits. In particular, reduced trucking capacity, due to a shortage of drivers, the federal regulation requiring drivers to electronically log their driving hours and adverse weather conditions, among other reasons, have caused an increase in the cost of transportation for us and many other companies.
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
Labor shortages and increased labor costs have had and could have a material adverse effect on our business and operations.
Labor costs in the United States continue to rise, and our industry continues to experience a shortage of workers. Labor is one of the primary components in the cost of operating our business. If we face labor shortages and incur further increases to labor costs as a result of increased competition for employees, higher employee turnover rates, increases in the federal, state or local minimum wage or other employee benefits costs, our operating expenses could increase and our growth and results of operations could be adversely impacted. In 2022, in response to increased labor and other costs, we increased prices in an effort to pass these costs onto our customers. If we continue to increase product prices to cover increased labor and other costs, the higher prices could adversely affect sales volumes.

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
We are a consumer products company and any reduction in consumer demand for the types of products we offer as a result of changes in consumer lifestyle, environmental concerns or other considerations could have a significant impact on our business, financial condition and results of operations. For example, there have been recent concerns about the environmental impact of single-use disposable products and products made from plastic, particularly polystyrene foam. These concerns, and the actions taken in response (including regulations banning the sale of certain polystyrene foam products in certain jurisdictions), impact several of our products, especially in our Hefty Tableware segment. Sustainability concerns, including the recycling of products, have received increased focus in recent years and are expected to play an increasing role in brand management and consumer purchasing decisions. These changes in consumer lifestyle, environmental concerns or other considerations may result in a decrease in the demand for certain of our current products, and our inability to respond through innovation or acquisition of assets we do not currently own, could materially and adversely affect our business, financial condition and results of operations.
Our business is affected by economic downturns in the markets that we serve and in the regions that supply our raw materials.
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
Certain ongoing direct and indirect impacts of the COVID-19 pandemic have continued to affect recent periods. Supply chains at many companies globally continue to be strained due to increased competition for production line capacity, freight and logistics resources, as well as labor shortages, and shortages of certain materials. In addition, global supply chain issues and other macroeconomic factors have resulted in an inflationary environment that has led to increased raw material costs and other input costs. The additional costs resulting from this inflationary environment and its constraints to our supply chain and distribution networks may continue to unfavorably impact our gross margin and operating results in future periods for as long as such constraints and challenges exist.
Our profitability and cash flows could suffer if we are unable to generate cost savings in our manufacturing and distribution processes.
While we continue to work on various incremental cost savings programs, if we cannot successfully develop and implement cost savings plans, or if the cost of making these changes increases, we will not realize all anticipated benefits, which could materially and adversely affect our business, financial condition and results of operations.
Sales growth objectives may be difficult to achieve, and we may not be able to achieve our innovation goals, develop and introduce new products and line extensions or expand into adjacent categories and countries.
We operate in mature markets that are subject to high levels of competition. Our future performance and growth depend on innovation and our ability to successfully develop or license capabilities to introduce new products, brands, line extensions and product innovations or enter into or expand into adjacent product categories, sales channels or countries. Our ability to quickly innovate in order to adapt our products to meet changing consumer demands is essential, especially in light of eCommerce and direct-to-consumer channels significantly reducing the barriers for even small competitors to quickly introduce new brands and products directly to consumers. The development and introduction of new products require substantial and effective research and development and demand creation expenditures, which we may be unable to recoup if the new products do not gain widespread market acceptance.

In addition, effective and integrated systems are required for us to gather and use consumer data and information to successfully market our products. New product development and marketing efforts, including efforts to enter markets or product categories in which we have limited or no prior experience, have inherent risks, including product development or launch delays. These could result in us not being the first to market and the failure of new products, brands or line extensions to achieve anticipated levels of market acceptance. If product introductions or new or expanded adjacencies are not successful, costs associated with these efforts may not be fully recouped and our results of operations could be adversely affected. In addition, if sales generated by new products cause a decline in sales of our existing products, our financial condition and results of operations could be materially adversely affected. Even if we are successful in increasing market share within particular product categories, a decline in the markets for such product categories could have a negative impact on our financial results. In addition, in the future, our growth strategy may include expanding our international operations, which would be subject to foreign market risks, including, among others, foreign currency fluctuations, economic or political instability and the imposition of tariffs and trade restrictions, which could adversely affect our financial results.
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
We are affected by seasonality.
Portions of our business have historically been moderately seasonal. Overall, our strongest sales are in our fourth quarter and our weakest sales are in our first quarter. This is driven by higher levels of sales of cooking products around major U.S. holidays in our fourth quarter, primarily due to the holiday use of Reynolds Wrap, Reynolds Oven Bags, Reynolds Parchment Paper and disposable aluminum pans. Our tableware products generally have higher sales in the second quarter of the year, primarily due to outdoor summertime use of disposable plates, cups and bowls. As a result of this seasonality, any factors negatively affecting us during these periods of any year, including unfavorable economic conditions or pandemic-related impacts, could have a material adverse effect on our financial condition and results of operations for the entire year. Because of quarterly fluctuations caused by these and other factors, comparisons of our operating results across different fiscal quarters may not be accurate indicators of our future performance.
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
We have recorded a significant amount of goodwill and indefinite-lived intangible assets, representing our Reynolds and Hefty trade names, on our balance sheet. We test the carrying values of goodwill and indefinite-lived intangible assets for impairment at least annually and whenever events or circumstances indicate the carrying value may not be recoverable. The estimates and assumptions about future results of operations and cash flows made in connection with impairment testing could differ from future actual results of operations and cash flows. While we concluded that our goodwill and indefinite-lived intangible assets were not impaired during our annual impairment review performed during the fourth quarter of 2022, future events could cause us to conclude that the goodwill associated with a given reporting unit, or one of our indefinite-lived intangible assets, may have become impaired. Any resulting impairment charge, although non-cash, could have a material adverse effect on our results of operations and financial condition.
Some of our workforce is covered by collective bargaining agreements, and our business could be harmed in the event of a prolonged work stoppage.
Approximately 23% of our employees are covered by collective bargaining agreements. While we believe we have good relationships with our unionized employees and we have not experienced a significant union-related work stoppage over the last ten years, if we encounter difficulties with renegotiations or renewals of collective bargaining arrangements or are unsuccessful in those efforts, we could incur additional costs and experience work stoppages. We cannot predict how stable our union relationships will be or whether we will be able to successfully negotiate successor collective bargaining agreements without impacting our financial condition. In addition, the presence of unions may limit our flexibility in dealing with our workforce. Work stoppages could negatively impact our ability to manufacture our products on a timely basis, which could have a material adverse effect on our results of operations and financial condition.

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
Indirect impacts of COVID-19, or impacts associated with a future pandemic and associated responses, could adversely impact our business and results of operations.
The COVID-19 pandemic has negatively affected certain parts of our business and operations. The ongoing and/or indirect impacts of the COVID-19 pandemic could further affect general economic conditions, our business and results of operations. Future developments would dictate the type and level of these potential impacts, which are highly uncertain and are difficult to predict.
If a future pandemic or health epidemic was to arise, if there is a resurgence of the COVID-19 pandemic or if there are other lingering effects of the pandemic, that could adversely impact our business and results of operations in a number of ways, including but not limited to:
•a shutdown, disruption or less than full utilization of one or more of our manufacturing, warehousing or distribution facilities, or disruption in our supply chain or customer base, including but not limited to, as a result of illness, government restrictions or other workforce disruptions;
•the failure of third parties on which we rely, including but not limited to those that supply our raw materials and other necessary operating materials, co-manufacturers and independent contractors, to meet their obligations to us, or significant disruptions in their ability to do so;
•new or escalated government or regulatory responses in markets where we manufacture, sell or distribute our products, or in the markets of third parties on which we rely, could prevent or disrupt our business operations;
•higher costs in certain areas such as front-line employee compensation, as well as incremental costs associated with newly added health screenings, temperature checks and enhanced cleaning and sanitation protocols to protect our employees, which we expect could increase in these or other areas;
•significant reductions or volatility in demand for one or more of our products, which may be caused by, among other things: the temporary inability of consumers to purchase our products due to illness, quarantine or other travel restrictions, or financial hardship; or other pandemic related restrictions impacting consumer behavior;
•an inability to respond to or capitalize on increased demand, including challenges and increased costs associated with adding capacity and related staffing issues;
•a change in demand for or availability of our products as a result of retailers, distributors or carriers modifying their inventory, fulfillment or shipping practices; and
•the unknown duration and magnitude of a pandemic and all of its related impacts.
These and other impacts of a pandemic have and could have the effect of heightening many of the other risk factors disclosed in this Annual Report on Form 10-K. The ultimate impact depends on the severity and duration of the pandemic and actions taken by governmental authorities and other third parties in response, each of which is uncertain and difficult to predict. Any of these disruptions could adversely impact our business and results of operations.

Risks Related to Liquidity and Indebtedness
We have significant debt, which could adversely affect our financial condition and ability to operate our business.
As of December 31, 2022, we had $2,107 million of outstanding indebtedness under our senior secured term loan facility (“Term Loan Facility”) maturing in 2027 and $243 million of borrowing capacity under our senior secured revolving credit facility (“Revolving Facility”) maturing in 2025 (the Term Loan Facility and the Revolving Facility, the "External Debt Facilities"). Our debt level and related debt service obligations:
•require us to dedicate significant cash flow to the payment of principal of, and interest on, our debt, which reduces the funds we have available for other purposes, including working capital, capital expenditures and general corporate purposes;
•may limit our flexibility in planning for or reacting to changes in our business and market conditions or in funding our strategic growth plan;
•impose on us financial and operational restrictions; and
•expose us to interest rate risk on our debt obligations bearing interest at variable rates.
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
Market interest rates have increased and could continue to increase our interest costs.
Our debt bears interest at variable rates, and we may incur additional variable interest rate indebtedness in the future. This exposes us to interest rate risk, and while we have entered into a series of interest rate swaps to mitigate the risk of variable rate debt, any interest rate swaps we enter into in order to reduce interest rate volatility may not fully mitigate our interest rate risk. As of December 31, 2022, the unhedged portion of our Term Loan Facility was approximately $957 million, and any borrowings under our Revolving Facility are subject to interest rate volatility.
The Federal Reserve recently raised interest rates multiple times and signaled that they expect additional rate increases. Higher interest rates have increased our debt service obligations on the unhedged variable rate indebtedness, and our net income and cash flows, including cash available for servicing our indebtedness, has correspondingly decreased. Further increases in interest rates on unhedged debt could further reduce our net income and cash flows, including cash available for servicing our indebtedness.
The interest rates of certain of our debt instruments are priced using a spread over LIBOR and we may be adversely affected by the use of alternative reference rates.
On July 27, 2017, the United Kingdom's Financial Conduct Authority, which regulates the entity that calculates LIBOR, announced that LIBOR was to be phased out by the end of 2021. Subsequently, the ICE Benchmark Administration, in its capacity as administrator of USD LIBOR, announced that it extended publication of USD LIBOR (other than one-week and two-month tenors) by 18 months to June 2023. The U.S. Federal Reserve has selected the Secured Overnight Funding Rate ("SOFR") as the preferred alternate rate to LIBOR. We are planning for this transition and are currently evaluating amendments to our credit agreement to incorporate an alternative benchmark rate in replacement of LIBOR.
SOFR is calculated differently from LIBOR and has inherent differences which could give rise to uncertainties, including the limited historical data and volatility in the benchmark rates. While we continue to evaluate the potential impact of the transition to SOFR, these changes could result in interest obligations that are slightly more than or do not otherwise correlate exactly over time with the payments that would have been made on such debt if USD LIBOR was available in its current form, including a potential increase in our overall interest expense on unhedged variable rate indebtedness which is currently based on LIBOR. In addition, while our credit agreement provides a mechanism for determining an alternative rate of interest in the event that no tenors of LIBOR are available, there can be no assurance that we will be able to reach an agreement with the administrative agent for our lenders before experiencing adverse effects due to changes in the underlying benchmark rate, if at all, as our credit agreement provides for an amendment approach to the establishment of a successor benchmark, as opposed to a hardwired approach where LIBOR would be replaced automatically upon a benchmark transition event. The potential effect of the replacement of LIBOR on our cost of capital cannot yet be determined and any increase in the interest we pay, and a corresponding increase in our costs of capital or otherwise, could have a material adverse impact on our financial condition, results of operations or cash flows.

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
Provisions in our certificate of incorporation and bylaws may have the effect of delaying or preventing a change of control or changes in our management. Our certificate of incorporation and bylaws include provisions that:
•provide for a staggered board;
•require at least 66-2/3% of the votes that all of our stockholders would be entitled to cast in an annual election of directors in order to amend our certificate of incorporation and bylaws after the date on which PFL and all other entities beneficially owned by Mr. Graeme Richard Hart or his estate, heirs, executor, administrator or other personal representative, or any of his immediate family members or any trust, fund or other entity which is controlled by his estate, heirs, any of his immediate family members or any of their respective affiliates (PFL and all of the foregoing, collectively, the “Hart Entities”) and any other transferee of all of the outstanding shares of common stock held at any time by the Hart Entities which are transferred other than pursuant to a widely distributed public sale (“Permitted Assigns”) beneficially own less than 50% of the outstanding shares of our common stock;
•eliminate the ability of our stockholders to call special meetings of stockholders after the date on which the Hart Entities or Permitted Assigns beneficially own less than 50% of the outstanding shares of our common stock;
•prohibit stockholder action by written consent, instead requiring stockholder actions to be taken solely at a duly convened meeting of our stockholders, after the date on which the Hart Entities or Permitted Assigns beneficially own less than 50% of the outstanding shares of our common stock;
•permit our board of directors, without further action by our stockholders, to fix the rights, preferences, privileges and restrictions of preferred stock, the rights of which may be greater than the rights of our common stock;
•restrict the forum for certain litigation against us to the Court of Chancery of the State of Delaware; and
•establish advance notice requirements for nominations for election to our board of directors or for proposing matters that can be acted upon by stockholders at annual stockholder meetings.
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
We intend to continue to pay cash dividends on our common stock on a quarterly basis, subject to the discretion of our board of directors and our compliance with applicable law, and depending on our results of operations, capital requirements, financial condition, business prospects, contractual restrictions, restrictions imposed by applicable laws and other factors that our board of directors deems relevant. Our ability to pay dividends is restricted by the terms of our External Debt Facilities and may be restricted by the terms of any future debt or preferred equity securities. Our dividend policy entails certain risks and limitations, particularly with respect to our liquidity. By paying cash dividends rather than investing that cash in our business or repaying any outstanding debt, we risk, among other things, slowing the expansion of our business, having insufficient cash to fund our operations or make capital expenditures or limiting our ability to incur borrowings. Our board of directors will periodically review the cash generated from our business and the capital expenditures required to finance our growth plans and determine whether to modify the amount of regular dividends, cease paying dividends, and/or declare any periodic special dividends. There can be no assurance that our board of directors will not reduce the amount of regular cash dividends or cause us to cease paying dividends altogether.
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

PFL and its affiliates engage in a broad spectrum of activities. In the ordinary course of their business activities, PFL and its affiliates may engage in activities where their interests may not be the same as, or may conflict with, the interests of our other stockholders. Other stockholders will not be able to affect the outcome of any stockholder vote while PFL controls the majority of the voting power of our outstanding common stock. As a result, PFL controls, directly or indirectly and subject to applicable law, the composition of our board of directors, which in turn will be able to control all matters affecting us, including, among others:
•any determination with respect to our business direction and policies, including the appointment and removal of officers and directors;
•the adoption of amendments to our certificate of incorporation;
•any determinations with respect to mergers, business combinations or disposition of assets;
•compensation and benefit programs and other human resources policy decisions;
•the payment of dividends on our common stock; and
•determinations with respect to tax matters.
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
Our affiliation with PEI Group has provided us with increased scale and reach. We have leveraged our combined scale to coordinate purchases across our operations to reduce costs. If we no longer benefit from this relationship, whether because we are no longer affiliated with PEI Group or otherwise, it may result in increased costs for us and higher prices to our customers because we may be unable to obtain goods, services and technology from unaffiliated third parties on terms as favorable as those previously obtained. As a result of any of the above factors, we may be precluded from pursuing certain opportunities that we would otherwise pursue, including growth opportunities, which in turn may adversely affect our business, financial condition and results of operations.
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
We have entered into various transactions with Rank Group Limited (“Rank”) and other related parties that are members of PEI Group, including, among others:
•the lease for our corporate headquarters in Lake Forest, Illinois;
•the lease for a facility used for certain research and development activities in Canandaigua, New York;
•supply agreements where we sell certain products (primarily aluminum foil containers and roll foil) to, and purchase certain products (primarily tableware) from Pactiv LLC ("Pactiv"), a member of PEI Group; and
•a warehousing and freight services agreement whereby Pactiv provides certain logistics services to us.
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
It is also likely that we may enter into related party transactions in the future. Although material related party transactions that we may enter into will be subject to approval or ratification by the Audit Committee, there can be no assurance that such transactions, individually or in the aggregate, will not have an adverse effect on our financial condition and results of operations, or that we could not have achieved more favorable terms if such transactions had not been entered into with related parties.

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
PFL controls a majority of the voting power of our outstanding common stock. As a result, we are a “controlled company” within the meaning of the corporate governance standards of Nasdaq. Under these rules, a listed company of which more than 50% of the voting power is held by an individual, group or another company is a “controlled company” and may elect not to comply with certain corporate governance requirements, including:
•the requirement that a majority of the board of directors consist of independent directors;
•the requirement that our compensation, nominating and corporate governance committee be composed entirely of independent directors; and
•the requirement for an annual performance evaluation of our compensation, nominating and corporate governance committee.
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

Conflicts of interest may arise because certain of our directors may hold a board position with PEI Group entities.
From time to time, certain of our directors may also be directors of PEI or other PEI Group entities. The interests of any such director in PEI, other PEI Group entities and us could create, or appear to create, conflicts of interest with respect to decisions involving both us and PEI or PEI Group entities that could have different implications for PEI and us. These decisions could, for example, relate to:
•disagreement over corporate opportunities;
•competition between us and PEI Group;
•employee retention or recruiting;
•our dividend policy; and
•the services and arrangements from which we benefit as a result of our relationship with PEI Group.
Conflicts of interest could also arise if we enter into any new commercial arrangements with PEI Group in the future. The presence of directors of entities affiliated with PEI on our board of directors could create, or appear to create, conflicts of interest and conflicts in allocating their time with respect to matters involving both us and any one of them, or involving us and PEI, that could have different implications for any of these entities than they do for us. Provisions of our amended and restated certificate of incorporation and amended and restated bylaws address corporate opportunities that are presented to any of our directors who, from time to time, are also directors of PEI and certain of its subsidiaries. We cannot assure you that our amended and restated certificate of incorporation will adequately address potential conflicts of interest or that potential conflicts of interest will be resolved in our favor or that we will be able to take advantage of corporate opportunities presented to any such individual who is a director of both us and PEI. As a result, we may be precluded from pursuing certain advantageous transactions or growth initiatives.
Our inability to resolve in a manner favorable to us any potential conflicts or disputes that arise between us and PEI Group, PFL or Rank with respect to our past and ongoing relationships may adversely affect our business and prospects.
Potential conflicts or disputes may arise between PEI Group, PFL or Rank and us in a number of areas relating to our past or ongoing relationships, including:
•tax, employee benefit, indemnification and other matters arising from our relationship with PEI Group, PFL or Rank;
•business combinations involving us;
•the nature, quality and pricing of services PEI Group and Rank have agreed to provide us;
•business opportunities that may be attractive to us and PEI Group;
•intellectual property or other proprietary rights; and
•joint sales and marketing activities with PEI Group.
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
Our operations are subject to various national, state, local, foreign and international environmental, health and safety laws, regulations and permits that govern, among other things, the emission or discharge of materials into the environment; the use, storage, treatment, disposal, management and release of hazardous substances and wastes; the health and safety of our employees and the end-users of our products; and the materials used in, and the recycling of, our products. These laws and regulations impose liability, which can be strict, joint and several, for the costs of investigating and remediating, and damages resulting from, present and past releases of hazardous substances related to our current and former sites, as well as at third party sites where we or our predecessors have sent waste for disposal. Non-compliance with, or liability related to, these laws, regulations and permits, which tend to become more stringent over time, could result in substantial fines or penalties, injunctive relief, requirements to install pollution control devices or other controls or equipment, civil or criminal sanctions, permit revocations or modifications and/or facility shutdowns, and could expose us to costs of investigation or remediation, as well as tort claims for property damage or personal injury, and could limit production.
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
ESG matters, including those related to climate change and sustainability, may have an adverse effect on our business, financial condition and results of operations and impact our reputation.
There has been an increased focus from stakeholders and regulators related to environmental, social and governance ("ESG") matters across all industries in recent years. This increased focus and activism related to ESG may hinder our access to capital, as investors may reconsider their capital investment as a result of their assessment of the Company's ESG practices. In particular, customers, consumers, investors and other stakeholders are increasingly focusing on environmental issues, including climate change, water use, deforestation, plastic waste and other sustainability concerns. Changing consumer preferences may also result in decreased demand for plastics and packaging materials, including single-use and non-recyclable plastic products and packaging, and other components of our products and their environmental impact on sustainability. These demands could impact the profitability of our products, cause us to incur additional costs, to make changes to our operations, or to make additional commitments, set targets or establish additional goals and take actions to meet them, which could expose us to market, operational and execution costs and risks.
Concern over climate change or plastics and packaging materials, in particular, may result in new or increased legal and regulatory requirements to reduce or mitigate impacts to the environment. Increased regulatory requirements, including in relation to various aspects of ESG such as the SEC's recent disclosure proposal on climate change, or environmental causes may result in increased compliance or input costs of energy, raw materials or compliance with emissions standards, which may cause disruptions in the manufacture of our products or an increase in operating costs. We may incur additional costs to control, assess and report on ESG metrics as the nature, scope and complexity of ESG reporting, diligence and disclosure requirements expand. Our ability to achieve any stated goal, target, or objective is subject to numerous factors and conditions, many of which are outside of our control. Any failure to achieve our ESG goals or a perception (whether or not valid) of our failure to act responsibly with respect to the environment or to effectively respond to new, or changes in, legal or regulatory requirements concerning environmental or other ESG matters, or increased operating or manufacturing costs due to increased regulation or environmental causes could adversely affect our business and reputation.
If we do not adapt to or comply with new regulations, or fail to meet the ESG goals under our ESG framework or evolving investor, industry or stakeholder expectations and standards, or if we are perceived to have not responded appropriately to the growing concern for ESG issues, customers and consumers may choose to stop purchasing our products or purchase products from another company or a competitor, and our reputation, business or financial condition may be adversely affected.
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
The trading market for our common stock depends in part on the research and reports that securities or industry analysts publish about us or our business, our market and our competitors. We do not have any control over these analysts. If one or more of the analysts who cover us downgrade our shares of common stock or publish inaccurate or unfavorable reports about our business, our common stock price would likely decline. If one or more of these analysts cease coverage of our company or fail to regularly publish reports on us, we could lose visibility in the financial markets, which could cause our common stock price or trading volume to decline.

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 2. PROPERTIES
Our corporate headquarters are located in Lake Forest, Illinois. In addition, as of December 31, 2022, our production and distribution network consisted of 24 manufacturing and warehouse facilities in 11 states and one manufacturing facility in Canada, which are used to produce and store the products sold in all four of our business segments. We own the majority of our physical properties. We believe that all of our properties are in good operating condition and are suitable to adequately meet our current needs.
ITEM 3. LEGAL PROCEEDINGS
From time to time, we are a party to various claims, charges and litigation matters arising in the ordinary course of business. Management and legal counsel regularly review the probable outcome of such proceedings. We have established reserves for legal matters that are probable and estimable, and at December 31, 2022, these reserves were not significant. While we cannot feasibly predict the outcome of these matters with certainty, we believe, based on examination of these matters, experience to date and discussions with counsel, that the ultimate liability, individually or in the aggregate, will not have a material adverse effect on our business, financial position, results of operations or cash flows.
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
Stockholders
As of January 31, 2023, there were three holders of record of our common stock. The actual number of our stockholders is greater than this number, and includes beneficial owners whose shares are held in “street name” by banks, brokers and other nominees.
Dividends
We expect that our practice of paying quarterly cash dividends on our common stock will continue, although the payment of future dividends is at the discretion of our Board of Directors and will depend upon our earnings, capital requirements, financial condition, contractual restrictions (including under our External Debt Facilities) and other factors.
Equity Compensation Plan Information
The information required by this Item concerning our equity compensation plan is incorporated herein by reference to Part III, Item 12 of this report.
Use of Proceeds from Sale of Registered Securities
On February 4, 2020, we completed our IPO, in which we sold 54,245,500 shares of common stock, including the exercise of the underwriters’ option to purchase 7,075,500 additional shares, at a public offering price of $26.00 per share for an aggregate price of $1,410 million. We received net proceeds of $1,336 million in the IPO, after deducting underwriting discounts and commissions of $67 million and other expenses of $5 million. The offer and sale of the shares in the IPO were registered under the Securities Act of 1933 pursuant to a Registration Statement on Form S-1 (File No. 333-234731), which was declared effective by the SEC on January 30, 2020. Upon completion of the sale of the shares of our common stock, the IPO terminated. There has been no material change in the use of proceeds from our IPO as described in our final prospectus filed with the SEC on January 31, 2020 pursuant to Rule 424(b)(4) of the Securities Act of 1933. Credit Suisse Securities (USA) LLC, Goldman Sachs & Co. LLC and J.P. Morgan Securities LLC acted as representatives of the several underwriters for the offering.

Performance Graph
The following graph compares our cumulative total stockholder return from January 31, 2020 to December 31, 2022 to that of the S&P 500 Index, the Russell MidCap Index and a peer group. The graph assumes that the value for the investment in our common stock, each index and the peer group was $100 on January 31, 2020, and that all dividends were reinvested. The complete list of our peer group comprises: Church & Dwight Co., Inc., The Clorox Company, Colgate-Palmolive Company, Energizer Holdings, Inc., Kimberly-Clark Corporation, Newell Brands Inc., The Procter & Gamble Company, The Scotts Miracle-Gro Company, Spectrum Brands Holdings, Inc. and WD-40 Company.
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
Description of the Company and its Business Segments
We are a market-leading consumer products company with a presence in 95% of households across the United States. We produce and sell products across three broad categories: cooking products, waste and storage products and tableware. We sell our products under iconic brands such as Reynolds and Hefty and also under store brands that are strategically important to our customers. Overall, across both our branded and store brand offerings, we hold the #1 or #2 U.S. market share position in the majority of product categories in which we participate. Over 65% of our revenue comes from products that are #1 in their respective categories. We have developed our market-leading position by investing in our product categories and consistently developing innovative products that meet the evolving needs and preferences of the modern consumer.
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
We manage our operations in four operating and reportable segments: Reynolds Cooking & Baking, Hefty Waste & Storage, Hefty Tableware and Presto Products:
•Reynolds Cooking & Baking: Through our Reynolds Cooking & Baking segment, we produce branded and store brand aluminum foil, disposable aluminum pans, parchment paper, freezer paper, wax paper, butcher paper, plastic wrap, baking cups, oven bags and slow cooker liners. Our branded products are sold under the Reynolds Wrap, Reynolds KITCHENS and EZ Foil brands in the United States and selected international markets, under the ALCAN brand in Canada and under the Diamond brand outside of North America. With our flagship Reynolds Wrap products, we hold the #1 market position in the U.S. consumer foil market measured by retail sales and volume. We have no significant branded competitor in this market. Reynolds is one of the most recognized household brands in the United States and has been the top trusted brand in the consumer foil market for 75 years, with greater than 50% market share in most of its categories.
•Hefty Waste & Storage: Through our Hefty Waste & Storage segment, we produce both branded and store brand trash and food storage bags. Hefty is a well-recognized leader in the trash bag and food storage bag categories and our private label products offer value to our retail partners. Our branded products are sold under the Hefty Ultra Strong and Hefty Strong brands for trash bags, and as the Hefty and Baggies brands for our food storage bags. We have the #1 branded market share in the U.S. large black trash bag and slider bag segments, and the #2 branded market share in the tall kitchen trash bag segment. Our robust product portfolio in this segment includes a full suite of products, including sustainable solutions such as blue and clear recycling bags, compostable bags, bags made from recycled materials and the Hefty EnergyBag Program.
•Hefty Tableware: Through our Hefty Tableware segment, we sell both branded and store brand disposable and compostable plates, bowls, platters, cups and cutlery. Our Hefty branded products include dishes and party cups. Hefty branded party cups are the #1 party cup in America measured by market share. Our branded products use our Hefty brand to represent both quality and great price, and we bring this same quality and value promise to all of our store brands as well. We sell across a broad range of materials and price points in all retail channels, allowing our consumers to select the product that best suits their price, function and aesthetic needs. These materials include sustainable solutions, such as Hefty ECOSAVE™ and Hefty Compostable Printed Paper Plates.
•Presto Products: Through our Presto Products segment, we primarily sell store brand products in four main categories: food storage bags, trash bags, reusable storage containers and plastic wrap. Presto Products is a market leader in food storage bags and differentiates itself by providing access to category management, consumer insights, marketing, merchandising and R&D resources. Our Presto Products segment also includes our specialty business, which serves other consumer products companies by providing Fresh-Lock and Slide-Rite resealable closure systems.

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
We also expect that consumers’ desire for convenience will continue to sustain demand for our products. Today’s consumers are focused on convenience, which extends into household products that improve ease of use and provide time savings, and they are willing to pay a higher price for innovative features and functionality. While advanced features are already prevalent in many of our products, we intend to continue investing in product development to accommodate the convenience-oriented lifestyles of today’s consumers. In addition, customers' sensitivity to price points contributes to fluctuations in demand in portions of our business.
Branded products and store brand products accounted for 62% and 38% of our revenue, excluding business-to-business revenue, respectively, in the year ended December 31, 2022. We intend to continue investing in both our branded and store brand products to grow the entire product category. Our scale across household aisles and ability to offer both branded and store brand products enable us to grow the overall category. Through our category captain level advisor roles with our retail partners, we offer marketing and consumer shopping strategies, both in store and online, which expand usage occasions and stimulate consumption.
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
We use various strategies to manage our cost exposures on certain raw material purchases, including managing these costs through supplier negotiations and entering into contracts of varying durations, and we use naturally established forecast cycles to influence the timing of purchases of raw materials.
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

Seasonality
Portions of our business historically have been moderately seasonal. Overall, our strongest sales are in our fourth quarter and our weakest sales are in our first quarter. This is driven by higher levels of sales of cooking products around major U.S. holidays in our fourth quarter, primarily due to the holiday use of Reynolds Wrap, Reynolds Oven Bags, Reynolds Parchment Paper and disposable aluminum pans. Our tableware products generally have higher sales in the second quarter of the year, primarily due to outdoor summertime use of disposable plates, cups and bowls.
Sustainability
Interest in environmental sustainability has increased over the past decade, and it has played, and we expect it will continue to play, an increasing role in consumer purchasing decisions. For instance, there have been recent concerns about the environmental impact of single-use disposable products and products made from plastic, particularly polystyrene foam, affecting our products, especially our Hefty Tableware segment. While there is a focus on environmentally friendly products, survey results indicate that in most of our product categories, consumers continue to rank performance-related purchase criteria, such as durability and ease of use, followed by price, as top considerations, rather than sustainability. As our consumers may shift towards purchasing more sustainable products, we have focused much of our innovation efforts around sustainability. We offer a broad line of products made with recycled, renewable, recyclable and compostable materials. We intend to continue sustainability innovation in our efforts to be at the leading edge of recyclability, renewability and compostability in order to offer our customers environmentally sustainable choices.
Overview
Total net revenues increased 7% for the year ended December 31, 2022, compared to the year ended December 31, 2021. The revenue increase was primarily due to higher pricing as a result of pricing actions taken in response to increased material, manufacturing and logistics costs, partially offset by lower volume.
We experienced significant increases in material costs as well as increases in manufacturing, logistics and advertising costs in 2022. We have aggressively implemented price increases in an effort to recover these costs and maintain our profitability. Our 2022 earnings decline was primarily attributable to lower volume and higher advertising costs, partially offset by the timing of pricing actions to recover increased material, manufacturing and logistics costs.
Non-GAAP Measures
In this Annual Report on Form 10-K we use the non-GAAP financial measures “Adjusted EBITDA”, “Adjusted Net Income” and “Adjusted Earnings Per Share” ("Adjusted EPS"), which are measures adjusted for the impact of specified items and are not in accordance with GAAP.
We define Adjusted EBITDA as net income calculated in accordance with GAAP, plus the sum of income tax expense, net interest expense, depreciation and amortization and further adjusted to exclude IPO and separation-related costs, as well as other non-recurring costs. We define Adjusted Net Income and Adjusted EPS as Net Income and Earnings Per Share ("EPS") calculated in accordance with GAAP, plus IPO and separation-related costs, other non-recurring costs and the impact of a tax legislation change under the CARES Act enacted on March 27, 2020.
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

The following table presents a reconciliation of our net income, the most directly comparable GAAP financial measure, to Adjusted EBITDA:

	For the Years Ended December 31,
	2022	2021	2020
	(in millions)
Net income – GAAP	$258	$324	$363
Income tax expense	80	106	153
Interest expense, net	76	48	70
Depreciation and amortization	117	109	99
IPO and separation-related costs ⁽¹⁾	12	14	31
Other	3	—	1
Adjusted EBITDA (Non-GAAP)	$546	$601	$717

(1)Reflects costs during the years ended December 31, 2022, 2021, and 2020 related to our separation to operate as a stand-alone public company as well as costs related to the IPO process.

The following table presents a reconciliation of our net income and diluted EPS, the most directly comparable GAAP financial measures, to Adjusted Net Income and Adjusted EPS:

	Year Ended December 31, 2022			Year Ended December 31, 2021			Year Ended December 31, 2020
(in millions, except for per share data)	Net Income	Diluted Shares	Diluted EPS	Net Income	Diluted Shares	Diluted EPS	Net Income	Diluted Shares	Diluted EPS
As Reported - GAAP	$258	210	$1.23	$324	210	$1.54	$363	205	$1.77
Assume full period impact of IPO shares ⁽¹⁾	—	—	—	—	—	—	—	5	—
Total	258	210	1.23	324	210	1.54	363	210	1.73
Adjustments:
IPO and separation-related costs ⁽²⁾	9	210	0.04	11	210	0.05	23	210	0.11
Impact of tax legislation change from the CARES Act	—	—	—	—	—	—	27	210	0.13
Other ⁽²⁾	2	210	0.01	—	—	—	—	—	—
Adjusted (Non-GAAP)	$269	210	$1.28	$335	210	$1.59	$413	210	$1.97

(1)Represents incremental shares required to adjust the weighted average shares outstanding for the period to the actual shares outstanding as of December 31, 2020. We utilize the shares outstanding at period end as if they had been outstanding for the full period rather than weighted average shares outstanding over the course of the period as it is a more meaningful calculation that provides consistency in comparability due to the additional shares issued as a result of the IPO in the period.
(2)Amounts are after tax, calculated using a tax rate of 23.6% for the year ended December 31, 2022 and 24.6% for each of the years ended December 31, 2021 and 2020, which is our effective tax rate for the periods presented excluding the 2020 one-time discrete expense associated with the legislation change from the CARES Act.

Results of Operations
The following discussion should be read in conjunction with our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Detailed comparisons of revenue and results are presented in the discussions of the operating segments, which follow our consolidated results discussion.
Discussions of the year ended December 31, 2021 items and comparisons between the year ended December 31, 2021 and the year ended December 31, 2020 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed on February 9, 2022.
Aggregation of Segment Revenue and Adjusted EBITDA

(in millions)	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Unallocated⁽²⁾	Total Reynolds Consumer Products
Net revenues
2022	$1,287	$946	$1,000	$604	$(20)	$3,817
2021	1,314	884	815	564	(21)	3,556
2020	1,159	818	763	533	(10)	3,263
Adjusted EBITDA ⁽¹⁾
2022	$142	$207	$134	$96	$(33)	$546
2021	255	173	137	69	(33)	601
2020	254	236	170	98	(41)	717
(1)Adjusted EBITDA is a non-GAAP measure. See “Non-GAAP Measures” for details, including a reconciliation between net income and Adjusted EBITDA.
(2)The unallocated net revenues include elimination of intersegment revenues and other revenue adjustments. The unallocated Adjusted EBITDA represents the combination of corporate expenses which are not allocated to our segments and other unallocated revenue adjustments.
Year Ended December 31, 2022 Compared with the Year Ended December 31, 2021
Total Reynolds Consumer Products

	For the Years Ended December 31,
(in millions, except for %)	2022	% of Revenue	2021	% of Revenue	Change	% Change
Net revenues	$3,716	97%	$3,445	97%	$271	8%
Related party net revenues	101	3%	111	3%	(10)	(9)%
Total net revenues	3,817	100%	3,556	100%	261	7%
Cost of sales	(3,041)	(80)%	(2,745)	(77)%	(296)	(11)%
Gross profit	776	20%	811	23%	(35)	(4)%
Selling, general and administrative expenses	(340)	(9)%	(320)	(9)%	(20)	(6)%
Other expense, net	(22)	(1)%	(13)	—%	(9)	(69)%
Income from operations	414	11%	478	13%	(64)	(13)%
Interest expense, net	(76)	(2)%	(48)	(1)%	(28)	(58)%
Income before income taxes	338	9%	430	12%	(92)	(21)%
Income tax expense	(80)	(2)%	(106)	(3)%	26	25%
Net income	$258	7%	$324	9%	$(66)	(20)%
Adjusted EBITDA ⁽¹⁾	$546	14%	$601	17%	$(55)	(9)%
(1)Adjusted EBITDA is a non-GAAP measure. See “Non-GAAP Measures” for details, including a reconciliation between net income and Adjusted EBITDA.

Components of Change in Net Revenues for the Year Ended December 31, 2022 vs. the Year Ended December 31, 2021

	Price	Volume/Mix	Total
Reynolds Cooking & Baking	12%	(14)%	(2)%
Hefty Waste & Storage	10%	(3)%	7%
Hefty Tableware	19%	4%	23%
Presto Products	11%	(4)%	7%
Total RCP	13%	(6)%	7%
Total Net Revenues. Total net revenues increased by $261 million, or 7%, to $3,817 million. The increase was primarily driven by higher pricing as a result of pricing actions taken in response to increased material, manufacturing and logistics costs, partially offset by lower volume.
Cost of Sales. Cost of sales increased by $296 million, or 11%, to $3,041 million. The increase was driven by an increase of $333 million in material costs, as well as increased manufacturing and logistics costs, partially offset by lower volume.
Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $20 million, or 6%, to $340 million primarily due to higher advertising expense.
Other Expense, Net. Other expense, net increased by $9 million, or 69%, to $22 million. The increase was primarily attributable to changes in our deferred compensation plan assets.
Interest Expense, Net. Interest expense, net increased by $28 million, or 58%, to $76 million. The increase was primarily due to higher interest rates.
Income Tax Expense. We recognized income tax expense of $80 million on income before income taxes of $338 million (an effective tax rate of 23.6%) for the year ended December 31, 2022 compared to income tax expense of $106 million on income before income taxes of $430 million (an effective tax rate of 24.6%) for the year ended December 31, 2021.
Adjusted EBITDA. Adjusted EBITDA decreased by $55 million, or 9%, to $546 million. The decrease in Adjusted EBITDA was primarily due to lower volume and higher advertising costs, partially offset by the timing of pricing actions to recover increased material, manufacturing and logistics costs.
Segment Information
Reynolds Cooking & Baking

	For the Years Ended December 31,
(in millions, except for %)	2022	2021	Change	% change
Total segment net revenues	$1,287	$1,314	$(27)	(2)%
Segment Adjusted EBITDA	142	255	(113)	(44)%
Segment Adjusted EBITDA Margin	11%	19%
Total Segment Net Revenues. Reynolds Cooking & Baking total segment net revenues decreased by $27 million, or 2%, to $1,287 million. The decrease in net revenues was primarily driven by lower household foil volumes, as well as timing of retailer inventory replenishment, partially offset by higher pricing as a result of pricing actions taken in response to increased material, manufacturing and logistics costs.
Adjusted EBITDA. Reynolds Cooking & Baking Adjusted EBITDA decreased by $113 million, or 44%, to $142 million. The decrease in Adjusted EBITDA was primarily driven by lower volume and the timing of pricing actions lagging higher material and manufacturing costs. The increase in manufacturing costs was primarily driven by equipment reliability and related inefficiencies.

Hefty Waste & Storage

	For the Years Ended December 31,
(in millions, except for %)	2022	2021	Change	% change
Total segment net revenues	$946	$884	$62	7%
Segment Adjusted EBITDA	207	173	34	20%
Segment Adjusted EBITDA Margin	22%	20%
Total Segment Net Revenues. Hefty Waste & Storage total segment net revenues increased by $62 million, or 7%, to $946 million. The increase in net revenues was primarily driven by higher pricing due to pricing actions taken in response to increased material, manufacturing and logistics costs, partially offset by lower volume.
Adjusted EBITDA. Hefty Waste & Storage Adjusted EBITDA increased by $34 million, or 20%, to $207 million. The increase in Adjusted EBITDA was primarily driven by the timing of pricing actions to recover higher material, manufacturing and logistics costs and cost savings initiatives, partially offset by higher advertising costs.
Hefty Tableware

	For the Years Ended December 31,
(in millions, except for %)	2022	2021	Change	% change
Total segment net revenues	$1,000	$815	$185	23%
Segment Adjusted EBITDA	134	137	(3)	(2)%
Segment Adjusted EBITDA Margin	13%	17%
Total Segment Net Revenues. Hefty Tableware total segment net revenues increased by $185 million, or 23%, to $1,000 million. The increase in net revenues was primarily driven by higher pricing due to pricing actions taken in response to increased material, manufacturing and logistics costs, as well as higher volume.
Adjusted EBITDA. Hefty Tableware Adjusted EBITDA decreased by $3 million, or 2%, to $134 million. The decrease in Adjusted EBITDA was primarily driven by pricing actions lagging material, manufacturing and logistics costs and higher advertising costs, partially offset by higher volume.
Presto Products

	For the Years Ended December 31,
(in millions, except for %)	2022	2021	Change	% change
Total segment net revenues	$604	$564	$40	7%
Segment Adjusted EBITDA	96	69	27	39%
Segment Adjusted EBITDA Margin	16%	12%
Total Segment Net Revenues. Presto Products total segment net revenues increased by $40 million, or 7%, to $604 million. The increase in net revenues was primarily driven by pricing actions taken in response to increased material, manufacturing and logistics costs, partially offset by lower volume.
Adjusted EBITDA. Presto Products Adjusted EBITDA increased by $27 million, or 39%, to $96 million. The increase in Adjusted EBITDA was primarily driven by the timing of price increases to recover higher material, manufacturing and logistics costs and cost savings initiatives.
Seasonality
Portions of our business historically have been moderately seasonal. Overall, our strongest sales are in our fourth quarter and our weakest sales are in our first quarter. This is driven by higher levels of sales of cooking products around major U.S. holidays in our fourth quarter, primarily due to the holiday use of Reynolds Wrap, Reynolds Oven Bags, Reynolds Parchment Paper and disposable aluminum pans. Our tableware products generally have higher sales in the second quarter of the year, primarily due to outdoor summertime use of disposable plates, cups and bowls.

Liquidity and Capital Resources
Our principal sources of liquidity are existing cash and cash equivalents, cash generated from operating activities, including proceeds from factored receivables, and available borrowings under the Revolving Facility.
The following table discloses our cash flows for the years presented:

	For the Years Ended December 31,
(in millions)	2022	2021
Net cash provided by operating activities	$219	$310
Net cash used in investing activities	(128)	(141)
Net cash used in financing activities	(217)	(317)
Decrease in cash and cash equivalents	$(126)	$(148)
Cash provided by operating activities
Net cash from operating activities decreased by $91 million, or 29%, to $219 million. The decrease was primarily driven by lower net income and higher investment in net working capital, partially offset by lower net cash outlays related to employee costs in the current year period compared to the prior year period.
Cash used in investing activities
Net cash used in investing activities decreased by $13 million, or 9%, to $128 million. The decrease was driven primarily by a purchase of a previously leased manufacturing facility in the prior year period that did not repeat in the current year period.
Cash used in financing activities
Net cash used in financing activities decreased by $100 million, or 32%, to $217. The decrease in cash flows from financing activities was attributable to a voluntary payment of debt made in the prior year period that did not repeat in the current year period.
External Debt Facilities
On February 4, 2020, in conjunction with our Corporate Reorganization and IPO, we entered into the External Debt Facilities which consist of a $2,475 million Term Loan Facility and a Revolving Facility that provides for additional borrowing capacity of up to $250 million, reduced by amounts used for letters of credit.
As of December 31, 2022, the outstanding balance under the Term Loan Facility was $2,107 million. As of December 31, 2022, we had no outstanding borrowings under the Revolving Facility, and we had $7 million of letters of credit outstanding, which reduces the borrowing capacity under the Revolving Facility.
The borrower under the External Debt Facilities is Reynolds Consumer Products LLC (the “Borrower”). The Revolving Facility includes a sub-facility for letters of credit. In addition, the External Debt Facilities provide that the Borrower has the right at any time, subject to customary conditions, to request incremental term loans or incremental revolving credit commitments in amounts and on terms set forth therein. The lenders under the External Debt Facilities are not under any obligation to provide any such incremental loans or commitments, and any such addition of or increase in loans is subject to certain customary conditions precedent and other provisions.
Interest rate and fees
Borrowings under the External Debt Facilities bear interest at a rate per annum equal to, at our option, either a base rate plus an applicable margin of 0.75% or a LIBO rate plus an applicable margin of 1.75%.
During the year ended December 31, 2020, we entered into a series of interest rate swaps which fixed the LIBO rate to an annual rate of 0.18% to 0.47% (for an annual effective interest rate of 1.93% to 2.22%, including margin) for an aggregate notional amount of $1,650 million, of which $150 million notional value was still in effect as of December 31, 2022. During the year ended December 31, 2022, we entered into additional interest rate swaps which fixed the LIBO rate to an annual rate of 2.70% to 3.44% (for an annual effective interest rate of 4.45% to 5.19%, including margin) for an aggregate notional amount of $1,000 million. As of December 31, 2022, we had interest rate swaps of an aggregate notional amount of $1,150 million. These interest rate swaps hedge a portion of the interest rate exposure resulting from our Term Loan Facility for periods ranging from three to four years.

Prepayments
The Term Loan Facility contains customary mandatory prepayments, including with respect to excess cash flow, asset sale proceeds and proceeds from certain incurrences of indebtedness.
The Borrower may voluntarily repay outstanding loans under the Term Loan Facility at any time without premium or penalty, other than customary breakage costs.
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
•incur additional indebtedness and guarantee indebtedness;
•create or incur liens;
•engage in mergers or consolidations;
•sell, transfer or otherwise dispose of assets;
•pay dividends and distributions or repurchase capital stock;
•prepay, redeem or repurchase certain indebtedness;
•make investments, loans and advances;
•enter into certain transactions with affiliates;
•enter into agreements which limit the ability of our restricted subsidiaries to incur restrictions on their ability to make distributions; and
•enter into amendments to certain indebtedness in a manner materially adverse to the lenders.
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

Accounts Receivable Factoring
During the year ended December 31, 2022, we entered into an accounts receivable factoring agreement with JP Morgan Chase Bank, N.A. to sell certain accounts receivable up to $190 million. The outstanding balance owed under the factoring arrangement as of December 31, 2022 was $15 million. Transactions under this agreement are accounted for as sales of accounts receivable, and the receivables sold are removed from the consolidated balance sheet at the time of the sales transaction. We classify proceeds received from the sales of accounts receivable as an operating cash flow in the consolidated statement of cash flows. We record the discount as other expense, net in the consolidated statement of income.
Dividends
During the year ended December 31, 2022, cash dividends totaling $0.92 per share were declared and paid. On January 26, 2023, a quarterly cash dividend of $0.23 per share was declared and is to be paid on February 28, 2023. We expect to continue paying cash dividends on a quarterly basis; however, future dividends are at the discretion of our Board of Directors and will depend upon our earnings, capital requirements, financial condition, contractual limitations (including under the External Debt Facilities) and other factors.
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
Contractual Obligations
The following table summarizes our material contractual obligations as of December 31, 2022:

(in millions)	Total	Less than one year	One to three years	Three to five years	Greater than five years
Long-term debt ⁽¹⁾	$2,631	$155	$306	$2,170	$—
Operating lease liabilities	76	17	32	18	9
Finance lease liabilities	16	2	2	2	10
Unconditional capital expenditure obligations	50	50	—	—	—
Postretirement benefit plan obligations	34	2	5	6	21
Total contractual obligations	$2,807	$226	$345	$2,196	$40
(1)Total obligations for long-term debt consist of the principal amounts and interest obligations. The interest rate on the floating rate debt balances has been assumed to be the same as the rate in effect as of December 31, 2022.
As of December 31, 2022, our liabilities for uncertain tax positions and defined benefit pension obligations totaled $10 million. The ultimate timing of these liabilities cannot be determined; therefore, we have excluded these amounts from the contractual obligations table above.
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
Revenue Recognition-Sales Incentives
We routinely commit to one-time or ongoing trade-promotion programs with our customers. Programs include discounts, allowances, shelf-price reductions, end-of-aisle or in-store displays of our products and graphics and other trade-promotion activities conducted by the customer, such as coupons. Collectively, we refer to these as sales incentives or trade promotions. Costs related to these programs are recorded as a reduction to revenue. Our trade promotion accruals are primarily based on estimated volume and incorporate historical sales and spending trends by customer and category. The determination of these estimated accruals requires judgment and may change in the future as a result of changes in customer promotion participation, particularly for new programs and for programs related to the introduction of new products. Final determination of the total cost of a promotion is dependent upon customers providing information about proof of performance and other information related to the promotional event. This process of analyzing and settling trade-promotion programs with customers could impact our results of operations and trade promotion accruals depending on how actual results of the programs compare to original estimates. Sales incentives represented 4%, 4%, and 5% of total net revenues for the years ended December 31, 2022, 2021 and 2020, respectively. As of December 31, 2022 and 2021, we had accruals of $38 million and $40 million, respectively, reflected on our consolidated balance sheets in Accrued and other current liabilities related to sales incentive programs.
Goodwill, Indefinite-Lived Intangible Assets and Long-Lived Assets
We test our goodwill and other indefinite-lived intangible assets for impairment annually in the fiscal fourth quarter unless there are indications during a different interim period that these assets may have become impaired. No impairments were identified as a result of our impairment review performed annually during the fourth quarter of fiscal years 2022, 2021 and 2020.
Goodwill
Our reporting units for goodwill impairment testing purposes are Reynolds Cooking & Baking, Hefty Waste & Storage, Hefty Tableware and Presto Products. No instances of impairment were identified during the fiscal year 2022 annual impairment review. All of our reporting units had fair values that significantly exceeded recorded carrying values. However, future changes in the judgments, assumptions and estimates that are used in the impairment testing for goodwill as described below could result in significantly different estimates of the fair values.
In our evaluation of goodwill impairment, we have the option to first assess qualitative factors such as the maturity and stability of the reporting unit, the magnitude of the excess fair value over carrying value from the prior year’s impairment testing, other reporting unit operating results as well as new events and circumstances impacting the operations at the reporting unit level. If the result of a qualitative test indicates a potential for impairment, or if we voluntarily elect, a quantitative test is performed, wherein we compare the estimated fair value of each reporting unit to its carrying value. In all instances where a quantitative test was performed, the estimated fair value exceeded the carrying value of the reporting unit and none of our reporting units were at a risk of failing the quantitative test. If the estimated fair value of any reporting unit had been less than its carrying value, an impairment charge would have been recorded for the amount by which the reporting unit’s carrying amount exceeds its fair value.
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

Indefinite-Lived Intangible Assets
Our indefinite-lived intangible assets consist of certain trade names. We test indefinite-lived intangible assets for impairment on an annual basis in the fourth quarter and whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We have the option to first assess qualitative factors such as the maturity of the trade name, the magnitude of the excess fair value over carrying value from the prior year’s impairment testing, as well as new events and circumstances impacting the trade name. If the result of a qualitative test indicates a potential for impairment, or if we voluntarily elect, a quantitative test is performed. If the carrying amount of such asset exceeds its estimated fair value, an impairment charge is recorded for the difference between the carrying amount and the estimated fair value. When a quantitative test is performed we use a relief from royalty computation under the income approach to estimate the fair value of our trade names. This approach requires significant judgments in determining (i) the estimated future branded revenue from the use of the asset; (ii) the relevant royalty rate to be applied to these estimated future cash flows; and (iii) the appropriate discount rates applied to those cash flows to determine fair value. Changes in such estimates or the use of alternative assumptions could produce different results. No instances of impairment were identified during the fiscal year 2022 annual impairment review. Each of our indefinite-lived intangible assets had fair values that significantly exceeded recorded carrying values.
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
Interest Rate Risk
We had significant variable rate debt commitments outstanding as of December 31, 2022, which accrue interest at the LIBO rate plus an applicable margin of 1.75%. These on-balance sheet financial instruments expose us to interest rate risk.
During the year ended December 31, 2020, we entered into a series of interest rate swaps which fixed the LIBO rate to an annual rate of 0.18% to 0.47% (for an annual effective interest rate of 1.93% to 2.22%, including margin) for an aggregate notional amount of $1,650 million, of which $150 million notional value was still in effect as of December 31, 2022. During the year ended December 31, 2022, we entered into additional interest rate swaps which fixed the LIBO rate to an annual rate of 2.70% to 3.44% (for an annual effective interest rate of 4.45% to 5.19%, including margin) for an aggregate notional amount of $1,000 million. As of December 31, 2022, we had interest rate swaps of an aggregate notional amount of $1,150 million. These interest rate swaps hedge a portion of the interest rate exposure resulting from our Term Loan Facility for periods ranging from three to four years. We classify these instruments as cash flow hedges. Our average variable rate for the remaining notional amount of $1,150 million is a one-month LIBO rate plus an applicable margin of 1.75%. The fair value of our interest rate swaps included on our consolidated balance sheets as of December 31, 2022 is $48 million. Refer to Note 8 - Financial Instruments for further detail.

(in millions)	Pay fixed / receive variable notional	Average pay rate ⁽¹⁾
2023	—	—
2024	—	—
2025	150	2.2%
2026	1,000	4.8%
Total	$1,150
(1) Includes 1.75% applicable margin on the one-month LIBO rate.
Based on the unhedged outstanding borrowings under the Term Loan Facility as of December 31, 2022, a 100-basis point increase (decrease) in the interest rates under the Term Loan Facility would result in a $10 million increase (decrease) in interest expense, per annum, on our borrowings.
Commodity Risk
We are exposed to commodity and other price risk principally from the purchase of resin, aluminum, natural gas, electricity, carton board and diesel. In some instances, we use contracts of varying durations along with strategic pricing mechanisms to manage volatility for a portion of our commodity costs, but derivative instruments are not currently being used to manage these risks.
d

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Reynolds Consumer Products Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Reynolds Consumer Products Inc. and its subsidiaries (the “Company”) as of December 31, 2022 and 2021, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Revenue Recognition including Sales Incentives
As disclosed in the consolidated financial statements, the Company recorded net revenues of $3,817 million for the year ended December 31, 2022. As described in Note 2 to the consolidated financial statements, consideration in contracts with customers is variable due to anticipated reductions such as discounts, allowances and trade promotions. Accordingly, revenues are recorded net of estimated sales incentives, based on known or expected adjustments. The transaction price is estimated based on the amount of consideration to which management believes they will be entitled.
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
February 8, 2023
We have served as the Company’s auditor since 2015.

Reynolds Consumer Products Inc.
Consolidated Statements of Income
For the Years Ended December 31
(in millions, except for per share data)

	2022	2021	2020
Net revenues	$3,716	$3,445	$3,147
Related party net revenues	101	111	116
Total net revenues	3,817	3,556	3,263
Cost of sales	(3,041)	(2,745)	(2,290)
Gross profit	776	811	973
Selling, general and administrative expenses	(340)	(320)	(358)
Other expense, net	(22)	(13)	(29)
Income from operations	414	478	586
Interest expense, net	(76)	(48)	(70)
Income before income taxes	338	430	516
Income tax expense	(80)	(106)	(153)
Net income	$258	$324	$363

Earnings per share
Basic	$1.23	$1.54	$1.78
Diluted	$1.23	$1.54	$1.77

Weighted average shares outstanding:
Basic	209.8	209.8	204.5
Diluted	209.9	209.8	204.5
See accompanying notes to the consolidated financial statements.

Reynolds Consumer Products Inc.
Consolidated Statements of Comprehensive Income
For the Years Ended December 31
(in millions)

	2022	2021	2020
Net income	$258	$324	$363
Other comprehensive income (loss), net of income taxes:
Currency translation adjustment	(1)	—	—
Employee benefit plans	11	4	(3)
Interest rate derivatives	32	5	(1)
Other comprehensive income (loss), net of income taxes	42	9	(4)
Comprehensive income	$300	$333	$359
See accompanying notes to the consolidated financial statements.

Reynolds Consumer Products Inc.
Consolidated Balance Sheets
As of December 31
(in millions, except for per share data)

	2022	2021
Assets
Cash and cash equivalents	$38	$164
Accounts receivable, net	348	316
Other receivables	15	12
Related party receivables	7	10
Inventories	722	583
Other current assets	41	19
Total current assets	1,171	1,104
Property, plant and equipment, net	722	677
Operating lease right-of-use assets, net	65	55
Goodwill	1,879	1,879
Intangible assets, net	1,031	1,061
Other assets	61	36
Total assets	$4,929	$4,812
Liabilities
Accounts payable	$252	$261
Related party payables	46	38
Current portion of long-term debt	25	25
Current operating lease liabilities	14	11
Income taxes payable	14	1
Accrued and other current liabilities	145	148
Total current liabilities	496	484
Long-term debt	2,066	2,087
Long-term operating lease liabilities	53	46
Deferred income taxes	365	351
Long-term postretirement benefit obligation	34	50
Other liabilities	47	38
Total liabilities	$3,061	$3,056
Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock, $0.001 par value; 2,000 shares authorized; 210 shares issued and outstanding	—	—
Additional paid-in capital	1,385	1,381
Accumulated other comprehensive income	52	10
Retained earnings	431	365
Total stockholders' equity	1,868	1,756
Total liabilities and stockholders' equity	$4,929	$4,812
See accompanying notes to the consolidated financial statements.

Reynolds Consumer Products Inc.
Consolidated Statements of Stockholders’ Equity
(in millions, except for per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Net Parent (Deficit)	Accumulated Other Comprehensive Income	Total Equity (Deficit)
Balance as of December 31, 2019	$—	$—	$—	$(823)	$5	$(818)
Net income	—	—	357	6	—	363
Other comprehensive loss, net of income taxes	—	—	—	—	(4)	(4)
Net transfers (to) from Parent	—	—	—	855	—	855
Reclassification of net parent (deficit) in RCP	—	38	—	(38)	—	—
Issuance of common stock, net of costs	—	1,339	—	—	—	1,339
Dividends ($0.59 per share declared and paid)	—	—	(124)	—	—	(124)
Other	—	4	—	—	—	4
Balance as of December 31, 2020	$—	$1,381	$233	$—	$1	$1,615
Net income	—	—	324	—	—	324
Other comprehensive income, net of income taxes	—	—	—	—	9	9
Dividends ($0.92 per share declared and paid)	—	—	(192)	—	—	(192)
Balance as of December 31, 2021	$—	$1,381	$365	$—	$10	$1,756
Net income	—	—	258	—	—	258
Other comprehensive income, net of income taxes	—	—	—	—	42	42
Dividends ($0.92 per share declared and paid)	—	—	(192)	—	—	(192)
Other	—	4	—	—	—	4
Balance as of December 31, 2022	$—	$1,385	$431	$—	$52	$1,868
See accompanying notes to the consolidated financial statements.

Reynolds Consumer Products Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31
(in millions)

	2022	2021	2020
Cash provided by operating activities
Net income	$258	$324	$363
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	117	109	99
Deferred income taxes	1	22	67
Stock compensation expense	5	4	5
Change in assets and liabilities:
Accounts receivable, net	(31)	(24)	(279)
Other receivables	(3)	(3)	(2)
Related party receivables	3	(2)	5
Inventories	(139)	(165)	—
Accounts payable	(14)	71	54
Related party payables	8	(3)	(28)
Related party accrued interest payable	—	—	(18)
Income taxes payable	13	(7)	7
Accrued and other current liabilities	1	(15)	38
Other assets and liabilities	—	(1)	8
Net cash provided by operating activities	219	310	319
Cash used in investing activities
Acquisition of property, plant and equipment	(128)	(141)	(143)
Net cash used in investing activities	(128)	(141)	(143)
Cash (used in) provided by financing activities
Repayment of long-term debt	(25)	(125)	(218)
Dividends paid	(192)	(192)	(124)
Proceeds from long-term debt, net of discounts	—	—	2,472
Repayments of PEI Group Credit Agreement	—	—	(8)
Advances from related parties	—	—	240
Repayments to related parties	—	—	(3,627)
Deferred debt transaction costs	—	—	(28)
Proceeds from IPO settlement facility	—	—	1,168
Repayment of IPO settlement facility	—	—	(1,168)
Issuance of common stock	—	—	1,410
Equity issuance costs	—	—	(69)
Net transfers from (to) Parent	—	—	(14)
Net cash (used in) provided by financing activities	(217)	(317)	34
Cash and cash equivalents:
(Decrease) increase in cash and cash equivalents	(126)	(148)	210
Balance as of beginning of the year	164	312	102
Balance as of end of the year	$38	$164	$312

Cash paid:
Interest - long-term debt	68	41	60
Interest - related party borrowings	—	—	23
Income taxes	64	91	76
Significant non-cash investing and financing activities
Refer to Note 7 - Leases for details of non-cash additions to lease right-of-use assets, net as a result of changes in lease liabilities. Refer to Note 17 - Related Party Transactions for details of significant non-cash investing and financing activities.
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

Note 2 - Summary of Significant Accounting Policies
Basis of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.
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
Cash and Cash Equivalents:
Cash and cash equivalents include demand deposits with banks and all highly liquid investments with original maturities of three months or less. We maintain our bank accounts with a relatively small number of high quality financial institutions. Cash balances held by non-U.S. entities as of December 31, 2022 and 2021 were $2 million and $7 million, respectively.
Accounts Receivable:
Accounts receivable are recorded at face amounts less an allowance for doubtful accounts. The allowance is an estimate based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable balance. We evaluate the aging of the accounts receivable balances and the financial condition of our customers to estimate the amount of accounts receivable that may not be collected in the future and record the appropriate provision. The allowance for doubtful accounts was not material as of December 31, 2022 and 2021.
During the year ended December 31, 2022, we entered into an accounts receivable factoring agreement with JP Morgan Chase Bank, N.A. to sell certain accounts receivable up to $190 million. The outstanding balance owed under the factoring arrangement as of December 31, 2022 was $15 million. Transactions under this agreement are accounted for as sales of accounts receivable, and the receivables sold are removed from the consolidated balance sheet at the time of the sales transaction. We classify proceeds received from the sales of accounts receivable as an operating cash flow in the consolidated statement of cash flows. We record the discount as other expense, net in the consolidated statement of income.
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

Reynolds Consumer Products Inc.
Notes to the Consolidated Financial Statements
Leases:
We determine whether a contract is or contains a lease at contract inception. Right-of-use (“ROU”) assets represent our right to use an underlying asset for the lease term and lease liabilities represent our obligation to make lease payments arising from the lease. ROU assets are recognized at the commencement date at the value of the lease liability, adjusted for any prepayments, lease incentives received and initial direct costs incurred. Lease liabilities are recognized at the commencement date based on the present value of remaining lease payments over the lease term. For operating leases, following initial recognition, lease liability balances are amortized using the effective interest method, while the related operating lease ROU assets are adjusted by the difference between the fixed lease expense recognized under a straight-line method and the interest expense associated with the effective interest method in the period.
Some of our leases contain non-lease components, for example common area or other maintenance costs, that relate to the lease components of the agreement. Non-lease components and the lease components to which they relate are accounted for as a single lease component as we have elected to combine lease and non-lease components for all classes of underlying assets. All operating lease cash payments are recorded within cash flows from operating activities in the consolidated statements of cash flows. Principal cash payments on finance leases are recorded within cash flows from financing activities, while interest payments associated with finance leases are recorded within cash flows from operating activities in the consolidated statements of cash flows. Our lease agreements do not include significant restrictions, covenants or residual value guarantees.
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
Marketing, Advertising and Research and Development:
We promote our products with marketing and advertising programs. These programs include, but are not limited to, cooperative advertising, in-store displays and consumer marketing promotions. The costs of end-consumer marketing programs that are conducted in conjunction with our customers, such as coupons, are recorded as a reduction to revenue. We do not defer these costs on our consolidated balance sheets and all marketing and advertising costs are recorded as an expense in the year incurred. Advertising expense was $59 million, $43 million and $72 million in the years ended December 31, 2022, 2021 and 2020, respectively. We expense product research and development costs as incurred. Research and development expense was $38 million, $36 million and $41 million in the years ended December 31, 2022, 2021 and 2020, respectively. We record marketing and advertising as well as research and development expenses in selling, general and administrative expenses.
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
We record interest rate derivative instruments at fair value (Level 2) and on a net basis by counterparty based on our master netting arrangements. The fair value of our interest rate derivatives is determined using a discounted cash flow method based on market-based swap yield curves, taking into account current interest rates. The instruments are classified in our consolidated balance sheets in other assets or other liabilities, as applicable. Cash flows from interest rate derivative instruments are classified as operating activities in our consolidated statements of cash flows based on the nature of the derivative instrument. We have elected to use hedge accounting for our interest rate derivative instruments. Accordingly, the effective portion of the gain or loss on the open hedging instrument is recorded in other comprehensive income and is reclassified into earnings as interest expense, net when settled. We terminate derivative instruments if the underlying asset or liability matures or is repaid, or if we determine the underlying forecasted transaction is no longer probable of occurring.
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

Reynolds Consumer Products Inc.
Notes to the Consolidated Financial Statements
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
Fair Value Measurements and Disclosures:
GAAP establishes a hierarchy for measuring fair value. A financial instrument’s categorization within the hierarchy is based on the lowest level of input that is significant to the fair value measurement. The following three levels of inputs may be used to measure fair value:
•Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities.
•Level 2 inputs include inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices in active markets for similar assets and liabilities, quoted prices for identical or similar assets or liabilities in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of assets or liabilities.
•Level 3 inputs are unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions.
Our assets and liabilities measured at fair value on a recurring basis are presented in Note 8 - Financial Instruments. We had no assets or liabilities measured at fair value on a non-recurring basis in any of the years presented.
In addition to fair value disclosure requirements related to financial instruments carried at fair value, accounting standards require disclosures regarding the fair value of all of our financial instruments. The carrying values of cash equivalents, accounts receivables, other receivables, related party receivables, accounts payable, related party payables and accrued and other current liabilities are reasonable estimates of their fair values as of December 31, 2022 and 2021 due to the short-term nature of these instruments.
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

Reynolds Consumer Products Inc.
Notes to the Consolidated Financial Statements
Recently Adopted Accounting Guidance:
In August 2018, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans. This ASU modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. This ASU is effective for fiscal years beginning after December 15, 2020, with early adoption permitted. We adopted the standard as of January 1, 2021 with no material impact on our consolidated financial statements.
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
Recently Issued Accounting Guidance:
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, which provides optional expedients and exceptions to applying the guidance on contract modifications, hedge accounting, and other transactions, to simplify the accounting for transitioning from the London Interbank Offered Rate, and other interbank offered rates expected to be discontinued, to alternative reference rates. This ASU was effective upon its issuance and can be applied prospectively through December 31, 2022. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which amended the sunset date of the guidance in Topic 848 to December 31, 2024 from December 31, 2022. We have elected to apply certain cash flow hedge accounting expedients related to assessing probability of future LIBOR denominated cash flows and the effectiveness of the instruments hedging those cash flows. Application of these expedients simplified our assessment of the hedge accounting requirements despite the uncertainties relating to reference rate reform. We continue to evaluate our contracts and assess the impact of this standard and its amendment on our consolidated financial statements.
Note 3 - Inventories
Inventories consisted of the following:

	As of December 31,
	2022	2021
	(in millions)
Raw materials	$215	$206
Work in progress	81	63
Finished goods	383	276
Spare parts	43	38
Inventories	$722	$583

Reynolds Consumer Products Inc.
Notes to the Consolidated Financial Statements
Note 4 - Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following:

	As of December 31,
	2022	2021
	(in millions)
Land and land improvements	$44	$43
Buildings and building improvements	203	183
Machinery and equipment	1,202	1,126
Construction in progress	94	77
Property, plant and equipment, at cost	1,543	1,429
Less: accumulated depreciation	(821)	(752)
Property, plant and equipment, net	$722	$677
Depreciation expense was $86 million, $78 million and $68 million for the years ended December 31, 2022, 2021 and 2020, respectively, of which $76 million, $70 million and $62 million, respectively, was recognized in cost of sales and $10 million, $8 million and $6 million, respectively, was recognized in selling, general and administrative expenses.
Note 5 - Goodwill and Intangible Assets
Goodwill by reportable segment was as follows:

	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Total
	(in millions)
Balance as of December 31, 2020	$794	$505	$282	$298	$1,879
Movements	—	—	—	—	—
Balance as of December 31, 2021	794	505	282	298	1,879
Movements	—	—	—	—	—
Balance as of December 31, 2022	$794	$505	$282	$298	$1,879
Intangible assets, net consisted of the following:

	As of December 31, 2022			As of December 31, 2021
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
	(in millions)
Finite-lived intangible assets
Customer relationships	$580	$(400)	$180	$580	$(371)	$209
Trade names	25	(24)	1	25	(23)	2
Total finite-lived intangible assets	605	(424)	181	605	(394)	211
Indefinite-lived intangible assets
Trade names	850	—	850	850	—	850
Total intangible assets	$1,455	$(424)	$1,031	$1,455	$(394)	$1,061
Amortization expense for intangible assets was $31 million for each of the years ended December 31, 2022, 2021 and 2020, and has been recognized in selling, general and administrative expenses.

Reynolds Consumer Products Inc.
Notes to the Consolidated Financial Statements
Estimated annual amortization for intangible assets over the next five calendar years are as follows:

(in millions)	2023	2024	2025	2026	2027
Estimated annual amortization	$29	$29	$29	$22	$21
Note 6 - Debt
Long-Term Debt:
Long-term debt consisted of the following:

	As of December 31,
	2022	2021
	(in millions)
Term Loan Facility	$2,107	$2,132
Deferred financing transaction costs	(14)	(18)
Original issue discounts	(2)	(2)
	2,091	2,112
Less: current portion	(25)	(25)
Long-term debt	$2,066	$2,087
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
Borrowings under the External Debt Facilities bear interest at a rate per annum equal to, at our option, either a base rate plus an applicable margin of 0.75% or a LIBO rate plus an applicable margin of 1.75%. We have entered into a series of interest rate swaps to hedge a portion of the interest rate exposure resulting from these borrowings. Refer to Note 8 – Financial Instruments for further details.
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
Revolving Facility
The Revolving Facility matures in February 2025 and includes a sub-facility for letters of credit. As of December 31, 2022, we had no outstanding borrowings under the Revolving Facility, and we had $7 million of letters of credit outstanding, which reduces the borrowing capacity under the Revolving Facility.

Reynolds Consumer Products Inc.
Notes to the Consolidated Financial Statements
Fair Value of Our Long-Term Debt
The fair value of our long-term debt as of December 31, 2022, which is a Level 2 fair value measurement, approximates the carrying value due to the variable market interest rate and the stability of our credit profile.
Interest expense, net:
Interest expense, net consisted of the following:

	For the Years Ended December 31,
	2022	2021	2020
	(in millions)
Interest expense, Term Loan Facility	$74	$41	$52
Amortization of deferred financing transaction costs	4	4	4
Interest expense, PEI Group U.S. Term Loan	—	—	8
Interest expense, related party borrowings (1)	—	—	5
Interest rate swaps (benefit) expense	(6)	2	—
Other	4	1	1
Interest expense, net	$76	$48	$70
(1)Refer to Note 17 – Related Party Transactions for additional information.
Scheduled Maturities
Below is a schedule of required future repayments on our debt outstanding as of December 31, 2022:

(in millions)
2023	$25
2024	25
2025	25
2026	25
2027	2,007
Total long-term debt	$2,107
Note 7 - Leases
We lease certain buildings and plant and equipment. Our leases have reasonably assured remaining lease terms of up to 14 years. Certain leases include options to renew for up to 15 years. At lease inception, we determine the lease term by assuming the exercise of those renewal options that are reasonably certain. Some leases have variable payments, however, because they are not based on an index or rate, they are not included in the measurement of ROU assets and lease liabilities. Variable payments for real estate leases relate primarily to common area maintenance, insurance, taxes and utilities associated with the properties. Variable payments for equipment leases relate primarily to hours, miles, or other quantifiable usage factors, which are not determinable at the time of lease inception. These variable payments are expensed as incurred. The discount rate applied to our leases in determining the present value of lease payments is our incremental borrowing rate based on the information available at the commencement date. Leases with an initial term of 12 months or less are not recorded in our consolidated balance sheets and we recognize lease expense for these leases on a straight-line basis over the lease term.

Reynolds Consumer Products Inc.
Notes to the Consolidated Financial Statements
Operating lease costs consisted of the following:

	As of December 31,
	2022	2021	2020
	(in millions)
Operating lease costs	$17	$15	$16
Variable lease costs	1	1	1
Short-term lease costs	4	3	3
Total operating lease costs	$22	$19	$20
Lease costs related to the amortization of finance lease assets and interest on finance lease liabilities were not material for the year ended December 31, 2022.
Future lease payments under non-cancellable leases were as follows:

	As of December 31, 2022
	Operating Leases	Finance Leases	Total
	(in millions)
2023	$17	$2	$19
2024	17	1	18
2025	15	1	16
2026	10	1	11
2027	8	1	9
Thereafter	9	10	19
Total undiscounted lease payments	76	16	92
Less: imputed interest	(9)	(4)	(13)
Present value of lease liabilities	$67	$12	$79
As of December 31, 2022, there were no material lease transactions that we have entered into but have not yet commenced.
Lease liabilities and ROU assets included in our consolidated balance sheets were as follows:

		As of December 31,
		2022	2021
		(in millions)
Operating leases	Balance Sheet Classification
Right-of-use assets	Operating lease right-of-use assets	$65	$55
Current lease liabilities	Current operating lease liabilities	$14	$11
Non-current lease liabilities	Long-term operating lease liabilities	53	46
Total operating lease liabilities		$67	$57

Finance leases	Balance Sheet Classification
Right-of-use assets	Other assets	$12	$—
Current lease liabilities	Accrued and other current liabilities	$1	$—
Non-current lease liabilities	Other liabilities	11	—
Total finance lease liabilities		$12	$—
During the years ended December 31, 2022 and 2021, new leases and lease modifications resulted in the recognition of operating ROU assets and corresponding operating lease liabilities totaling $23 million and $9 million, respectively. During the year ended December 31, 2022, new leases resulted in the recognition of finance lease ROU assets and corresponding finance lease liabilities totaling $12 million.

Reynolds Consumer Products Inc.
Notes to the Consolidated Financial Statements
During the years ended December 31, 2022, 2021 and 2020, cash flows from operating activities in the consolidated statements of cash flows reflected $17 million, $15 million and $14 million, respectively, of payments for operating lease liabilities. Payments for finance lease liabilities in the year ended December 31, 2022 were not material.
The weighted average remaining lease term and weighted average discount rates were as follows:

	As of December 31, 2022
	Operating Leases	Finance Leases
Weighted-average remaining lease term (in years)	4.99	13.57
Weighted-average discount rate	4.93%	5.19%
Note 8 - Financial Instruments
Interest Rate Derivatives
During the year ended December 31, 2020, we entered into a series of interest rate swaps which fixed the LIBO rate to an annual rate of 0.18% to 0.47% (for an annual effective interest rate of 1.93% to 2.22%, including margin) for an aggregate notional amount of $1,650 million, of which $150 million notional value was still in effect as of December 31, 2022. During the year ended December 31, 2022, we entered into additional interest rate swaps which fixed the LIBO rate to an annual rate of 2.70% to 3.44% (for an annual effective interest rate of 4.45% to 5.19%, including margin) for an aggregate notional amount of $1,000 million. As of December 31, 2022, we had interest rate swaps of an aggregate notional amount of $1,150 million. These interest rate swaps hedge a portion of the interest rate exposure resulting from our Term Loan Facility for periods ranging from three years to four years. We classified these instruments as cash flow hedges.
The following table provides the notional amounts, the annual rates, the weighted average annual effective rates, and the fair value of our interest rate derivatives:

(In millions)	Notional Amount	Annual Rate	Weighted Average Annual Effective Rate	Fair Value - Other Current Assets	Fair Value - Other Assets
As of December 31, 2022	$1,150	2.19% to 5.19%	4.42%	$25	$23
As of December 31, 2021	$800	1.93% to 2.22%	2.01%	$1	$4
Note 9 - Benefit Plans
Defined Benefit Plan
After our separation from PEI Group and IPO in February 2020, we established a defined benefit plan for certain of our employees. The initial liability was $2 million which was funded during 2020. The plan is non-contributory and eligible employees are fully vested after five years of service. The impact of the liability of the defined benefit plan on our consolidated balance sheets as of December 31, 2022 and 2021 was not material.
Defined Contribution Plans
We offer defined contribution plans to eligible employees in the United States as well as employees in certain other countries. Our expense relating to defined contribution plans was $27 million, $26 million and $24 million for the years ended December 31, 2022, 2021 and 2020, respectively.

Reynolds Consumer Products Inc.
Notes to the Consolidated Financial Statements
Postretirement Benefit Plan
Certain of our employees in the United States participate in a postretirement benefit plan. Our postretirement benefit plan is not funded. The changes in and the amount of the accumulated postretirement benefit obligation were as follows:

	As of December 31,
	2022	2021
	(in millions)
Accumulated postretirement benefit obligation as of January 1	$48	$54
Service cost	1	1
Interest cost	1	1
Benefits paid	(2)	(3)
Actuarial gains	(14)	(5)
Accumulated postretirement benefit obligation as of December 31	$34	$48
The accrued benefit obligation was included in our consolidated balance sheets as follows:

	As of December 31,
	2022	2021
	(in millions)
Accrued and other current liabilities	$2	$3
Long-term postretirement benefit obligation	32	45
	$34	$48
A portion of our accrued benefit obligation has been recorded in accumulated other comprehensive income as follows:

	As of December 31, 2020	Changes	As of December 31, 2021	Changes	As of December 31, 2022
	(in millions)
Net actuarial gain (loss)	$10	$5	$15	$14	$29
Deferred income tax (expense) benefit	(2)	(1)	(3)	(3)	(6)
Accumulated other comprehensive income	$8	$4	$12	$11	$23
We used the following weighted-average assumptions to determine our postretirement benefit obligations:

	As of December 31,
	2022	2021
Discount rate	5.18%	2.90%
Health care cost trend rate assumed for next year	7.00%	6.60%
Ultimate trend rate	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2032	2029
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
Components of Net Periodic Postretirement Costs:
Our total net periodic pension and postretirement benefit cost for each of the years ended December 31, 2022, 2021 and 2020 was not material.

Reynolds Consumer Products Inc.
Notes to the Consolidated Financial Statements
We used the following weighted-average assumptions to determine our net periodic postretirement health care cost:

	For the Years Ended December 31,
	2022	2021	2020
Discount rate	2.90%	2.54%	3.24%
Health care cost trend rate assumed for next year	6.60%	6.90%	7.20%
Ultimate trend rate	4.50%	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2029	2029	2029
Future Benefit Payments:
Expected contributions for the next fiscal year equal the estimated benefit payments of $2 million.
Our estimated future benefit payments for our postretirement benefit plan as of December 31, 2022 were as follows:

(in millions)
2023	$2
2024	2
2025	3
2026	3
2027	3
2028-2032	13
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
In addition, in conjunction with our Corporate Reorganization and IPO in February 2020, we established an equity incentive plan for purposes of granting stock-based compensation awards to certain of our senior management, our non-executive directors and to certain employees, to incentivize their performance and align their interests with ours. We have granted RSUs to certain employees and non-employee directors that have a service-based vesting condition. In addition, we have granted performance stock units (“PSUs”) to certain members of management that have a performance-based vesting condition. We account for forfeitures of outstanding but unvested grants in the period they occur. A maximum of 10.5 million shares of common stock were initially available for issuance under equity incentive awards granted pursuant to the plan. In the year ended December 31, 2022, 0.2 million RSUs and 0.2 million PSUs were granted.
A summary of activity for RSUs and PSUs for the year ended December 31, 2022 is as follows (in millions, except for per share data):

	Shares	Weighted-Average Grant-Date Fair Value Per Share
Unvested, at December 31, 2021	0.4	$29.28
Granted	0.4	30.05
Forfeited	—	30.08
Vested	(0.1)	28.89
PSU performance adjustment	(0.3)	30.04
Unvested, at December 31, 2022	0.4	$29.64
Unrecognized compensation expense relating to unvested RSUs as of December 31, 2022, was $4 million, which is expected to be recognized over a weighted average period of 1.4 years.

Reynolds Consumer Products Inc.
Notes to the Consolidated Financial Statements
There were stock-based compensation awards representing 0.4 million shares outstanding at each of December 31, 2022 and 2021. Stock-based compensation expense was $5 million, $4 million and $5 million for the years ended December 31, 2022, 2021 and 2020, respectively.
Note 11 - Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following:

	As of December 31,
	2022	2021
	(in millions)
Trade promotion allowances	$38	$40
Accrued personnel costs	35	34
Other	72	74
Accrued and other current liabilities	$145	$148
Note 12 - Other Expense, Net
Other expense, net consisted of the following:

	For the Years Ended December 31,
	2022	2021	2020
	(in millions)
IPO and separation-related costs (1)	$12	$14	$31
Other	10	(1)	(2)
Other expense, net	$22	$13	$29
(1)Reflects costs related to our separation to operate as a stand-alone public company and the IPO process.
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
As of December 31, 2022, there were no legal proceedings pending other than those for which we have determined that the possibility of a material outflow is remote.

Reynolds Consumer Products Inc.
Notes to the Consolidated Financial Statements
Note 14 - Accumulated Other Comprehensive Income
The following table summarizes the changes in our balances of each component of accumulated other comprehensive income.

	Currency Translation Adjustments	Employee Benefit Plans	Interest Rate Derivatives	Accumulated Other Comprehensive Income
	(in millions)
Balance as of December 31, 2019	$(6)	$11	$—	$5
Loss arising during the period	—	(4)	(1)	(5)
Reclassification to earnings	—	(1)	—	(1)
Effect of deferred taxes	—	2	—	2
Balance as of December 31, 2020	$(6)	$8	$(1)	$1
Gain arising during the period	—	6	4	10
Reclassification to earnings	—	(1)	2	1
Effect of deferred taxes	—	(1)	(1)	(2)
Balance as of December 31, 2021	$(6)	$12	$4	$10
Gain (loss) arising during the period	(1)	16	48	63
Reclassification to earnings	—	(2)	(6)	(8)
Effect of deferred taxes	—	(3)	(10)	(13)
Balance as of December 31, 2022	$(7)	$23	$36	$52
Note 15 - Income Taxes
The components of income before income tax were as follows:

	For the Years Ended December 31,
	2022	2021	2020
	(in millions)
Income before income taxes:
United States	$332	$424	$511
International	6	6	5
Total income before income taxes	$338	$430	$516

Reynolds Consumer Products Inc.
Notes to the Consolidated Financial Statements
Significant components of income tax expense were as follows:

	For the Years Ended December 31,
	2022	2021	2020
	(in millions)
Current
United States
Federal	$64	$69	$70
State	14	14	14
Foreign	1	1	1
Total current income tax expense	79	84	85
Deferred
United States
Federal	3	19	54
State	(3)	3	13
Foreign	1	—	1
Total deferred income tax expense	1	22	68
Total income tax expense	$80	$106	$153
A reconciliation of income taxes computed at the U.S. Federal statutory income tax rate of 21% for 2022, 2021 and 2020, to our income tax expense was as follows:

	For the Years Ended December 31,
	2022	2021	2020
	(in millions)
U.S. Federal income tax expense at the statutory rate	$71	$90	$108
U.S. State income tax expense	9	15	17
Non-deductible expenses	1	—	2
CARES Act	—	—	27
Return to provision adjustments	(1)	1	(2)
Other	—	—	1
Total income tax expense	$80	$106	$153

Reynolds Consumer Products Inc.
Notes to the Consolidated Financial Statements
Deferred Tax Assets and Liabilities
Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of our net deferred income tax liability were as follows:

	As of December 31,
	2022	2021
	(in millions)
Deferred tax assets
Employee benefits	$24	$26
Lease obligations	19	13
Inventory	8	9
Reserves	5	4
Tax losses	3	4
Total deferred tax assets	59	56
Valuation allowance	(5)	(6)
Total deferred tax assets after valuation allowance	54	50
Deferred tax liabilities
Intangible assets	(290)	(293)
Property, plant and equipment	(98)	(93)
Lease right-of-use assets	(18)	(13)
Financial instruments	(11)	(1)
Other	(2)	(1)
Total deferred tax liabilities	(419)	(401)
Net deferred tax liabilities	$(365)	$(351)
Uncertain Tax Positions
ASC 740 prescribes a recognition threshold of more-likely-than not to be sustained upon examination as it relates to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. Our policy is to include interest and penalties related to gross unrecognized tax benefits in income tax expense.
The following table summarizes the activity related to our gross unrecognized tax benefits:

	For the Years Ended December 31,
	2022	2021	2020
	(in millions)
Balance as of beginning of the year	$5	$4	$2
Increase associated with tax positions taken during the current year	2	1	2
Increase associated with tax positions taken in prior years	1	—	—
Ending unrecognized tax benefits	$8	$5	$4
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

Reynolds Consumer Products Inc.
Notes to the Consolidated Financial Statements
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
Reynolds Cooking & Baking
Our Reynolds Cooking & Baking segment produces branded and store brand aluminum foil, disposable aluminum pans, parchment paper, freezer paper, wax paper, butcher paper, plastic wrap, baking cups, oven bags and slow cooker liners. Our branded products are sold under the Reynolds Wrap, Reynolds KITCHENS and EZ Foil brands in the United States and selected international markets, under the ALCAN brand in Canada and under the Diamond brand outside of North America.
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
Adjusted EBITDA represents each segment's earnings before interest, tax, depreciation and amortization and is further adjusted to exclude IPO and separation-related costs, as well as other non-recurring costs.
Total assets by segment are those assets directly associated with the respective operating activities, comprising inventory, property, plant and equipment and operating lease right-of-use assets. Other assets, such as cash, accounts receivable and intangible assets, are monitored on an entity-wide basis and not included in segment information that is regularly reviewed by our CODM.

Reynolds Consumer Products Inc.
Notes to the Consolidated Financial Statements
The accounting policies applied by our segments are the same as those described in Note 2 - Summary of Significant Accounting Policies. Transactions between segments are at negotiated prices.

	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Segment total	Unallocated(1)	Total
2022	(in millions)
Net revenues	$1,287	$934	$1,000	$597	$3,818	$(1)	$3,817
Intersegment revenues	—	12	—	7	19	(19)	—
Total segment net revenues	1,287	946	1,000	604	3,837	(20)	3,817
Adjusted EBITDA	142	207	134	96	579
Depreciation and amortization	24	19	17	22	82	35	117
Capital expenditures	51	15	36	20	122	6	128
Total assets	646	314	226	274	1,460	3,469	4,929

	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Segment total	Unallocated(1)	Total
2021	(in millions)
Net revenues	$1,314	$876	$815	$560	$3,565	$(9)	$3,556
Intersegment revenues	—	8	—	4	12	(12)	—
Total segment net revenues	1,314	884	815	564	3,577	(21)	3,556
Adjusted EBITDA	255	173	137	69	634
Depreciation and amortization	21	18	16	21	76	33	109
Capital expenditures	42	22	19	53	136	5	141
Total assets	562	290	165	247	1,264	3,548	4,812

	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Segment total	Unallocated(1)	Total
2020	(in millions)
Net revenues	$1,159	$809	$763	$532	$3,263	$—	$3,263
Intersegment revenues	—	9	—	1	10	(10)	—
Total segment net revenues	1,159	818	763	533	3,273	(10)	3,263
Adjusted EBITDA	254	236	170	98	758
Depreciation and amortization	20	15	14	19	68	31	99
Capital expenditures	33	30	24	38	125	18	143

(1)	Unallocated includes the elimination of intersegment revenues, other revenue adjustments and certain corporate costs, depreciation and amortization and assets not allocated to segments. Unallocated assets are comprised of cash, accounts receivable, other receivables, entity-wide property, plant and equipment, entity-wide operating lease ROU assets, goodwill, intangible assets, related party receivables and other assets.

Reynolds Consumer Products Inc.
Notes to the Consolidated Financial Statements
The following table presents a reconciliation of segment Adjusted EBITDA to consolidated GAAP income before income taxes:

	For the Years Ended December 31,
	2022	2021	2020
	(in millions)
Segment Adjusted EBITDA	$579	$634	$758
Corporate / unallocated expenses	(33)	(33)	(41)
	546	601	717
Adjustments to reconcile to GAAP income before income taxes
Depreciation and amortization	(117)	(109)	(99)
Interest expense, net	(76)	(48)	(70)
IPO and separation-related costs	(12)	(14)	(31)
Other	(3)	—	(1)
Consolidated GAAP income before income taxes	$338	$430	$516
Information in Relation to Products
Net revenues by product line are as follows:

	For the Years Ended December 31,
	2022	2021	2020
	(in millions)
Waste and storage products(1)	$1,550	$1,448	$1,351
Cooking products	1,287	1,314	1,159
Tableware products	1,000	815	763
Unallocated	(20)	(21)	(10)
Net revenues	$3,817	$3,556	$3,263
(1)Waste and storage products are comprised of our Hefty Waste & Storage and Presto Products segments.
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
Geographic Data
Geographic data for net revenues (recognized based on location of our business operations) and long-lived assets (representing property, plant and equipment) are as follows:

	For the Years Ended December 31,
	2022	2021	2020
	(in millions)
Net revenues:
United States	$3,742	$3,495	$3,206
Other	75	61	57
Net revenues	$3,817	$3,556	$3,263

Reynolds Consumer Products Inc.
Notes to the Consolidated Financial Statements

	As of December 31,
	2022	2021
	(in millions)
Long-lived assets
United States	$715	$671
Other	7	6
Long-lived assets	$722	$677
Entity-wide Disclosures
Net revenues from our largest customer and its affiliates were 48%, 44% and 43% of total net revenues for the years ended December 31, 2022, 2021 and 2020, respectively. The net revenues from our largest customer were recognized across all of our segments. No other customers accounted for 10% or more of our total net revenues in any of the years presented.
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
On-going Related Party Transactions
For the years ended December 31, 2022, 2021 and 2020, revenues from products sold to PEI Group were $101 million, $111 million and $116 million, respectively. For the years ended December 31, 2022, 2021 and 2020, products purchased from PEI Group were $399 million, $343 million and $330 million, respectively. For the years ended December 31, 2022, 2021 and 2020, PEI Group charged us freight and warehousing costs of $54 million, $60 million and $80 million, respectively, which were included in cost of sales. The resulting related party receivables and payables are settled regularly with PEI Group in the normal course of business. Furthermore, $143 million, $143 million and $92 million of dividends were paid to PFL during the years ended December 31, 2022, 2021 and 2020, respectively.
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

Reynolds Consumer Products Inc.
Notes to the Consolidated Financial Statements
On February 4, 2020, we entered into a transition services agreement with a subsidiary of PEI Group, whereby PEI Group continued to provide certain administrative services to us, including information technology services; accounting, treasury, financial reporting and transaction support; human resources; procurement; tax, legal and compliance related services; and other corporate services for up to 24 months. In addition, we entered into a transition services agreement with Rank Group Limited (an affiliate of PEI Group) whereby, upon our request, Rank Group Limited provided certain administrative services to us, including financial reporting, consulting and compliance services, insurance procurement and human resources support, legal and corporate secretarial support, and related services for up to 24 months. For the years ended December 31, 2021 and 2020, we incurred $6 million and $10 million, respectively, related to transition services which was included in selling, general and administrative expenses in our consolidated statements of income. There was no expense for the year ended December 31, 2022 related to transition services.
Note 18 - Subsequent Events
Quarterly Cash Dividend
On January 26, 2023, our Board of Directors approved a cash dividend of $0.23 per common share to be paid on February 28, 2023 to shareholders of record on February 14, 2023.
Except as described above, there have been no events subsequent to December 31, 2022 which would require accrual or disclosure in these consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Management's Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022.
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 using the criteria set forth in the Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2022.
Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2022, as stated in its report which appears in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 will appear in the Company’s Proxy Statement for its 2023 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 will appear in the Company’s Proxy Statement for its 2023 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 will appear in the Company’s Proxy Statement for its 2023 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 will appear in the Company’s Proxy Statement for its 2023 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES
The information required by Item 14 will appear in the Company’s Proxy Statement for its 2023 Annual Meeting of Stockholders and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)The following documents are filed as part of this Annual Report on Form 10-K:
1.The following consolidated financial statements are filed as part of this Annual Report on Form 10-K under Part II, Item 8:
2.Exhibits: See “Index to Exhibits” immediately preceding the signature page of this Annual Report on Form 10-K.
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

4.2	Form of Indenture (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 (File No. 333-265136) filed with the SEC on May 23, 2022)
4.3	Form of Debt Security (included in Exhibit 4.2)
10.1†	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-234731) filed with the SEC on November 15, 2019)
10.2†
Reynolds Consumer Products Inc. Equity Incentive Plan (incorporated herein by reference to Exhibit 99 to the Company’s Registration Statement on Form S-8 (File No. 333-236204) filed with the SEC on January 31, 2020)

10.3†
Reynolds Consumer Products Inc. Equity Incentive Plan, as amended and restated effective January 27, 2022 (incorporated herein by reference to Exhibit 10.3 to the Company's Annual Report on Form 10-K filed with the SEC on February 9, 2022)

10.4†
Form of Restricted Stock Unit Award Letter (incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-234731) filed with the SEC on November 15, 2019)

10.5†
Form of Restricted Stock Award Letter (incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-234731) filed with the SEC on November 15, 2019)

10.6†
Form of Restricted Stock Unit Award Agreement under the Equity Incentive Plan (incorporated herein by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K filed with the SEC on February 9, 2022)

10.7†
Form of Performance Share Unit Award Agreement under the Equity Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Company's Annual Report on Form 10-K filed with the SEC on February 9, 2022)

10.8†
Form of Performance Share Unit Award Letter (incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-234731) filed with the SEC on November 15, 2019)

10.9†
Employment Agreement, dated July 8, 2019, between Reynolds Consumer Products LLC and Lance Mitchell (incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-234731) filed with the SEC on November 15, 2019)

10.10†
Employment Agreement, dated July 8, 2019, between Reynolds Consumer Products LLC and Michael Graham (incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-234731) filed with the SEC on November 15, 2019)

10.11†
Employment Agreement, dated July 8, 2019, between Reynolds Consumer Products LLC and Craig Cappel (incorporated herein by reference to Exhibit 10.8 to the Company’s Registration Statement on Form S-1 (File No. 333-234731) filed with the SEC on November 15, 2019)

10.12†
Employment Agreement, dated July 29, 2019, between Reynolds Consumer Products LLC and Rachel Bishop (incorporated herein by reference to Exhibit 10.29 to the Company’s Registration Statement on Form S-1 (File No. 333-234731) filed with the SEC on January 28, 2020)

10.13†
Employment Agreement, dated July 8, 2019, between Reynolds Consumer Products LLC and Judith Buckner (incorporated herein by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K filed with the SEC on February 9, 2022)

10.14*†	Employment Agreement, dated February 28, 2022, between Reynolds Consumer Products LLC and Lisa Smith
10.15*†	Amended and Restated Employment Agreement, dated May 31, 2022, between Reynolds Consumer Products LLC and Michael Graham
10.16*†	Amended and Restated Employment Agreement, dated May 31, 2022, between Reynolds Consumer Products LLC and Craig Cappel
10.17*†	Amended and Restated Employment Agreement, dated May 31, 2022, between Reynolds Consumer Products LLC and Rachel Bishop
10.18*†	Amended and Restated Employment Agreement, dated May 31, 2022 between Reynolds Consumer Products LLC and Judith Buckner

10.19
Master Supply Agreement, dated November 1, 2019, between Reynolds Consumer Products LLC, as Seller, and Pactiv LLC, as Buyer (incorporated herein by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (File No. 333-234731) filed with the SEC on November 15, 2019)

10.20
Master Supply Agreement, dated November 1, 2019, between Pactiv LLC, as Seller, and Reynolds Consumer Products LLC, as Buyer (incorporated herein by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (File No. 333-234731) filed with the SEC on November 15, 2019)

10.21
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

10.23	Tax Matters Agreement, dated February 4, 2020 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 4, 2020)
10.24
Registration Rights Agreement, dated February 4, 2020, between Packaging Finance Limited and Reynolds Consumer Products Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 4, 2020)

10.25
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
*Filed herewith.
†Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

REYNOLDS CONSUMER PRODUCTS INC.
(Registrant)

By:	/s/ Lance Mitchell
Lance Mitchell
Chief Executive Officer
February 8, 2023
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

Signature	Title	Date

/s/ Lance Mitchell	Chief Executive Officer and Director (Principal Executive Officer)	February 8, 2023
Lance Mitchell

/s/ Michael Graham	Chief Financial Officer (Principal Financial Officer)	February 8, 2023
Michael Graham

/s/ Chris Mayrhofer	Senior Vice President and Controller (Principal Accounting Officer)	February 8, 2023
Chris Mayrhofer

/s/ Richard Noll	Director and Chairman of the Board of Directors	February 8, 2023
Richard Noll

/s/ Gregory Cole	Director	February 8, 2023
Gregory Cole

/s/ Helen Golding	Director	February 8, 2023
Helen Golding

/s/ Marla Gottschalk	Director	February 8, 2023
Marla Gottschalk

/s/ Allen Hugli	Director	February 8, 2023
Allen Hugli

/s/ Ann Ziegler	Director	February 8, 2023
Ann Ziegler