Form 10-Q
period 2023-03-31
Reynolds Consumer Products Inc.
filed 2023-05-10
CIK 1786431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________________________________________________________________
FORM 10-Q
_______________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from __________ to __________
Commission File Number: 001-39205
_______________________________________________________________________________________
REYNOLDS CONSUMER PRODUCTS INC.
(Exact name of Registrant as specified in its charter)
_______________________________________________________________________________________

Delaware	45-3464426
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)
1900 W. Field Court
Lake Forest, Illinois 60045
(Address of principal executive offices) (Zip Code)
Telephone: (800) 879-5067
(Registrant’s telephone number, including area code)
_______________________________________________________________________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 28, 2023, the registrant had 210,008,966 shares of common stock, $0.001 par value per share, outstanding.

i

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential” or “continue,” the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including those risks and uncertainties discussed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022 and as updated in our Quarterly Reports on Form 10-Q. You should specifically consider the numerous risks outlined in those “Risk Factors” sections. These risks and uncertainties include factors related to:
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
•impacts from inflationary trends;
•difficulty meeting our sales growth objectives and innovation goals; and
•changes in market interest rates.
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
Additional information about these factors and about the material factors or assumptions underlying such forward-looking statements is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022, which was filed on February 8, 2023, under Part I, Item 1A. “Risk Factors” and as updated in our Quarterly Reports on Form 10-Q.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Reynolds Consumer Products Inc.
Condensed Consolidated Statements of Income
(in millions, except for per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Net revenues	$852	$818
Related party net revenues	22	27
Total net revenues	874	845
Cost of sales	(719)	(677)
Gross profit	155	168
Selling, general and administrative expenses	(105)	(83)
Other income (expense), net	2	(5)
Income from operations	52	80
Interest expense, net	(29)	(12)
Income before income taxes	23	68
Income tax expense	(6)	(16)
Net income	$17	$52

Earnings per share:
Basic	$0.08	$0.25
Diluted	$0.08	$0.25

Weighted average shares outstanding:
Basic	209.9	209.8
Effect of dilutive securities	—	—
Diluted	209.9	209.8

See accompanying notes to the condensed consolidated financial statements.

Reynolds Consumer Products Inc.
Condensed Consolidated Statements of Comprehensive Income
(in millions)
(Unaudited)

	For the Three Months Ended March 31,
	2023	2022
Net income	$17	$52
Other comprehensive (loss) income, net of income taxes:
Employee benefit plans	(1)	—
Interest rate derivatives	(12)	7
Other comprehensive (loss) income, net of income taxes	(13)	7
Comprehensive income	$4	$59

See accompanying notes to the condensed consolidated financial statements.

Reynolds Consumer Products Inc.
Condensed Consolidated Balance Sheets
(in millions, except for per share data)

	(Unaudited) As of March 31, 2023	As of December 31, 2022
Assets
Cash and cash equivalents	$50	$38
Accounts receivable (net of allowance for doubtful accounts of $1 and $1)	342	348
Other receivables	3	15
Related party receivables	18	7
Inventories	682	722
Other current assets	38	41
Total current assets	1,133	1,171
Property, plant and equipment (net of accumulated depreciation of $842 and $821)	714	722
Operating lease right-of-use assets, net	62	65
Goodwill	1,879	1,879
Intangible assets, net	1,023	1,031
Other assets	54	61
Total assets	$4,865	$4,929
Liabilities
Accounts payable	$230	$252
Related party payables	65	46
Current portion of long-term debt	25	25
Current operating lease liabilities	15	14
Income taxes payable	25	14
Accrued and other current liabilities	130	145
Total current liabilities	490	496
Long-term debt	2,061	2,066
Long-term operating lease liabilities	49	53
Deferred income taxes	354	365
Long-term postretirement benefit obligation	34	34
Other liabilities	52	47
Total liabilities	$3,040	$3,061
Commitments and contingencies (Note 7)
Stockholders’ equity
Common stock, $0.001 par value; 2,000 shares authorized; 210 shares issued and outstanding	—	—
Additional paid-in capital	1,386	1,385
Accumulated other comprehensive income	39	52
Retained earnings	400	431
Total stockholders' equity	1,825	1,868
Total liabilities and stockholders' equity	$4,865	$4,929

See accompanying notes to the condensed consolidated financial statements.

Reynolds Consumer Products Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in millions, except for per share data)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
Balance as of December 31, 2021	$—	$1,381	$365	$10	$1,756
Net income	—	—	52	—	52
Other comprehensive income, net of income taxes	—	—	—	7	7
Dividends ($0.23 per share declared and paid)	—	—	(48)	—	(48)
Other	—	—	—	—	—
Balance as of March 31, 2022	$—	$1,381	$369	$17	$1,767

Balance as of December 31, 2022	$—	$1,385	$431	$52	$1,868
Net income	—	—	17	—	17
Other comprehensive loss, net of income taxes	—	—	—	(13)	(13)
Dividends ($0.23 per share declared and paid)	—	—	(48)	—	(48)
Other	—	1	—	—	1
Balance as of March 31, 2023	$—	$1,386	$400	$39	$1,825

See accompanying notes to the condensed consolidated financial statements.

Reynolds Consumer Products Inc.
Condensed Consolidated Statements of Cash Flows
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2023	2022
Cash provided by operating activities
Net income	$17	$52
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	30	28
Deferred income taxes	(9)	(4)
Stock compensation expense	3	2
Change in assets and liabilities:
Accounts receivable, net	6	(6)
Other receivables	12	3
Related party receivables	(11)	(1)
Inventories	40	(64)
Accounts payable	(15)	5
Related party payables	19	3
Income taxes payable / receivable	12	20
Accrued and other current liabilities	(15)	(18)
Other assets and liabilities	(1)	(1)
Net cash provided by operating activities	88	19
Cash used in investing activities
Acquisition of property, plant and equipment	(22)	(28)
Net cash used in investing activities	(22)	(28)
Cash used in financing activities
Repayment of long-term debt	(6)	(6)
Dividends paid	(48)	(48)
Net cash used in financing activities	(54)	(54)
Net increase (decrease) in cash and cash equivalents	12	(63)
Cash and cash equivalents at beginning of period	38	164
Cash and cash equivalents at end of period	$50	$101

Cash paid:
Interest	28	10

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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2022, and should be read in conjunction with the disclosures therein. In our opinion, these interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to state fairly the financial condition, results of operations and cash flows for the periods presented. Operating results for interim periods are not necessarily indicative of annual operating results.
In March 2023, we initiated a voluntary Supply Chain Finance program (the "SCF") with a global financial institution (the "SCF Bank"). Under the SCF, qualifying suppliers may elect to sell their receivables from us to the SCF Bank. These participating suppliers negotiate their receivables sales arrangements directly with the SCF Bank. We are not party to those agreements, nor do we provide any security or other forms of guarantees to the SCF Bank. The participation in the program is at the sole discretion of the supplier, we have no economic interest in a supplier's decision to enter into the agreement and have no direct financial relationship with SCF Bank, as it relates to the SCF. Once a qualifying supplier elects to participate in the SCF and reaches an agreement with the SCF Bank, they elect which individual invoices they sell to the SCF Bank. The terms of our payment obligations are not impacted by a supplier's participation in the SCF and as such, the SCF has no direct impact on our balance sheets, cash flows, or liquidity. Amounts due to suppliers who voluntarily participate in the SCF are included in accounts payable in our condensed consolidated balance sheet and our payments made under the SCF are reflected as an operating cash flow in the condensed consolidated statement of cash flows. As of March 31, 2023, there were no obligations outstanding that we have confirmed as valid under the SCF.

Note 2 – New Accounting Standards
Recently Adopted Accounting Guidance:
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, and subsequently in January 2021, FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, both of which provide optional expedients and exceptions to applying the guidance on contract modifications, hedge accounting, and other transactions, to simplify the accounting for transitioning from the London Interbank Offered Rate ("LIBOR"), and other interbank offered rates expected to be discontinued, to alternative reference rates. Each of these ASUs were effective upon its issuance and could be applied prospectively through December 31, 2022. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which amended the sunset date of the guidance in Topic 848 to December 31, 2024 from December 31, 2022. We adopted the standards as of January 1, 2023. As a result of the planned phase out of the LIBOR as a reference rate and adoption of ASU 2020-04 and ASU 2021-01, we have amended our Credit Agreement and interest rate swaps and applied practical expedients under the guidance. The adoption did not have a material impact on our condensed consolidated financial statements.

In September 2022, FASB issued ASU 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. These amendments require disclosure of the key terms of outstanding supplier finance programs and a rollforward of the related obligations. These amendments are effective for fiscal years beginning after December 31, 2022, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 31, 2023. We adopted the standard as of January 1, 2023. The adoption relates to disclosure only, and does not have an impact on our condensed consolidated financial statements.
Note 3 – Inventories
Inventories consisted of the following:

	March 31, 2023	December 31, 2022
	(in millions)
Raw materials	$201	$215
Work in progress	80	81
Finished goods	355	383
Spare parts	46	43
Inventories	$682	$722

Note 4 – Debt
Long-term debt consisted of the following:

	March 31, 2023	December 31, 2022
	(in millions)
Term loan facility	$2,101	$2,107
Deferred financing transaction costs	(13)	(14)
Original issue discounts	(2)	(2)
	2,086	2,091
Less: current portion	(25)	(25)
Long-term debt	$2,061	$2,066

External Debt Facilities
In February 2020, we entered into external debt facilities (“External Debt Facilities”), which consist of (i) a $2,475 million senior secured term loan facility (“Term Loan Facility”); and (ii) a $250 million senior secured revolving credit facility (“Revolving Facility”). In February 2023 we amended the External Debt Facilities (as amended, the "Amended External Debt Facilities") which replaced the interest rate benchmark from the LIBOR to the Secured Overnight Financing Rate ("SOFR"). Other than the foregoing, the material terms of the External Debt Facilities remain unchanged, and our election to use practical expedients under ASU 2020-04 and ASU 2021-01, as described in Note 2 - New Accounting Standards, resulted in no material impacts on our condensed consolidated financial statements.
Borrowings under the Amended External Debt Facilities bear interest at a rate per annum equal to, at our option, either a base rate plus an applicable margin of 0.75% or SOFR plus an applicable margin of 1.75%. During September 2020, May 2022 and August 2022, we entered into a series of interest rate swaps to hedge a portion of the interest rate exposure resulting from these borrowings. In conjunction with the amendment of our External Debt Facilities, we amended the outstanding interest rate swaps to replace the interest rate benchmark from the LIBOR to SOFR. Refer to Note 5 – Financial Instruments for further details.

The Amended External Debt Facilities contain a springing financial covenant requiring compliance with a ratio of first lien net indebtedness to consolidated EBITDA, applicable solely to the Revolving Facility. The financial covenant is tested on the last day of any fiscal quarter only if the aggregate principal amount of borrowings under the Revolving Facility and drawn but unreimbursed letters of credit exceed 35% of the total amount of commitments under the Revolving Facility on such day. We are currently in compliance with the covenants contained in our Amended External Debt Facilities.
If an event of default occurs, the lenders under the Amended External Debt Facilities are entitled to take various actions, including the acceleration of amounts due under the Amended External Debt Facilities and all actions permitted to be taken by secured creditors.
Term Loan Facility
The Term Loan Facility matures in February 2027. The Term Loan Facility amortizes in equal quarterly installments of $6 million, which commenced in June 2020, with the balance payable on maturity.
Revolving Facility
The Revolving Facility matures in February 2025 and includes a sub-facility for letters of credit. As of March 31, 2023, we had no outstanding borrowings under the Revolving Facility, and we had $7 million of letters of credit outstanding, which reduces the borrowing capacity under the Revolving Facility.
Fair Value of Our Long-Term Debt
The fair value of our long-term debt as of March 31, 2023, which is a Level 2 fair value measurement, approximates the carrying value due to the variable market interest rate and the stability of our credit profile.
Note 5 - Financial Instruments
Interest Rate Derivatives
During 2020 and 2022, we entered into a series of interest rate swaps to fix the LIBOR of our External Debt Facilities. In February 2023, we amended our interest rate swaps to replace the interest rate benchmark from the LIBOR to SOFR. Other than the foregoing, the material terms of the interest rate swap agreements remained unchanged, and our election to use practical expedients under ASUs 2020-04 and 2021-01, as described in Note 2 - New Accounting Standards, resulted in no material impacts on our condensed consolidated financial statements. After the amendments, the aggregate notional amount of the interest rate swaps still in effect as of March 31, 2023 was $1,150 million, and the SOFR is fixed at an annual rate of 0.40% to 3.40% (for an annual effective interest rate of 2.15% to 5.15%, including margin).
The interest rate swaps outstanding as of March 31, 2023 hedge a portion of the interest rate exposure resulting from our Term Loan Facility for periods ranging from two to three years. We classified these instruments as cash flow hedges. The effective portion of the gain or loss on the open hedging instrument is recorded in accumulated other comprehensive income and is reclassified into earnings as interest expense, net when settled. The associated asset or liability on the open hedges is recorded at its fair value in other assets or other liabilities, as applicable. The fair value of the interest rate swaps was determined using a discounted cash flow method based on market-based swap yield curves, taking into account current interest rates, and is classified as Level 2 within the fair value hierarchy.
The following table provides the notional amounts, the annual rates, the weighted average annual effective rates, and the fair value of our interest rate derivatives:

(In millions)	Notional Amount	Annual Rate	Weighted Average Annual Effective Rate	Fair Value - Other Current Assets	Fair Value - Other Assets
As of March 31, 2023	$1,150	2.15% to 5.15%	4.38%	$23	$9
As of December 31, 2022(1)	$1,150	2.19% to 5.19%	4.42%	$25	$23

(1)Based on the interest rate swaps prior to the amendments entered into in February 2023, which is based on the LIBOR as of December 31, 2022.

Note 6 – Stock-based Compensation
Our equity incentive plan was established in 2020, for purposes of granting stock-based compensation awards to certain members of our senior management, our non-executive directors and to certain employees, to incentivize their performance and align their interests with ours. We have granted restricted stock units ("RSUs") to certain employees and non-employee directors that have a service-based vesting condition. In addition, we have granted performance stock units (“PSUs”) to certain members of management that have a performance-based vesting condition. We account for forfeitures of outstanding but unvested grants in the period they occur. A maximum of 10.5 million shares of common stock were initially available for issuance under equity incentive awards granted pursuant to the plan. In the three months ended March 31, 2023, 0.2 million RSUs and 0.2 million PSUs were granted.

As of March 31, 2023, there were stock-based compensation awards representing 0.8 million shares outstanding compared to 0.4 million shares outstanding as of December 31, 2022. Stock-based compensation expense was $3 million for the three months ended March 31, 2023 compared to $2 million for the three months ended March 31, 2022.
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
As of March 31, 2023, there were no legal proceedings pending other than those for which we have determined that the possibility of a material outflow is remote.
Note 8 – Accumulated Other Comprehensive Income
The following table summarizes the changes in our balances of each component of accumulated other comprehensive income.

(In millions)	Currency Translation Adjustments	Employee Benefit Plans	Interest Rate Derivatives	Accumulated Other Comprehensive Income
Balance as of December 31, 2021	$(6)	$12	$4	$10
Gain arising during the period	—	—	9	9
Reclassification to earnings	—	—	—	—
Effect of deferred taxes	—	—	(2)	(2)
Balance as of March 31, 2022	$(6)	$12	$11	$17

Balance as of December 31, 2022	$(7)	$23	$36	$52
Loss arising during the period	—	—	(10)	(10)
Reclassification to earnings	—	(1)	(6)	(7)
Effect of deferred taxes	—	—	4	4
Balance as of March 31, 2023	(7)	22	24	39

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
Transactions between segments are at negotiated prices.

	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Segment Total	Unallocated(1)	Total
Three Months Ended March 31, 2023	(in millions)
Net revenues	$283	$230	$224	$141	$878	$(4)	$874
Intersegment revenues	—	3	—	3	6	(6)	—
Total segment net revenues	283	233	224	144	884	(10)	874
Adjusted EBITDA	4	55	30	19	108
Depreciation and amortization	7	5	4	5	21	9	30

	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Segment Total	Unallocated(1)	Total
Three Months Ended March 31, 2022	(in millions)
Net revenues	$268	$226	$210	$140	$844	$1	$845
Intersegment revenues	—	2	—	1	3	(3)	—
Total segment net revenues	268	228	210	141	847	(2)	845
Adjusted EBITDA	28	45	23	19	115
Depreciation and amortization	6	4	4	5	19	9	28

Segment assets consisted of the following:

	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Segment Total	Unallocated(1)	Total
	(in millions)
As of March 31, 2023	$639	$293	$227	$257	$1,416	$3,449	$4,865
As of December 31, 2022	646	314	226	274	1,460	3,469	4,929

(1)Unallocated includes the elimination of intersegment revenues, other revenue adjustments and certain corporate costs, depreciation and amortization and assets not allocated to segments. Unallocated assets are comprised of cash, accounts receivable, other receivables, entity-wide property, plant and equipment, entity-wide operating lease right-of-use assets, goodwill, intangible assets, related party receivables and other assets.
The following table presents a reconciliation of segment Adjusted EBITDA to GAAP income before income taxes:

	Three Months Ended March 31,
	2023	2022
	(in millions)
Segment Adjusted EBITDA	$108	$115
Corporate / unallocated expenses	(26)	(3)
	82	112
Adjustments to reconcile to GAAP income before income taxes
Depreciation and amortization	(30)	(28)
Interest expense, net	(29)	(12)
IPO and separation-related costs	—	(4)
Consolidated GAAP income before income taxes	$23	$68

Information in Relation to Products
Net revenues by product line are as follows:

	Three Months Ended March 31,
	2023	2022
	(in millions)
Waste and storage products (1)	$377	$369
Cooking products	283	268
Tableware	224	210
Unallocated	(10)	(2)
Net revenues	$874	$845

(1)Waste and storage products are comprised of our Hefty Waste & Storage and Presto Products segments.
Our different product lines are generally sold to a common group of customers. For all product lines, there is a relatively short time period between the receipt of the order and the transfer of control over the goods to the customer.

Note 10 – Related Party Transactions
Packaging Finance Limited (“PFL”) owns the majority of our outstanding common stock and owns the majority of the outstanding common stock of Pactiv Evergreen Inc. and its subsidiaries (“PEI Group”). We sell and purchase various goods and services with PEI Group under contractual arrangements that expire over a variety of periods through December 31, 2027. During the three months ended March 31, 2023, we amended these contractual arrangements with PEI Group, which, among other things, extended the expiration date for certain arrangements. Transactions between us and PEI Group are described below.
For the three months ended March 31, 2023, revenues from products sold to PEI Group were $22 million, compared to $27 million in the comparable prior year period. For the three months ended March 31, 2023, products purchased from PEI Group were $106 million, compared to $93 million in the comparable prior year period. For the three months ended March 31, 2023, PEI Group charged us freight and warehousing costs of $9 million, compared to $14 million in the comparable prior year period, which were included in cost of sales. The resulting related party receivables and payables are settled regularly in the normal course of business.
Furthermore, $36 million of the dividends paid during each of the three months ended March 31, 2023 and March 31, 2022, were paid to PFL.

Note 11 – Subsequent Events

Quarterly Cash Dividend

On April 27, 2023, our Board of Directors approved a cash dividend of $0.23 per common share to be paid on May 31, 2023 to shareholders of record on May 17, 2023.

Except as described above, there have been no events subsequent to March 31, 2023 which would require accrual or disclosure in these condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Our management’s discussion and analysis is intended to help the reader understand our results of operations and financial condition and is provided as an addition to, and should be read in connection with, our condensed consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q and our consolidated financial statements and the accompanying notes contained in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
We manage our operations in four operating and reportable segments: Reynolds Cooking & Baking, Hefty Waste & Storage, Hefty Tableware and Presto Products:
•Reynolds Cooking & Baking: Through our Reynolds Cooking & Baking segment, we produce branded and store brand aluminum foil, disposable aluminum pans, parchment paper, freezer paper, wax paper, butcher paper, plastic wrap, baking cups, oven bags and slow cooker liners. Our branded products are sold under the Reynolds Wrap, Reynolds KITCHENS and EZ Foil brands in the United States and selected international markets, under the ALCAN brand in Canada and under the Diamond brand outside of North America. With our flagship Reynolds Wrap products, we hold the #1 market position in the U.S. consumer foil market measured by retail sales and volume. We have no significant branded competitor in this market. Reynolds is one of the most recognized household brands in the United States and has been the top trusted brand in the consumer foil market for over 75 years, with greater than 50% market share in most of its categories.
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

Overview
Total net revenues increased 3% in the three months ended March 31, 2023 compared to the same period in 2022. The revenue increase was primarily due to pricing actions taken in response to increased material and manufacturing costs, partially offset by lower volume.
During the three months ended March 31, 2023, our earnings declined as anticipated increases in material and manufacturing costs in the Reynolds Cooking & Baking business, as well as higher personnel costs, professional fees and advertising costs, were partially offset by gross profit increases in the rest of our business. In addition, net income was negatively impacted by higher interest costs due to increased interest rates.
Non-GAAP Measures
In this Quarterly Report on Form 10-Q we use the non-GAAP financial measures “Adjusted EBITDA”, “Adjusted Net Income” and “Adjusted Diluted Earnings Per Share" ("Adjusted EPS”), which are measures adjusted for the impact of specified items and are not in accordance with GAAP.
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
The following table presents a reconciliation of our net income, the most directly comparable GAAP financial measure, to Adjusted EBITDA:

	Three Months Ended March 31,
	2023	2022
	(in millions)
Net income – GAAP	$17	$52
Income tax expense	6	16
Interest expense, net	29	12
Depreciation and amortization	30	28
IPO and separation-related costs ⁽¹⁾	—	4
Adjusted EBITDA (Non-GAAP)	$82	$112

(1)Reflects costs related to the IPO process, as well as costs related to our separation to operate as a stand-alone public company. These costs are included in Other income (expense), net in our condensed consolidated statements of income.

The following tables present reconciliations of our net income and diluted EPS, the most directly comparable GAAP financial measures, to Adjusted Net Income and Adjusted EPS:

	Three Months Ended March 31, 2023			Three Months Ended March 31, 2022
(in millions, except for per share data)	Net Income	Diluted Shares	Diluted EPS	Net Income	Diluted Shares	Diluted EPS
As Reported - GAAP	$17	210	$0.08	$52	210	$0.25
Adjustments:
IPO and separation-related costs ⁽¹⁾	—	210	—	3	210	0.01
Adjusted (Non-GAAP)	$17	210	$0.08	$55	210	$0.26

(1)Amount is after tax, calculated using a tax rate of 24.3% for the three months ended March 31, 2022 which was our effective tax rate for the period presented.

Results of Operations – Three Months Ended March 31, 2023
The following discussion should be read in conjunction with our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Detailed comparisons of revenue and results are presented in the discussions of the operating segments, which follow our consolidated results discussion.
Aggregation of Segment Revenue and Adjusted EBITDA

(in millions)	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Unallocated⁽[1]⁾	Total Reynolds Consumer Products
Net revenues for the three months ended March 31:
2023	$283	$233	$224	$144	$(10)	$874
2022	268	228	210	141	(2)	845
Adjusted EBITDA(2) for the three months ended March 31:
2023	$4	$55	$30	$19	$(26)	$82
2022	28	45	23	19	(3)	112

(1)The unallocated net revenues include elimination of intersegment revenues and other revenue adjustments. The unallocated Adjusted EBITDA represents the combination of corporate expenses which are not allocated to our segments and other unallocated revenue adjustments.
(2)Adjusted EBITDA is a non-GAAP measure. See "Non-GAAP Measures" for details, including a reconciliation between net income and Adjusted EBITDA.

Three Months Ended March 31, 2023 Compared with the Three Months Ended March 31, 2022
Total Reynolds Consumer Products

	For the Three Months Ended March 31,
(in millions, except for %)	2023	% of Revenue	2022	% of Revenue	Change	% Change
Net revenues	$852	97%	$818	97%	$34	4%
Related party net revenues	22	3%	27	3%	(5)	(19)%
Total net revenues	874	100%	845	100%	29	3%
Cost of sales	(719)	(82)%	(677)	(80)%	(42)	(6)%
Gross profit	155	18%	168	20%	(13)	(8)%
Selling, general and administrative expenses	(105)	(12)%	(83)	(10)%	(22)	(27)%
Other income (expense), net	2	—%	(5)	(1)%	7	NM %
Income from operations	52	6%	80	9%	(28)	(35)%
Interest expense, net	(29)	(3)%	(12)	(1)%	(17)	(142)%
Income before income taxes	23	3%	68	8%	(45)	(66)%
Income tax expense	(6)	(1)%	(16)	(2)%	10	63%
Net income	$17	2%	$52	6%	$(35)	(67)%
Adjusted EBITDA ⁽¹⁾	$82	9%	$112	13%	$(30)	(27)%
_________________________________________
NM - Percentage change is not meaningful.
(1)Adjusted EBITDA is a non-GAAP measure. See “Non-GAAP Measures” for details, including a reconciliation between net income and Adjusted EBITDA.
Components of Change in Net Revenues for the Three Months Ended March 31, 2023 vs. the Three Months Ended March 31, 2022

	Price	Volume/Mix	Total
Reynolds Cooking & Baking	3%	3%	6%
Hefty Waste & Storage	6%	(4)%	2%
Hefty Tableware	13%	(6)%	7%
Presto Products	—%	2%	2%
Total RCP	5%	(2)%	3%

Total Net Revenues. Total net revenues increased by $29 million, or 3%, to $874 million. The increase was primarily driven by higher pricing as a result of pricing actions taken in response to increased material and manufacturing costs, partially offset by lower volume.

Cost of Sales. Cost of sales increased by $42 million, or 6%, to $719 million. The increase was primarily driven by increases in material and manufacturing costs, partially offset by lower logistics costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $22 million, or 27%, to $105 million, primarily due to higher personnel costs, professional fees and advertising costs.

Other Income (Expense), Net. Other income, net was $2 million in the three months ended March 31, 2023 compared to other expense, net of $5 million in the three months ended March 31, 2022. The change was primarily due to IPO and separation-related costs in the prior year that did not reoccur in the current year.

Interest Expense, Net. Interest expense, net increased by $17 million, or 142%, to $29 million. The increase was primarily due to higher interest rates.

Income Tax Expense. We recognized income tax expense of $6 million on income before income taxes of $23 million (an effective tax rate of 24.9%) for the three months ended March 31, 2023 compared to income tax expense of $16 million on income before income taxes of $68 million (an effective tax rate of 24.3%) for the three months ended March 31, 2022.

Adjusted EBITDA. Adjusted EBITDA decreased by $30 million, or 27%, to $82 million. The decrease in Adjusted EBITDA was primarily due to higher material and manufacturing costs, as well as higher selling, general and administrative expenses. This was partially offset by the timing of pricing actions to recover the increased material and manufacturing costs, as well as lower logistics costs.
Segment Information
Reynolds Cooking & Baking

	For the Three Months Ended March 31,
(in millions, except for %)	2023	2022	Change	% Change
Total segment net revenues	$283	$268	$15	6%
Segment Adjusted EBITDA	4	28	(24)	(86)%
Segment Adjusted EBITDA Margin	1%	10%

Total Segment Net Revenues. Reynolds Cooking & Baking total segment net revenues increased by $15 million, or 6%, to $283 million. The increase in net revenues was primarily due to higher pricing due to pricing actions taken in response to increased material and manufacturing costs, as well as higher volume.
Adjusted EBITDA. Reynolds Cooking & Baking Adjusted EBITDA decreased by $24 million, or 86%, to $4 million. The decrease in Adjusted EBITDA was primarily driven by higher material and manufacturing costs, slightly offset by the timing of pricing actions to recover the increased material and manufacturing costs and higher volume.
Hefty Waste & Storage

	For the Three Months Ended March 31,
(in millions, except for %)	2023	2022	Change	% Change
Total segment net revenues	$233	$228	$5	2%
Segment Adjusted EBITDA	55	45	10	22%
Segment Adjusted EBITDA Margin	24%	20%

Total Segment Net Revenues. Hefty Waste & Storage total segment net revenues increased $5 million, or 2%, to $233 million. The increase in net revenues was primarily due to higher pricing due to pricing actions taken in response to increased material and manufacturing costs, partially offset by lower volume.
Adjusted EBITDA. Hefty Waste & Storage Adjusted EBITDA increased by $10 million, or 22%, to $55 million. The increase in Adjusted EBITDA was primarily driven by higher pricing due to the timing of pricing actions taken in response to increased material and manufacturing costs, partially offset by higher advertising costs.
Hefty Tableware

	For the Three Months Ended March 31,
(in millions, except for %)	2023	2022	Change	% Change
Total segment net revenues	$224	$210	$14	7%
Segment Adjusted EBITDA	30	23	7	30%
Segment Adjusted EBITDA Margin	13%	11%

Total Segment Net Revenues. Hefty Tableware total segment net revenues increased by $14 million, or 7%, to $224 million. The increase in net revenues was primarily due to higher pricing due to pricing actions taken in response to increased material and manufacturing costs, partially offset by lower volume.

Adjusted EBITDA. Hefty Tableware Adjusted EBITDA increased by $7 million, or 30%, to $30 million. The increase in Adjusted EBITDA was primarily driven by higher pricing due to the timing of pricing actions taken in response to increased material and manufacturing costs, partially offset by increases in material and manufacturing costs.
Presto Products

	For the Three Months Ended March 31,
(in millions, except for %)	2023	2022	Change	% Change
Total segment net revenues	$144	$141	$3	2%
Segment Adjusted EBITDA	19	19	—	—%
Segment Adjusted EBITDA Margin	13%	13%

Total Segment Net Revenues. Presto Products total segment net revenues increased by $3 million, or 2%, to $144 million. The increase in net revenues was primarily due to increased volume.
Adjusted EBITDA. Presto Products Adjusted EBITDA was flat with the prior year period as the impact of higher volume was offset by increased manufacturing costs.
Liquidity and Capital Resources
Our principal sources of liquidity are existing cash and cash equivalents, cash generated from operating activities and available borrowings under the Revolving Facility.
The following table discloses our cash flows for the periods presented:

	For the Three Months Ended March 31,
(in millions)	2023	2022
Net cash provided by operating activities	$88	$19
Net cash used in investing activities	$(22)	$(28)
Net cash used in financing activities	$(54)	$(54)
Increase (decrease) in cash and cash equivalents	$12	$(63)

Cash provided by operating activities
Net cash from operating activities increased by $69 million to $88 million in the three months ended March 31, 2023. The increase was primarily driven by the benefit from working capital initiatives, partially offset by lower net income.
Cash used in investing activities
Net cash used in investing activities decreased by $6 million to $22 million. The decrease was driven primarily by decreased cash outlays for capital expenditures.
Cash used in financing activities
Net cash used in financing activities remained flat.
External Debt Facilities
In February 2020, we entered into the External Debt Facilities which consist of a $2,475 million Term Loan Facility and a Revolving Facility that provides for additional borrowing capacity of up to $250 million, reduced by amounts used for letters of credit. In February 2023, we amended the External Debt Facilities ("Amended External Debt Facilities") which replaced the benchmark from the London Interbank Offered Rate ("LIBOR") to the Secured Overnight Financing Rate ("SOFR"). Other than the foregoing, the material terms of the agreement remained unchanged.

As of March 31, 2023, the outstanding balance under the Term Loan Facility was $2,101 million. As of March 31, 2023, we had no outstanding borrowings under the Revolving Facility, and we had $7 million of letters of credit outstanding, which reduces the borrowing capacity under the Revolving Facility.
The borrower under the Amended External Debt Facilities is Reynolds Consumer Products LLC (the “Borrower”). The Revolving Facility includes a sub-facility for letters of credit. In addition, the Amended External Debt Facilities provide that the Borrower has the right at any time, subject to customary conditions, to request incremental term loans or incremental revolving credit commitments in amounts and on terms set forth therein. The lenders under the Amended External Debt Facilities are not under any obligation to provide any such incremental loans or commitments, and any such addition of or increase in loans is subject to certain customary conditions precedent and other provisions.
Interest rate and fees
Borrowings under the Amended External Debt Facilities bear interest at a rate per annum equal to, at our option, either a base rate plus an applicable margin of 0.75% or SOFR plus an applicable margin of 1.75%.
During 2020 and 2022, we entered into a series of interest rate swaps to fix the LIBOR of our External Debt Facilities. On February 28, 2023, we amended our interest rate swaps to replace the interest rate benchmark from the LIBOR to SOFR. Other than the foregoing, the material terms of the interest rate swap agreements remained unchanged, and our election to use practical expedients under ASUs 2020-04 and 2021-01 resulted in no material impacts on the condensed consolidated financial statements. After the amendments, the aggregate notional amount of our interest rate swaps still in effect as of March 31, 2023 was $1,150 million, and the SOFR is fixed at an annual rate of 0.40% to 3.40% (for an annual effective interest rate of 2.15% to 5.15%, including margin). These interest rate swaps hedge a portion of the interest rate exposure resulting from our Term Loan Facility for periods ranging from two to three years.
Prepayments
The Term Loan Facility contains customary mandatory prepayments, including with respect to excess cash flow, asset sale proceeds and proceeds from certain incurrences of indebtedness.
The Borrower may voluntarily repay outstanding loans under the Term Loan Facility at any time without premium or penalty, other than customary breakage costs with respect to SOFR based loans.
Amortization and maturity
The Term Loan Facility matures in February 2027. The Term Loan Facility amortizes in equal quarterly installments of $6 million, which commenced in June 2020, with the balance payable on maturity. The Revolving Facility matures in February 2025.
Guarantee and security
All obligations under the Amended External Debt Facilities and certain hedge agreements and cash management arrangements provided by any lender party to the Amended External Debt Facilities or any of its affiliates and certain other persons are unconditionally guaranteed by Reynolds Consumer Products Inc. (“RCPI”), the Borrower (with respect to hedge agreements and cash management arrangements not entered into by the Borrower) and certain of RCPI’s existing and subsequently acquired or organized direct or indirect material wholly-owned U.S. restricted subsidiaries, with customary exceptions including, among other things, where providing such guarantees is not permitted by law, regulation or contract or would result in material adverse tax consequences.
All obligations under the Amended External Debt Facilities and certain hedge agreements and cash management arrangements provided by any lender party to the Amended External Debt Facilities or any of its affiliates and certain other persons, and the guarantees of such obligations, are secured, subject to permitted liens and other exceptions, by: (i) a perfected first-priority pledge of all the equity interests of each wholly-owned material restricted subsidiary of RCPI, the Borrower or a subsidiary guarantor, including the equity interests of the Borrower (limited to 65% of voting stock in the case of first-tier non-U.S. subsidiaries of RCPI, the Borrower or any subsidiary guarantor) and (ii) perfected first-priority security interests in substantially all tangible and intangible personal property of RCPI, the Borrower and the subsidiary guarantors (subject to certain other exclusions).

Certain covenants and events of default
The Amended External Debt Facilities contain a number of covenants that, among other things, restrict, subject to certain exceptions, our ability and the ability of the restricted subsidiaries of RCPI to:
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
The Amended External Debt Facilities contain a springing financial covenant requiring compliance with a ratio of first lien net indebtedness to consolidated EBITDA, applicable solely to the Revolving Facility. The financial covenant is tested on the last day of any fiscal quarter only if the aggregate principal amount of borrowings under the Revolving Facility and drawn but unreimbursed letters of credit exceed 35% of the total amount of commitments under the Revolving Facility on such day.
If an event of default occurs, the lenders under the Amended External Debt Facilities are entitled to take various actions, including the acceleration of amounts due under the Amended External Debt Facilities and all actions permitted to be taken by secured creditors.
We are currently in compliance with the covenants contained in our Amended External Debt Facilities.
Accounts Receivable Factoring
Our accounts receivable factoring agreement with JP Morgan Chase Bank, N.A. allows us to sell certain accounts receivable up to $190 million. We had no outstanding balance owed under the factoring arrangement as of March 31, 2023. Transactions under this agreement are accounted for as sales of accounts receivable, and the receivables sold are removed from the condensed consolidated balance sheet at the time of the sales transaction. We classify the proceeds received from the sales of accounts receivable as an operating cash flow in the condensed consolidated statement of cash flows. We record the discount as other expense, net in the condensed consolidated statement of income.
Supply Chain Financing
In March 2023, we initiated a voluntary Supply Chain Finance program (the "SCF") with a global financial institution (the "SCF Bank"). Under the SCF, qualifying suppliers may elect to sell their receivables from us to the SCF Bank. These participating suppliers negotiate their receivables sales arrangements directly with the SCF Bank. We are not party to those agreements, nor do we provide any security or other forms of guarantees to the SCF Bank. The participation in the program is at the sole discretion of the supplier, we have no economic interest in a supplier's decision to enter into the agreement and have no direct financial relationship with the SCF Bank, as it relates to the SCF. Once a qualifying supplier elects to participate in the SCF and reaches an agreement with the SCF Bank, they elect which individual invoices they sell to the SCF Bank.
The terms of our payment obligations are not impacted by a supplier's participation in the SCF and as such, the SCF has no direct impact on our balance sheets, cash flows, or liquidity. Our payment terms with our suppliers for similar services and materials within individual markets are consistent between suppliers that elect to participate in the SCF and those that do not participate.

All outstanding amounts related to suppliers participating in the SCF are recorded within accounts payable in the condensed consolidated balance sheet and the associated payments are included as an operating cash flow in the condensed consolidated statement of cash flows. As of March 31, 2023, there were no obligations outstanding that we have confirmed as valid under the SCF.
Dividends
During the three months ended March 31, 2023, a cash dividend of $0.23 per share was declared and paid. On April 27, 2023, a quarterly cash dividend of $0.23 per share was declared and is to be paid on May 31, 2023. We expect to continue paying cash dividends on a quarterly basis; however, future dividends are at the discretion of our Board of Directors and will depend upon our earnings, capital requirements, financial condition, contractual limitations (including under the Term Loan Facility) and other factors.
****
We believe that our projected cash position, cash flows from operations and available borrowings under the Revolving Facility are sufficient to meet debt service, capital expenditures and working capital needs for the foreseeable future. However, we cannot ensure that our business will generate sufficient cash flow from operations or that future borrowings will be available under our borrowing agreements in amounts sufficient to pay indebtedness or fund other liquidity needs. Actual results of operations will depend on numerous factors, many of which are beyond our control as further discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
Critical Accounting Policies and Estimates
Accounting policies and estimates are considered critical when they require management to make subjective and complex judgments, estimates and assumptions about matters that have a material impact on the presentation of our financial statements and accompanying notes. For a description of our critical accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
See “Item 7A: Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. During the three months ended March 31, 2023, there have been no material changes in our exposure to market risk.
Item 4. Controls and Procedures.
a)Evaluation of Disclosure Controls and Procedures
Disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
In connection with the preparation of this report, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2023, our disclosure controls and procedures were effective.
b)Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
The information required to be set forth under this heading is incorporated by reference from Note 7 - Commitments and Contingencies, to the condensed consolidated financial statements included in Part I, Item 1.
Item 1A. Risk Factors.
There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
None.

Item 6. Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 4, 2020)
3.2	Amended and Restated By-Laws (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 4, 2020)
10.1*	Amendment No. 1, dated February 28, 2023, to the Credit Agreement between Reynolds Consumer Products LLC, as borrower, Reynolds Consumer Products Inc., as parent, and certain lenders party thereto
10.2*	Amendment No. 1, dated January 15, 2022 and Amendment No. 2, dated March 31, 2023, to the Master Supply Agreement between Reynolds Consumer Products LLC, as seller, and Pactiv LLC, as buyer
10.3*	Amendment No. 1, dated January 15, 2022 and Amendment No. 2, dated March 31, 2023, to the Master Supply Agreement between Pactiv LLC, as seller, and Reynolds Consumer Products LLC, as buyer
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_____________________________
*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REYNOLDS CONSUMER PRODUCTS INC.
(Registrant)

By:	/s/ Chris Mayrhofer
Chris Mayrhofer
Senior Vice President and Controller (Principal Accounting Officer)
May 10, 2023