Form 10-Q
period 2023-06-30
Reynolds Consumer Products Inc.
filed 2023-08-09
CIK 1786431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________________________________________________________________
FORM 10-Q
_______________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 31, 2023, the registrant had 210,009,231 shares of common stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Reynolds Consumer Products Inc.
Condensed Consolidated Statements of Income
(in millions, except for per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net revenues	$922	$896	$1,774	$1,714
Related party net revenues	18	21	40	48
Total net revenues	940	917	1,814	1,762
Cost of sales	(712)	(733)	(1,430)	(1,410)
Gross profit	228	184	384	352
Selling, general and administrative expenses	(107)	(91)	(212)	(174)
Other expense, net	(1)	(7)	(1)	(12)
Income from operations	120	86	171	166
Interest expense, net	(31)	(16)	(60)	(28)
Income before income taxes	89	70	111	138
Income tax expense	(23)	(18)	(28)	(34)
Net income	$66	$52	$83	$104

Earnings per share:
Basic	$0.32	$0.25	$0.40	$0.50
Diluted	$0.32	$0.25	$0.40	$0.50

Weighted average shares outstanding:
Basic	210.0	209.9	210.0	209.8
Effect of dilutive securities	—	—	—	0.1
Diluted	210.0	209.9	210.0	209.9

See accompanying notes to the condensed consolidated financial statements.

Reynolds Consumer Products Inc.
Condensed Consolidated Statements of Comprehensive Income
(in millions)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2023	2022	2023	2022
Net income	$66	$52	$83	$104
Other comprehensive (loss) income, net of income taxes:
Employee benefit plans	(1)	(1)	(2)	(1)
Interest rate derivatives	14	4	2	11
Other comprehensive income, net of income taxes	13	3	—	10
Comprehensive income	$79	$55	$83	$114

See accompanying notes to the condensed consolidated financial statements.

Reynolds Consumer Products Inc.
Condensed Consolidated Balance Sheets
(in millions, except for per share data)

	(Unaudited) As of June 30, 2023	As of December 31, 2022
Assets
Cash and cash equivalents	$83	$38
Accounts receivable (net of allowance for doubtful accounts of $1 and $1)	386	348
Other receivables	4	15
Related party receivables	7	7
Inventories	614	722
Other current assets	52	41
Total current assets	1,146	1,171
Property, plant and equipment (net of accumulated depreciation of $859 and $821)	716	722
Operating lease right-of-use assets, net	59	65
Goodwill	1,879	1,879
Intangible assets, net	1,016	1,031
Other assets	66	61
Total assets	$4,882	$4,929
Liabilities
Accounts payable	$225	$252
Related party payables	34	46
Current portion of long-term debt	25	25
Current operating lease liabilities	15	14
Income taxes payable	2	14
Accrued and other current liabilities	164	145
Total current liabilities	465	496
Long-term debt	2,056	2,066
Long-term operating lease liabilities	46	53
Deferred income taxes	368	365
Long-term postretirement benefit obligation	34	34
Other liabilities	54	47
Total liabilities	$3,023	$3,061
Commitments and contingencies (Note 7)
Stockholders’ equity
Common stock, $0.001 par value; 2,000 shares authorized; 210 shares issued and outstanding	—	—
Additional paid-in capital	1,389	1,385
Accumulated other comprehensive income	52	52
Retained earnings	418	431
Total stockholders’ equity	1,859	1,868
Total liabilities and stockholders’ equity	$4,882	$4,929

See accompanying notes to the condensed consolidated financial statements.

Reynolds Consumer Products Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in millions, except for per share data)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
Balance as of December 31, 2021	$—	$1,381	$365	$10	$1,756
Net income	—	—	52	—	52
Other comprehensive income, net of income taxes	—	—	—	7	7
Dividends ($0.23 per share declared and paid)	—	—	(48)	—	(48)
Balance as of March 31, 2022	$—	$1,381	$369	$17	$1,767
Net income	—	—	52	—	52
Other comprehensive income, net of income taxes	—	—	—	3	3
Dividends ($0.23 per share declared and paid)	—	—	(48)	—	(48)
Other	—	2	—	—	2
Balance as of June 30, 2022	$—	$1,383	$373	$20	$1,776

Balance as of December 31, 2022	$—	$1,385	$431	$52	$1,868
Net income	—	—	17	—	17
Other comprehensive loss, net of income taxes	—	—	—	(13)	(13)
Dividends ($0.23 per share declared and paid)	—	—	(48)	—	(48)
Other	—	1	—	—	1
Balance as of March 31, 2023	$—	$1,386	$400	$39	$1,825
Net income	—	—	66	—	66
Other comprehensive income, net of income taxes	—	—	—	13	13
Dividends ($0.23 per share declared and paid)	—	—	(48)	—	(48)
Other	—	3	—	—	3
Balance as of June 30, 2023	$—	$1,389	$418	$52	$1,859

See accompanying notes to the condensed consolidated financial statements.

Reynolds Consumer Products Inc.
Condensed Consolidated Statements of Cash Flows
(in millions)
(Unaudited)

	Six Months Ended June 30,
	2023	2022
Cash provided by operating activities
Net income	$83	$104
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	61	57
Deferred income taxes	2	(3)
Stock compensation expense	6	4
Change in assets and liabilities:
Accounts receivable, net	(38)	57
Other receivables	11	4
Related party receivables	—	3
Inventories	108	(151)
Accounts payable	(15)	22
Related party payables	(12)	8
Income taxes payable / receivable	(11)	(2)
Accrued and other current liabilities	19	12
Other assets and liabilities	(7)	(14)
Net cash provided by operating activities	207	101
Cash used in investing activities
Acquisition of property, plant and equipment	(51)	(56)
Net cash used in investing activities	(51)	(56)
Cash used in financing activities
Repayment of long-term debt	(12)	(12)
Dividends paid	(96)	(96)
Other financing activities	(3)	—
Net cash used in financing activities	(111)	(108)
Net increase (decrease) in cash and cash equivalents	45	(63)
Cash and cash equivalents at beginning of period	38	164
Cash and cash equivalents at end of period	$83	$101

Cash paid:
Interest	58	24
Income taxes	36	37

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
Basis of Presentation:
We have prepared the accompanying unaudited condensed consolidated financial statements in accordance with United States generally accepted accounting principles (“GAAP”) for interim financial information and the instructions to the Quarterly Report on Form 10-Q and Article 10 of Regulation S-X issued by the U.S. Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and notes required by GAAP for comprehensive annual financial statements.
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
In March 2023, we initiated a voluntary Supply Chain Finance program (the “SCF”) with a global financial institution (the “SCF Bank”). Under the SCF, qualifying suppliers may elect to sell their receivables from us to the SCF Bank. These participating suppliers negotiate their receivables sales arrangements directly with the SCF Bank. We are not party to those agreements, nor do we provide any security or other forms of guarantees to the SCF Bank. The participation in the program is at the sole discretion of the supplier, we have no economic interest in a supplier’s decision to enter into the agreement and have no direct financial relationship with SCF Bank, as it relates to the SCF. Once a qualifying supplier elects to participate in the SCF and reaches an agreement with the SCF Bank, they elect which individual invoices they sell to the SCF Bank. The terms of our payment obligations are not impacted by a supplier’s participation in the SCF and as such, the SCF has no direct impact on our balance sheets, cash flows, or liquidity. Amounts due to suppliers who voluntarily participate in the SCF are included in accounts payable in our condensed consolidated balance sheet and our payments made under the SCF are reflected as an operating cash flow in the condensed consolidated statement of cash flows. As of June 30, 2023, the amount of obligations outstanding that we have confirmed as valid under the SCF was not material.

Note 2 – New Accounting Standards
Recently Adopted Accounting Guidance:
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, and subsequently in January 2021, FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, both of which provide optional expedients and exceptions to applying the guidance on contract modifications, hedge accounting, and other transactions, to simplify the accounting for transitioning from the London Interbank Offered Rate (“LIBOR”), and other interbank offered rates expected to be discontinued, to alternative reference rates. Each of these ASUs were effective upon its issuance and could be applied prospectively through December 31, 2022. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which amended the sunset date of the guidance in Topic 848 to December 31, 2024 from December 31, 2022. We adopted the standards as of January 1, 2023. As a result of the planned phase out of the LIBOR as a reference rate and adoption of ASU 2020-04 and ASU 2021-01, we have amended our Credit Agreement and interest rate swaps and applied practical expedients under the guidance. The adoption did not have a material impact on our condensed consolidated financial statements.

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
Note 3 – Inventories
Inventories consisted of the following:

	June 30, 2023	December 31, 2022
	(in millions)
Raw materials	$180	$215
Work in progress	65	81
Finished goods	321	383
Spare parts	48	43
Inventories	$614	$722

Note 4 – Debt
Long-term debt consisted of the following:

	June 30, 2023	December 31, 2022
	(in millions)
Term loan facility	$2,095	$2,107
Deferred financing transaction costs	(13)	(14)
Original issue discounts	(1)	(2)
	2,081	2,091
Less: current portion	(25)	(25)
Long-term debt	$2,056	$2,066

External Debt Facilities
In February 2020, we entered into external debt facilities (“External Debt Facilities”), which consist of (i) a $2,475 million senior secured term loan facility (“Term Loan Facility”); and (ii) a $250 million senior secured revolving credit facility (“Revolving Facility”). In February 2023 we amended the External Debt Facilities (as amended, the “Amended External Debt Facilities”) which replaced the interest rate benchmark from the LIBOR to the Secured Overnight Financing Rate (“SOFR”). Other than the foregoing, the material terms of the External Debt Facilities remain unchanged, and our election to use practical expedients under ASU 2020-04 and ASU 2021-01, as described in Note 2 - New Accounting Standards, resulted in no material impacts on our condensed consolidated financial statements.
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
Revolving Facility
The Revolving Facility matures in February 2025 and includes a sub-facility for letters of credit. As of June 30, 2023, we had no outstanding borrowings under the Revolving Facility, and we had $6 million of letters of credit outstanding, which reduces the borrowing capacity under the Revolving Facility.
Fair Value of Our Long-Term Debt
The fair value of our long-term debt as of June 30, 2023, which is a Level 2 fair value measurement, approximates the carrying value due to the variable market interest rate and the stability of our credit profile.
Note 5 - Financial Instruments
Interest Rate Derivatives
During 2020 and 2022, we entered into a series of interest rate swaps to fix the LIBOR of our External Debt Facilities. In February 2023, we amended our interest rate swaps to replace the interest rate benchmark from the LIBOR to SOFR. Other than the foregoing, the material terms of the interest rate swap agreements remained unchanged, and our election to use practical expedients under ASUs 2020-04 and 2021-01, as described in Note 2 - New Accounting Standards, resulted in no material impacts on our condensed consolidated financial statements. After the amendments, the aggregate notional amount of the interest rate swaps still in effect as of June 30, 2023 was $1,150 million, and the SOFR is fixed at an annual rate of 0.40% to 3.40% (for an annual effective interest rate of 2.15% to 5.15%, including margin).
The interest rate swaps outstanding as of June 30, 2023 hedge a portion of the interest rate exposure resulting from our Term Loan Facility for periods ranging from two to three years. We classified these instruments as cash flow hedges. The effective portion of the gain or loss on the open hedging instrument is recorded in accumulated other comprehensive income and is reclassified into earnings as interest expense, net when settled. The associated asset or liability on the open hedges is recorded at its fair value in other assets or other liabilities, as applicable. The fair value of the interest rate swaps was determined using a discounted cash flow method based on market-based swap yield curves, taking into account current interest rates, and is classified as Level 2 within the fair value hierarchy.
The following table provides the notional amounts, the annual rates, the weighted average annual effective rates, and the fair value of our interest rate derivatives:

(In millions)	Notional Amount	Annual Rate	Weighted Average Annual Effective Rate	Fair Value - Other Current Assets	Fair Value - Other Assets
As of June 30, 2023	$1,150	2.15% to 5.15%	4.38%	$30	$21
As of December 31, 2022⁽¹⁾	$1,150	2.19% to 5.19%	4.42%	$25	$23

(1)Based on the interest rate swaps prior to the amendments entered into in February 2023, which was based on the LIBOR as of December 31, 2022.

Note 6 – Stock-based Compensation
Our equity incentive plan was established in 2020, for purposes of granting stock-based compensation awards to certain members of our senior management, our non-executive directors and to certain employees, to incentivize their performance and align their interests with ours. We have granted restricted stock units (“RSUs”) to certain employees and non-employee directors that have a service-based vesting condition. In addition, we have granted performance stock units (“PSUs”) to certain members of management that have a performance-based vesting condition. We account for forfeitures of outstanding but unvested grants in the period they occur. A maximum of 10.5 million shares of common stock were initially available for issuance under equity incentive awards granted pursuant to the plan. In the three and six months ended June 30, 2023, zero and 0.2 million RSUs and zero and 0.2 million PSUs were granted, respectively.
As of June 30, 2023, there were stock-based compensation awards representing 0.7 million shares outstanding compared to 0.4 million shares outstanding as of December 31, 2022. Stock-based compensation expense was $3 million and $6 million for the three and six months ended June 30, 2023, respectively, compared to $2 million and $3 million in the comparable prior year periods.
Note 7 – Commitments and Contingencies
Legal Proceedings:
We are from time to time party to litigation, legal proceedings and tax examinations arising from our operations. Most of these matters involve allegations of damages against us relating to employment matters, consumer complaints, personal injury and commercial or contractual disputes. We record estimates for claims and proceedings that constitute a present obligation when it is probable that an outflow of resources will be required to settle the obligation and a reliable estimate of such obligation can be made. While it is not possible to predict the outcome of any of these matters, based on our assessment of the facts and circumstances as of June 30, 2023, we do not believe any of these matters, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows. However, actual outcomes may differ from those expected and could have a material effect on our financial position, results of operations or cash flows in a future period.

Note 8 – Accumulated Other Comprehensive Income
The following table summarizes the changes in our balances of each component of accumulated other comprehensive income.

(In millions)	Currency Translation Adjustments	Employee Benefit Plans	Interest Rate Derivatives	Accumulated Other Comprehensive Income
Balance as of December 31, 2021	$(6)	$12	$4	$10
Gain arising during the period	—	—	9	9
Reclassification to earnings	—	—	—	—
Effect of deferred taxes	—	—	(2)	(2)
Balance as of March 31, 2022	$(6)	$12	$11	$17
Gain arising during the period	—	—	5	5
Reclassification to earnings	—	(1)	—	(1)
Effect of deferred taxes	—	—	(1)	(1)
Balance as of June 30, 2022	$(6)	$11	$15	$20

Balance as of December 31, 2022	$(7)	$23	$36	$52
Loss arising during the period	—	—	(10)	(10)
Reclassification to earnings	—	(1)	(6)	(7)
Effect of deferred taxes	—	—	4	4
Balance as of March 31, 2023	$(7)	$22	$24	$39
Gain arising during the period	—	—	25	25
Reclassification to earnings	—	(1)	(7)	(8)
Effect of deferred taxes	—	—	(4)	(4)
Balance as of June 30, 2023	$(7)	$21	$38	$52

Note 9 – Segment Information
Our Chief Executive Officer, who has been identified as our Chief Operating Decision Maker (“CODM”), has evaluated how he views and measures our performance. In applying the criteria set forth in the standards for reporting information about segments in financial statements, we have determined that we have four reportable segments - Reynolds Cooking & Baking, Hefty Waste & Storage, Hefty Tableware and Presto Products. The key factors used to identify these reportable segments are the organization and alignment of our internal operations and the nature of our products. This reflects how our CODM monitors performance, allocates capital and makes strategic and operational decisions. Our segments are described as follows:
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
Information by Segment
We present segment adjusted EBITDA (“Adjusted EBITDA”) as this is the financial measure by which management and our CODM allocate resources and analyze the performance of our reportable segments.
Adjusted EBITDA represents each segment’s earnings before interest, tax, depreciation and amortization and is further adjusted to exclude IPO and separation-related costs.
Total assets by segment are those assets directly associated with the respective operating activities, comprising inventory, property, plant and equipment and operating lease right-of-use assets. Other assets, such as cash, accounts receivable and intangible assets, are monitored on an entity-wide basis and not included in segment information that is regularly reviewed by our CODM.
Transactions between segments are at negotiated prices.

	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Segment Total	Unallocated(1)	Total
Three Months Ended June 30, 2023	(in millions)
Net revenues	$321	$227	$251	$144	$943	$(3)	$940
Intersegment revenues	—	2	—	1	3	(3)	—
Total segment net revenues	$321	$229	$251	$145	$946	$(6)	$940
Adjusted EBITDA	40	62	45	28	175
Depreciation and amortization	7	5	4	5	21	9	30

	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Segment Total	Unallocated(1)	Total
Three Months Ended June 30, 2022	(in millions)
Net revenues	$294	$236	$240	$149	$919	$(2)	$917
Intersegment revenues	—	2	—	1	3	(3)	—
Total segment net revenues	$294	$238	$240	$150	$922	$(5)	$917
Adjusted EBITDA	36	46	25	25	132
Depreciation and amortization	6	5	4	5	20	9	29

	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Segment Total	Unallocated(1)	Total
Six Months Ended June 30, 2023	(in millions)
Net revenues	$604	$457	$475	$285	$1,821	$(7)	$1,814
Intersegment revenues	—	6	—	3	9	(9)	—
Total segment net revenues	$604	$463	$475	$288	$1,830	$(16)	$1,814
Adjusted EBITDA	43	117	76	47	283
Depreciation and amortization	14	10	8	11	43	18	61

	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Segment Total	Unallocated(1)	Total
Six Months Ended June 30, 2022	(in millions)
Net revenues	$562	$462	$450	$289	$1,763	$(1)	$1,762
Intersegment revenues	—	4	—	3	7	(7)	—
Total segment net revenues	$562	$466	$450	$292	$1,770	$(8)	$1,762
Adjusted EBITDA	64	91	48	44	247
Depreciation and amortization	12	9	8	11	40	17	57

Segment assets consisted of the following:

	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Segment Total	Unallocated(1)	Total
	(in millions)
As of June 30, 2023	$609	$278	$217	$247	$1,351	$3,531	$4,882
As of December 31, 2022	646	314	226	274	1,460	3,469	4,929

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
The following table presents a reconciliation of segment Adjusted EBITDA to GAAP income before income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)		(in millions)
Segment Adjusted EBITDA	$175	$132	$283	$247
Corporate / unallocated expenses	(25)	(14)	(51)	(17)
	150	118	232	230
Adjustments to reconcile to GAAP income before income taxes
Depreciation and amortization	(30)	(29)	(61)	(57)
Interest expense, net	(31)	(16)	(60)	(28)
IPO and separation-related costs	—	(3)	—	(7)
Consolidated GAAP income before income taxes	$89	$70	$111	$138

Information in Relation to Products
Net revenues by product line are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)		(in millions)
Waste and storage products (1)	$374	$388	$751	$758
Cooking products	321	294	604	562
Tableware	251	240	475	450
Unallocated	(6)	(5)	(16)	(8)
Net revenues	$940	$917	$1,814	$1,762

(1)Waste and storage products are comprised of our Hefty Waste & Storage and Presto Products segments.
Our different product lines are generally sold to a common group of customers. For all product lines, there is a relatively short time period between the receipt of the order and the transfer of control over the goods to the customer.

Note 10 – Related Party Transactions
Packaging Finance Limited (“PFL”) owns the majority of our outstanding common stock and owns the majority of the outstanding common stock of Pactiv Evergreen Inc. and its subsidiaries (“PEI Group”). We sell and purchase various goods and services with PEI Group under contractual arrangements that expire over a variety of periods through December 31, 2027. During the six months ended June 30, 2023, we amended these contractual arrangements with PEI Group, which, among other things, extended the expiration date for certain arrangements. Transactions between us and PEI Group are described below.
For the three and six months ended June 30, 2023, revenues from products sold to PEI Group were $18 million and $40 million, respectively, compared to $21 million and $48 million in the comparable prior year periods. For the three and six months ended June 30, 2023, products purchased from PEI Group were $93 million and $199 million, respectively, compared to $100 million and $194 million in the comparable prior year periods. For the three and six months ended June 30, 2023, PEI Group charged us freight and warehousing costs of $9 million and $18 million, respectively, compared to $15 million and $29 million in the comparable prior year periods, which were included in cost of sales. The resulting related party receivables and payables are settled regularly in the normal course of business.
Furthermore, $36 million of the dividends paid during each of the three months ended June 30, 2023 and June 30, 2022, and $71 million of the dividends paid during each of the six months ended June 30, 2023 and June 30, 2022, were paid to PFL.

Note 11 – Subsequent Events
Quarterly Cash Dividend
On July 27, 2023, our Board of Directors approved a cash dividend of $0.23 per common share to be paid on August 31, 2023 to shareholders of record on August 17, 2023.
Term Loan Facility
Subsequent to June 30, 2023, we made a voluntary principal payment of $100 million related to our Term Loan Facility.
Except as described above, there have been no events subsequent to June 30, 2023 which would require accrual or disclosure in these condensed consolidated financial statements.

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
•Hefty Waste & Storage: Through our Hefty Waste & Storage segment, we produce both branded and store brand trash and food storage bags. Hefty is a well-recognized leader in the trash bag and food storage bag categories and our private label products offer value to our retail partners. Our branded products are sold under the Hefty Ultra Strong and Hefty Strong brands for trash bags, and as the Hefty and Baggies brands for our food storage bags. We have the #1 branded market share in the U.S. large black trash bag and slider bag segments, and the #2 branded market share in the tall kitchen trash bag segment. Our robust product portfolio in this segment includes a full suite of products, including sustainable solutions such as blue and clear recycling bags, compostable bags, bags made from recycled materials and orange bags through the Hefty ReNew™ Program, formerly the Hefty EnergyBag Program.
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

Overview
Total net revenues increased 3% in each of the three and six months ended June 30, 2023, compared to the same periods in 2022. The revenue increase in both periods was primarily due to the timing of pricing actions taken in response to increased costs. Higher volume in our Reynolds Cooking & Baking segment was offset by lower volume in our other three segments for both the three and six months ended June 30, 2023.
During the three months ended June 30, 2023, our net income improved by 27%, primarily driven by higher pricing due to the timing of pricing actions implemented in the prior year period, as well as decreased material and logistics costs. These were partially offset by increases in manufacturing costs, selling, general and administrative ("SG&A") expenses, interest expense and tax expense.
During the six months ended June 30, 2023, our net income declined by 20%, primarily driven by higher material and manufacturing costs, SG&A expenses and interest expense, which were partially offset by higher pricing due to the timing of pricing actions implemented in the prior year period and decreased logistics costs.
Non-GAAP Measures
In this Quarterly Report on Form 10-Q we use the non-GAAP financial measures “Adjusted EBITDA”, “Adjusted Net Income” and “Adjusted Diluted Earnings Per Share” (“Adjusted EPS”), which are measures adjusted for the impact of specified items and are not in accordance with GAAP.
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
The following table presents a reconciliation of our net income, the most directly comparable GAAP financial measure, to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
	(in millions)		(in millions)
Net income – GAAP	$66	$52	$83	$104
Income tax expense	23	18	28	34
Interest expense, net	31	16	60	28
Depreciation and amortization	30	29	61	57
IPO and separation-related costs ⁽¹⁾	—	3	—	7
Adjusted EBITDA (Non-GAAP)	$150	$118	$232	$230

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

The following tables present reconciliations of our net income and diluted EPS, the most directly comparable GAAP financial measures, to Adjusted Net Income and Adjusted EPS:

	Three Months Ended June 30, 2023			Three Months Ended June 30, 2022
(in millions, except for per share data)	Net Income	Diluted Shares	Diluted EPS	Net Income	Diluted Shares	Diluted EPS
As Reported - GAAP	$66	210	$0.32	$52	210	$0.25
Adjustments:
IPO and separation-related costs ⁽¹⁾	—	210	—	2	210	0.01
Adjusted (Non-GAAP)	$66	210	$0.32	$54	210	$0.26

(1)Amount is after tax, calculated using a tax rate of 25.2% for the three months ended June 30, 2022, which was our effective tax rate for the period presented.

	Six Months Ended June 30, 2023			Six Months Ended June 30, 2022
(in millions, except for per share data)	Net Income	Diluted Shares	Diluted EPS	Net Income	Diluted Shares	Diluted EPS
As Reported - GAAP	$83	$210	$0.40	$104	210	$0.50
Adjustments:
IPO and separation-related costs ⁽¹⁾	—	210	—	5	210	0.02
Adjusted (Non-GAAP)	$83	$210	$0.40	$109	210	$0.52

(1)Amount is after tax, calculated using a tax rate of 24.8% for the six months ended June 30, 2022, which was our effective tax rate for the period presented.

Results of Operations – Three Months Ended June 30, 2023
The following discussion should be read in conjunction with our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Detailed comparisons of revenue and results are presented in the discussions of the operating segments, which follow our consolidated results discussion.
Aggregation of Segment Revenue and Adjusted EBITDA

(in millions)	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Unallocated⁽[1]⁾	Total Reynolds Consumer Products
Net revenues for the three months ended June 30:
2023	$321	$229	$251	$145	$(6)	$940
2022	294	238	240	150	(5)	917
Adjusted EBITDA⁽²⁾ for the three months ended June 30:
2023	$40	$62	$45	$28	$(25)	$150
2022	36	46	25	25	(14)	118

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

Three Months Ended June 30, 2023 Compared with the Three Months Ended June 30, 2022
Total Reynolds Consumer Products

	For the Three Months Ended June 30,
(in millions, except for %)	2023	% of Revenue	2022	% of Revenue	Change	% Change
Net revenues	$922	98%	$896	98%	$26	3%
Related party net revenues	18	2%	21	2%	(3)	(14)%
Total net revenues	940	100%	917	100%	23	3%
Cost of sales	(712)	(76)%	(733)	(80)%	21	3%
Gross profit	228	24%	184	20%	44	24%
Selling, general and administrative expenses	(107)	(11)%	(91)	(10)%	(16)	(18)%
Other expense, net	(1)	—%	(7)	(1)%	6	NM
Income from operations	120	13%	86	9%	34	40%
Interest expense, net	(31)	(3)%	(16)	(2)%	(15)	(94)%
Income before income taxes	89	9%	70	8%	19	27%
Income tax expense	(23)	(2)%	(18)	(2)%	(5)	(28)%
Net income	$66	7%	$52	6%	$14	27%
Adjusted EBITDA ⁽¹⁾	$150	16%	$118	13%	$32	27%
_________________________________________
NM - Percentage change is not meaningful.
(1)Adjusted EBITDA is a non-GAAP measure. See “Non-GAAP Measures” for details, including a reconciliation between net income and Adjusted EBITDA.
Components of Change in Net Revenues for the Three Months Ended June 30, 2023 vs. the Three Months Ended June 30, 2022

	Price	Volume/Mix	Total
Reynolds Cooking & Baking	(3)%	12%	9%
Hefty Waste & Storage	4%	(8)%	(4)%
Hefty Tableware	12%	(7)%	5%
Presto Products	—%	(3)%	(3)%
Total RCP	3%	—%	3%

Total Net Revenues. Total net revenues increased by $23 million, or 3%, to $940 million. The increase was primarily driven by the timing of pricing actions to recover increased costs. Increased volume in our Reynolds Cooking & Baking segment was offset by volume declines in our other three segments.

Cost of Sales. Cost of sales decreased by $21 million, or 3%, to $712 million. The decrease was primarily driven by lower material and logistics costs, partially offset by higher manufacturing costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $16 million, or 18%, to $107 million, primarily due to higher personnel costs, advertising costs and professional fees.

Other Expense, Net. Other expense, net was $1 million in the three months ended June 30, 2023 compared to $7 million in the three months ended June 30, 2022. The change was primarily due to IPO and separation-related costs in the prior year period that did not reoccur in the current year period.

Interest Expense, Net. Interest expense, net increased by $15 million, or 94%, to $31 million. The increase was due to higher interest rates.

Income Tax Expense. We recognized income tax expense of $23 million on income before income taxes of $89 million (an effective tax rate of 25.4%) for the three months ended June 30, 2023 compared to income tax expense of $18 million on income before income taxes of $70 million (an effective tax rate of 25.2%) for the three months ended June 30, 2022.

Adjusted EBITDA. Adjusted EBITDA increased by $32 million, or 27%, to $150 million. The increase in Adjusted EBITDA was primarily due to the timing of pricing actions, as well as lower material and logistics costs, partially offset by higher manufacturing costs and higher selling, general and administrative expenses.
Segment Information
Reynolds Cooking & Baking

	For the Three Months Ended June 30,
(in millions, except for %)	2023	2022	Change	% Change
Total segment net revenues	$321	$294	$27	9%
Segment Adjusted EBITDA	40	36	4	11%
Segment Adjusted EBITDA Margin	12%	12%

Total Segment Net Revenues. Reynolds Cooking & Baking total segment net revenues increased by $27 million, or 9%, to $321 million. The increase in net revenues was primarily due to higher volume, partially offset by lower pricing as a result of focused trade and promotional investments. Retail sales increased $33 million by comparison to the prior year period driven by a 15% volume increase while non-retail sales, which are consistently low margin, were down $6 million compared to the prior year period.
Adjusted EBITDA. Reynolds Cooking & Baking Adjusted EBITDA increased by $4 million, or 11%, to $40 million. The increase in Adjusted EBITDA was primarily driven by higher volume, partially offset by lower pricing.
Hefty Waste & Storage

	For the Three Months Ended June 30,
(in millions, except for %)	2023	2022	Change	% Change
Total segment net revenues	$229	$238	$(9)	(4)%
Segment Adjusted EBITDA	62	46	16	35%
Segment Adjusted EBITDA Margin	27%	19%

Total Segment Net Revenues. Hefty Waste & Storage total segment net revenues decreased $9 million, or 4%, to $229 million. The decrease in net revenues was primarily due to lower volume, partially offset by higher pricing.
Adjusted EBITDA. Hefty Waste & Storage Adjusted EBITDA increased by $16 million, or 35%, to $62 million. The increase in Adjusted EBITDA was primarily driven by lower material costs as well as higher pricing, partially offset by lower volume and higher manufacturing costs.
Hefty Tableware

	For the Three Months Ended June 30,
(in millions, except for %)	2023	2022	Change	% Change
Total segment net revenues	$251	$240	$11	5%
Segment Adjusted EBITDA	45	25	20	80%
Segment Adjusted EBITDA Margin	18%	10%

Total Segment Net Revenues. Hefty Tableware total segment net revenues increased by $11 million, or 5%, to $251 million. The increase in net revenues was primarily due to the timing of pricing actions to recover increased costs, partially offset by lower volume.
Adjusted EBITDA. Hefty Tableware Adjusted EBITDA increased by $20 million, or 80%, to $45 million. The increase in Adjusted EBITDA was primarily driven by the timing of pricing actions to recover increased costs, as well as lower logistics costs, partially offset by higher material and manufacturing costs and lower volume.

Presto Products

	For the Three Months Ended June 30,
(in millions, except for %)	2023	2022	Change	% Change
Total segment net revenues	$145	$150	$(5)	(3)%
Segment Adjusted EBITDA	28	25	3	12%
Segment Adjusted EBITDA Margin	19%	17%

Total Segment Net Revenues. Presto Products total segment net revenues decreased by $5 million, or 3%, to $145 million. The decrease in net revenues was primarily due to lower volume.
Adjusted EBITDA. Presto Products Adjusted EBITDA increased by $3 million, or 12%, to $28 million. The increase in Adjusted EBITDA was primarily driven by lower material and logistics costs, partially offset by higher manufacturing costs and lower volume.
Results of Operations – Six Months Ended June 30, 2023
The following discussion should be read in conjunction with our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Detailed comparisons of revenue and results are presented in the discussions of the operating segments, which follow our consolidated results discussion.
Aggregation of Segment Revenue and Adjusted EBITDA

(in millions)	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Unallocated⁽[1]⁾	Total Reynolds Consumer Products
Net revenues for the six months ended June 30:
2023	$604	$463	$475	$288	$(16)	$1,814
2022	562	466	450	292	(8)	1,762
Adjusted EBITDA⁽²⁾ for the six months ended June 30:
2023	$43	$117	$76	$47	$(51)	$232
2022	64	91	48	44	(17)	230

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

Six Months Ended June 30, 2023 Compared with the Six Months Ended June 30, 2022
Total Reynolds Consumer Products

	For the Six Months Ended June 30,
(in millions, except for %)	2023	% of Revenue	2022	% of Revenue	Change	% Change
Net revenues	$1,774	98%	$1,714	97%	$60	4%
Related party net revenues	40	2%	48	3%	(8)	(17)%
Total net revenues	1,814	100%	1,762	100%	52	3%
Cost of sales	(1,430)	(79)%	(1,410)	(80)%	(20)	(1)%
Gross profit	384	21%	352	20%	32	9%
Selling, general and administrative expenses	(212)	(12)%	(174)	(10)%	(38)	(22)%
Other expense, net	(1)	—%	(12)	(1)%	11	92%
Income from operations	171	9%	166	9%	5	3%
Interest expense, net	(60)	(3)%	(28)	(2)%	(32)	(114)%
Income before income taxes	111	6%	138	8%	(27)	(20)%
Income tax expense	(28)	(2)%	(34)	(2)%	6	18%
Net income	$83	5%	$104	6%	$(21)	(20)%
Adjusted EBITDA ⁽¹⁾	$232	13%	$230	13%	$2	1%

(1)Adjusted EBITDA is a non-GAAP measure. See “Non-GAAP Measures” for details, including a reconciliation between net income and Adjusted EBITDA.
Components of Change in Net Revenues for the Six Months Ended June 30, 2023 vs. the Six Months Ended June 30, 2022

	Price	Volume/Mix	Total
Reynolds Cooking & Baking	—%	7%	7%
Hefty Waste & Storage	5%	(6)%	(1)%
Hefty Tableware	13%	(7)%	6%
Presto Products	—%	(1)%	(1)%
Total RCP	4%	(1)%	3%

Total Net Revenues. Total net revenues increased by $52 million, or 3%, to $1,814 million. The increase was primarily driven by the timing of pricing actions to recover increased costs, partially offset by lower volume. Increased volume in our Reynolds Cooking & Baking segment was more than offset by volume declines in our other three segments.

Cost of Sales. Cost of sales increased by $20 million, or 1%, to $1,430 million. The increase was driven by higher material and manufacturing costs, partially offset by lower volume and lower logistics costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $38 million, or 22%, to $212 million primarily due to higher personnel costs, professional fees and advertising costs.

Other Expense, Net. Other expense, net decreased by $11 million, or 92%, to $1 million primarily due to IPO and separation-related costs in the prior year period that did not reoccur in the current year period.

Interest Expense, Net. Interest expense, net increased by $32 million, or 114%, to $60 million due to higher interest rates.

Income Tax Expense. We recognized income tax expense of $28 million on income before income taxes of $111 million (an effective tax rate of 25.3%) for the six months ended June 30, 2023 compared to income tax expense of $34 million on income before income taxes of $138 million (an effective tax rate of 24.8%) for the six months ended June 30, 2022.

Adjusted EBITDA. Adjusted EBITDA increased by $2 million, or 1%, to $232 million. The increase in Adjusted EBITDA was primarily attributable to the timing of pricing actions to recover increased costs, as well as lower logistics costs, partially offset by higher material and manufacturing costs and higher selling, general and administrative expenses.
Segment Information
Reynolds Cooking & Baking

	For the Six Months Ended June 30,
(in millions, except for %)	2023	2022	Change	% Change
Total segment net revenues	$604	$562	$42	7%
Segment Adjusted EBITDA	43	64	(21)	(33)%
Segment Adjusted EBITDA Margin	7%	11%

Total Segment Net Revenues. Reynolds Cooking & Baking total segment net revenues increased by $42 million, or 7%, to $604 million. The increase in net revenues was primarily driven by higher volume. Retail sales increased $58 million in the comparative period, driven by a 10% volume increase while non-retail sales were down $16 million compared to the prior year period.
Adjusted EBITDA. Reynolds Cooking & Baking Adjusted EBITDA decreased by $21 million, or 33%, to $43 million. The decrease in Adjusted EBITDA was primarily driven by higher material and manufacturing costs, partially offset by higher volume.
Hefty Waste & Storage

	For the Six Months Ended June 30,
(in millions, except for %)	2023	2022	Change	% Change
Total segment net revenues	$463	$466	$(3)	(1)%
Segment Adjusted EBITDA	117	91	26	29%
Segment Adjusted EBITDA Margin	25%	20%

Total Segment Net Revenues. Hefty Waste & Storage total segment net revenues decreased by $3 million, or 1%, to $463 million. The decrease in net revenues was primarily driven by lower volume, partially offset by the timing of pricing actions to recover increased costs.
Adjusted EBITDA. Hefty Waste & Storage Adjusted EBITDA increased by $26 million, or 29%, to $117 million. The increase in Adjusted EBITDA was primarily driven by lower material costs and the timing of pricing actions to recover increased costs, partially offset by higher manufacturing costs, lower volume and higher advertising costs.
Hefty Tableware

	For the Six Months Ended June 30,
(in millions, except for %)	2023	2022	Change	% Change
Total segment net revenues	$475	$450	$25	6%
Segment Adjusted EBITDA	76	48	28	58%
Segment Adjusted EBITDA Margin	16%	11%

Total Segment Net Revenues. Hefty Tableware total segment net revenues increased by $25 million, or 6%, to $475 million. The increase in net revenues was primarily driven by the timing of pricing actions to recover increased costs, partially offset by lower volume.
Adjusted EBITDA. Hefty Tableware Adjusted EBITDA increased by $28 million, or 58%, to $76 million. The increase in Adjusted EBITDA was primarily driven by the timing of pricing actions to recover increased costs, as well as lower logistics costs, partially offset by higher material and manufacturing costs and lower volume.

Presto Products

	For the Six Months Ended June 30,
(in millions, except for %)	2023	2022	Change	% Change
Total segment net revenues	$288	$292	$(4)	(1)%
Segment Adjusted EBITDA	47	44	3	7%
Segment Adjusted EBITDA Margin	16%	15%

Total Segment Net Revenues. Presto Products total segment net revenues decreased by $4 million, or 1%, to $288 million. The decrease in net revenues was primarily driven by lower volume.
Adjusted EBITDA. Presto Products Adjusted EBITDA increased by $3 million, or 7%, to $47 million. The increase in Adjusted EBITDA was primarily driven by lower material and logistics costs, partially offset by higher manufacturing costs and lower volume.
Liquidity and Capital Resources
Our principal sources of liquidity are existing cash and cash equivalents, cash generated from operating activities and available borrowings under the Revolving Facility.
The following table discloses our cash flows for the periods presented:

	For the Six Months Ended June 30,
(in millions)	2023	2022
Net cash provided by operating activities	$207	$101
Net cash used in investing activities	(51)	(56)
Net cash used in financing activities	(111)	(108)
Increase (decrease) in cash and cash equivalents	$45	$(63)

Cash provided by operating activities
Net cash from operating activities increased by $106 million to $207 million in the six months ended June 30, 2023. The increase was primarily driven by reductions in working capital.
Cash used in investing activities
Net cash used in investing activities decreased by $5 million to $51 million. The decrease was driven primarily by decreased cash outlays for capital expenditures.
Cash used in financing activities
Net cash used in financing activities remained relatively flat.

External Debt Facilities
In February 2020, we entered into the External Debt Facilities which consist of a $2,475 million Term Loan Facility and a Revolving Facility that provides for additional borrowing capacity of up to $250 million, reduced by amounts used for letters of credit. In February 2023, we amended the External Debt Facilities (“Amended External Debt Facilities”) which replaced the benchmark from the London Interbank Offered Rate (“LIBOR”) to the Secured Overnight Financing Rate (“SOFR”). Other than the foregoing, the material terms of the agreement remained unchanged.
As of June 30, 2023, the outstanding balance under the Term Loan Facility was $2,095 million. As of June 30, 2023, we had no outstanding borrowings under the Revolving Facility, and we had $6 million of letters of credit outstanding, which reduces the borrowing capacity under the Revolving Facility.
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
During 2020 and 2022, we entered into a series of interest rate swaps to fix the LIBOR of our External Debt Facilities. On February 28, 2023, we amended our interest rate swaps to replace the interest rate benchmark from the LIBOR to SOFR. Other than the foregoing, the material terms of the interest rate swap agreements remained unchanged, and our election to use practical expedients under ASUs 2020-04 and 2021-01 resulted in no material impacts on the condensed consolidated financial statements. After the amendments, the aggregate notional amount of our interest rate swaps still in effect as of June 30, 2023 was $1,150 million, and the SOFR is fixed at an annual rate of 0.40% to 3.40% (for an annual effective interest rate of 2.15% to 5.15%, including margin). These interest rate swaps hedge a portion of the interest rate exposure resulting from our Term Loan Facility for periods ranging from two to three years.
Prepayments
The Term Loan Facility contains customary mandatory prepayments, including with respect to excess cash flow, asset sale proceeds and proceeds from certain incurrences of indebtedness.
The Borrower may voluntarily repay outstanding loans under the Term Loan Facility at any time without premium or penalty, other than customary breakage costs with respect to SOFR based loans. Subsequent to June 30, 2023, we made a voluntary principal payment of $100 million related to the Term Loan Facility, which was not subject to a prepayment premium.
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

Accounts Receivable Factoring
Our accounts receivable factoring agreement with JP Morgan Chase Bank, N.A. allows us to sell certain accounts receivable up to $190 million. We had no outstanding balance owed under the factoring arrangement as of June 30, 2023. Transactions under this agreement are accounted for as sales of accounts receivable, and the receivables sold are removed from the condensed consolidated balance sheet at the time of the sales transaction. We classify the proceeds received from the sales of accounts receivable as an operating cash flow in the condensed consolidated statement of cash flows. We record the discount as other expense, net in the condensed consolidated statement of income.
Supply Chain Financing
In March 2023, we initiated a voluntary Supply Chain Finance program (the “SCF”) with a global financial institution (the “SCF Bank”). Under the SCF, qualifying suppliers may elect to sell their receivables from us to the SCF Bank. These participating suppliers negotiate their receivables sales arrangements directly with the SCF Bank. We are not party to those agreements, nor do we provide any security or other forms of guarantees to the SCF Bank. The participation in the program is at the sole discretion of the supplier, we have no economic interest in a supplier’s decision to enter into the agreement and have no direct financial relationship with the SCF Bank, as it relates to the SCF. Once a qualifying supplier elects to participate in the SCF and reaches an agreement with the SCF Bank, they elect which individual invoices they sell to the SCF Bank.
The terms of our payment obligations are not impacted by a supplier’s participation in the SCF and as such, the SCF has no direct impact on our balance sheets, cash flows, or liquidity. Our payment terms with our suppliers for similar services and materials within individual markets are consistent between suppliers that elect to participate in the SCF and those that do not participate.
All outstanding amounts related to suppliers participating in the SCF are recorded within accounts payable in the condensed consolidated balance sheet and the associated payments are included as an operating cash flow in the condensed consolidated statement of cash flows. As of June 30, 2023, the amount of obligations outstanding that we have confirmed as valid under the SCF was not material.
Dividends
During the three and six months ended June 30, 2023, cash dividends of $0.23 and $0.46 per share, respectively, were declared and paid. On July 27, 2023, a quarterly cash dividend of $0.23 per share was declared and is to be paid on August 31, 2023. We expect to continue paying cash dividends on a quarterly basis; however, future dividends are at the discretion of our Board of Directors and will depend upon our earnings, capital requirements, financial condition, contractual limitations (including under the Term Loan Facility) and other factors.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
See “Item 7A: Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. During the six months ended June 30, 2023, there have been no material changes in our exposure to market risk.
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
In connection with the preparation of this report, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2023, our disclosure controls and procedures were effective.
b)Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
During the three months ended June 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as identified in Item 408(c) of Regulation S-K).

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
August 9, 2023