Form 10-Q
period 2023-09-30
Reynolds Consumer Products Inc.
filed 2023-11-08
CIK 1786431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________________________________________________________________
FORM 10-Q
_______________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 31, 2023, the registrant had 210,009,231 shares of common stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Reynolds Consumer Products Inc.
Condensed Consolidated Statements of Income
(in millions, except for per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net revenues	$914	$938	$2,689	$2,652
Related party net revenues	21	29	61	77
Total net revenues	935	967	2,750	2,729
Cost of sales	(686)	(789)	(2,117)	(2,199)
Gross profit	249	178	633	530
Selling, general and administrative expenses	(115)	(90)	(327)	(264)
Other income (expense), net	—	(5)	—	(17)
Income from operations	134	83	306	249
Interest expense, net	(31)	(20)	(91)	(48)
Income before income taxes	103	63	215	201
Income tax expense	(25)	(15)	(54)	(49)
Net income	$78	$48	$161	$152

Earnings per share:
Basic	$0.37	$0.23	$0.77	$0.72
Diluted	$0.37	$0.23	$0.77	$0.72

Weighted average shares outstanding:
Basic	210.0	209.9	210.0	209.8
Effect of dilutive securities	—	—	—	0.1
Diluted	210.0	209.9	210.0	209.9

See accompanying notes to the condensed consolidated financial statements.

Reynolds Consumer Products Inc.
Condensed Consolidated Statements of Comprehensive Income
(in millions)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2023	2022	2023	2022
Net income	$78	$48	$161	$152
Other comprehensive (loss) income, net of income taxes:
Currency translation adjustment	—	(2)	—	(2)
Employee benefit plans	(1)	—	(3)	(1)
Interest rate derivatives	1	24	3	35
Other comprehensive income, net of income taxes	—	22	—	32
Comprehensive income	$78	$70	$161	$184

See accompanying notes to the condensed consolidated financial statements.

Reynolds Consumer Products Inc.
Condensed Consolidated Balance Sheets
(in millions, except for per share data)

	(Unaudited) As of September 30, 2023	As of December 31, 2022
Assets
Cash and cash equivalents	$124	$38
Accounts receivable (net of allowance for doubtful accounts of $1 and $1)	345	348
Other receivables	4	15
Related party receivables	9	7
Inventories	576	722
Other current assets	48	41
Total current assets	1,106	1,171
Property, plant and equipment (net of accumulated depreciation of $878 and $821)	719	722
Operating lease right-of-use assets, net	57	65
Goodwill	1,879	1,879
Intangible assets, net	1,009	1,031
Other assets	68	61
Total assets	$4,838	$4,929
Liabilities
Accounts payable	$237	$252
Related party payables	30	46
Current portion of long-term debt	—	25
Current operating lease liabilities	16	14
Income taxes payable	1	14
Accrued and other current liabilities	183	145
Total current liabilities	467	496
Long-term debt	1,981	2,066
Long-term operating lease liabilities	44	53
Deferred income taxes	364	365
Long-term postretirement benefit obligation	34	34
Other liabilities	56	47
Total liabilities	$2,946	$3,061
Commitments and contingencies (Note 7)
Stockholders’ equity
Common stock, $0.001 par value; 2,000 shares authorized; 210 shares issued and outstanding	—	—
Additional paid-in capital	1,392	1,385
Accumulated other comprehensive income	52	52
Retained earnings	448	431
Total stockholders’ equity	1,892	1,868
Total liabilities and stockholders’ equity	$4,838	$4,929

See accompanying notes to the condensed consolidated financial statements.

Reynolds Consumer Products Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in millions, except for per share data)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
Balance as of December 31, 2021	$—	$1,381	$365	$10	$1,756
Net income	—	—	52	—	52
Other comprehensive income, net of income taxes	—	—	—	7	7
Dividends ($0.23 per share declared and paid)	—	—	(48)	—	(48)
Balance as of March 31, 2022	$—	$1,381	$369	$17	$1,767
Net income	—	—	52	—	52
Other comprehensive income, net of income taxes	—	—	—	3	3
Dividends ($0.23 per share declared and paid)	—	—	(48)	—	(48)
Other	—	2	—	—	2
Balance as of June 30, 2022	$—	$1,383	$373	$20	$1,776
Net income	—	—	48	—	48
Other comprehensive income, net of income taxes	—	—	—	22	22
Dividends ($0.23 per share declared and paid)	—	—	(48)	—	(48)
Balance as of September 30, 2022	$—	$1,383	$373	$42	$1,798

Balance as of December 31, 2022	$—	$1,385	$431	$52	$1,868
Net income	—	—	17	—	17
Other comprehensive loss, net of income taxes	—	—	—	(13)	(13)
Dividends ($0.23 per share declared and paid)	—	—	(48)	—	(48)
Other	—	1	—	—	1
Balance as of March 31, 2023	$—	$1,386	$400	$39	$1,825
Net income	—	—	66	—	66
Other comprehensive income, net of income taxes	—	—	—	13	13
Dividends ($0.23 per share declared and paid)	—	—	(48)	—	(48)
Other	—	3	—	—	3
Balance as of June 30, 2023	$—	$1,389	$418	$52	$1,859
Net income	—	—	78	—	78
Dividends ($0.23 per share declared and paid)	—	—	(48)	—	(48)
Other	—	3	—	—	3
Balance as of September 30, 2023	$—	$1,392	$448	$52	$1,892

See accompanying notes to the condensed consolidated financial statements.

Reynolds Consumer Products Inc.
Condensed Consolidated Statements of Cash Flows
(in millions)
(Unaudited)

	Nine Months Ended September 30,
	2023	2022
Cash provided by operating activities
Net income	$161	$152
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	92	87
Deferred income taxes	(3)	(1)
Stock compensation expense	10	4
Change in assets and liabilities:
Accounts receivable, net	3	27
Other receivables	11	—
Related party receivables	(2)	—
Inventories	146	(213)
Accounts payable	(5)	40
Related party payables	(16)	6
Income taxes payable / receivable	(11)	—
Accrued and other current liabilities	39	23
Other assets and liabilities	(2)	(7)
Net cash provided by operating activities	423	118
Cash used in investing activities
Acquisition of property, plant and equipment	(77)	(86)
Net cash used in investing activities	(77)	(86)
Cash used in financing activities
Repayment of long-term debt	(113)	(19)
Dividends paid	(144)	(144)
Other financing activities	(3)	—
Net cash used in financing activities	(260)	(163)
Net increase (decrease) in cash and cash equivalents	86	(131)
Cash and cash equivalents at beginning of period	38	164
Cash and cash equivalents at end of period	$124	$33

Cash paid:
Interest	86	42
Income taxes	65	49

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
In March 2023, we initiated a voluntary Supply Chain Finance program (the “SCF”) with a global financial institution (the “SCF Bank”). Under the SCF, qualifying suppliers may elect to sell their receivables from us to the SCF Bank. These participating suppliers negotiate their receivables sales arrangements directly with the SCF Bank. We are not party to those agreements, nor do we provide any security or other forms of guarantees to the SCF Bank. The participation in the program is at the sole discretion of the supplier, we have no economic interest in a supplier’s decision to enter into the agreement and have no direct financial relationship with SCF Bank, as it relates to the SCF. Once a qualifying supplier elects to participate in the SCF and reaches an agreement with the SCF Bank, they elect which individual invoices they sell to the SCF Bank. The terms of our payment obligations are not impacted by a supplier’s participation in the SCF and as such, the SCF has no direct impact on our balance sheets, cash flows, or liquidity. Amounts due to suppliers who voluntarily participate in the SCF are included in accounts payable in our condensed consolidated balance sheet and our payments made under the SCF are reflected as an operating cash flow in the condensed consolidated statement of cash flows. As of September 30, 2023, the amount of obligations outstanding that we have confirmed as valid under the SCF was $18 million.

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

In September 2022, FASB issued ASU 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. These amendments require disclosure of the key terms of outstanding supplier finance programs and a rollforward of the related obligations. These amendments are effective for fiscal years beginning after December 31, 2022, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 31, 2023. We adopted the standard, other than the amendment on rollforward information, as of January 1, 2023. The adoption relates to disclosure only, and does not have an impact on our condensed consolidated financial statements.
Note 3 – Inventories
Inventories consisted of the following:

	September 30, 2023	December 31, 2022
	(in millions)
Raw materials	$171	$215
Work in progress	53	81
Finished goods	303	383
Spare parts	49	43
Inventories	$576	$722

Note 4 – Debt
Long-term debt consisted of the following:

	September 30, 2023	December 31, 2022
	(in millions)
Term loan facility	$1,995	$2,107
Deferred financing transaction costs	(13)	(14)
Original issue discounts	(1)	(2)
	1,981	2,091
Less: current portion	—	(25)
Long-term debt	$1,981	$2,066

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
Term Loan Facility
The Term Loan Facility matures in February 2027. The Term Loan Facility amortizes in equal quarterly installments of $6 million, which commenced in June 2020, with the balance payable on maturity. During the three months ended September 30, 2023, we made a voluntary principal payment of $100 million related to our Term Loan Facility, which was first applied to pay the remaining quarterly amortization payments in full with the residual balance applied to the outstanding principal balance due at maturity.
Revolving Facility
The Revolving Facility matures in February 2025 and includes a sub-facility for letters of credit. As of September 30, 2023, we had no outstanding borrowings under the Revolving Facility, and we had $6 million of letters of credit outstanding, which reduces the borrowing capacity under the Revolving Facility.
Fair Value of Our Long-Term Debt
The fair value of our long-term debt as of September 30, 2023, which is a Level 2 fair value measurement, approximates the carrying value due to the variable market interest rate and the stability of our credit profile.
Note 5 - Financial Instruments
Interest Rate Derivatives
During 2020 and 2022, we entered into a series of interest rate swaps to fix the LIBOR of our External Debt Facilities. In February 2023, we amended our interest rate swaps to replace the interest rate benchmark from the LIBOR to SOFR. Other than the foregoing, the material terms of the interest rate swap agreements remained unchanged, and our election to use practical expedients under ASUs 2020-04 and 2021-01, as described in Note 2 - New Accounting Standards, resulted in no material impacts on our condensed consolidated financial statements. The aggregate notional amount of the interest rate swaps still in effect as of September 30, 2023 was $1,150 million, and the SOFR is fixed at an annual rate of 0.40% to 3.40% (for an annual effective interest rate of 2.15% to 5.15%, including margin).
The interest rate swaps outstanding as of September 30, 2023 hedge a portion of the interest rate exposure resulting from our Term Loan Facility for periods ranging from two to three years. We classified these instruments as cash flow hedges. The effective portion of the gain or loss on the open hedging instrument is recorded in accumulated other comprehensive income and is reclassified into earnings as interest expense, net when settled. The associated asset or liability on the open hedges is recorded at its fair value in other assets or other liabilities, as applicable. The fair value of the interest rate swaps was determined using a discounted cash flow method based on market-based swap yield curves, taking into account current interest rates, and is classified as Level 2 within the fair value hierarchy.

The following table provides the notional amounts, the annual rates, the weighted average annual effective rates, and the fair value of our interest rate derivatives:

(In millions)	Notional Amount	Annual Rate	Weighted Average Annual Effective Rate	Fair Value - Other Current Assets	Fair Value - Other Assets
As of September 30, 2023	$1,150	2.15% to 5.15%	4.38%	$30	$22
As of December 31, 2022⁽¹⁾	$1,150	2.19% to 5.19%	4.42%	$25	$23

(1)Based on the interest rate swaps prior to the amendments entered into in February 2023, which was based on the LIBOR as of December 31, 2022.
Note 6 – Stock-based Compensation
Our equity incentive plan was established in 2020, for purposes of granting stock-based compensation awards to certain members of our senior management, our non-executive directors and to certain employees, to incentivize their performance and align their interests with ours. We have granted restricted stock units (“RSUs”) to certain employees and non-employee directors that have a service-based vesting condition. In addition, we have granted performance stock units (“PSUs”) to certain members of management that have a performance-based vesting condition. We account for forfeitures of outstanding but unvested grants in the period they occur. A maximum of 10.5 million shares of common stock were initially available for issuance under equity incentive awards granted pursuant to the plan. In the three and nine months ended September 30, 2023, zero and 0.2 million RSUs and zero and 0.2 million PSUs were granted, respectively.
As of September 30, 2023, there were stock-based compensation awards representing 0.7 million shares outstanding compared to 0.4 million shares outstanding as of December 31, 2022. Stock-based compensation expense was $3 million and $10 million for the three and nine months ended September 30, 2023, respectively, compared to zero and $4 million in the comparable prior year periods.
Note 7 – Commitments and Contingencies
Legal Proceedings:
We are from time to time party to litigation, legal proceedings and tax examinations arising from our operations. Most of these matters involve allegations of damages against us relating to employment matters, consumer complaints, personal injury and commercial or contractual disputes. We record estimates for claims and proceedings that constitute a present obligation when it is probable that an outflow of resources will be required to settle the obligation and a reliable estimate of such obligation can be made. While it is not possible to predict the outcome of any of these matters, based on our assessment of the facts and circumstances as of September 30, 2023, we do not believe any of these matters, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows. However, actual outcomes may differ from those expected and could have a material effect on our financial position, results of operations or cash flows in a future period.

Note 8 – Accumulated Other Comprehensive Income
The following table summarizes the changes in our balances of each component of accumulated other comprehensive income.

(In millions)	Currency Translation Adjustments	Employee Benefit Plans	Interest Rate Derivatives	Accumulated Other Comprehensive Income
Balance as of December 31, 2021	$(6)	$12	$4	$10
Gain arising during the period	—	—	9	9
Reclassification to earnings	—	—	—	—
Effect of deferred taxes	—	—	(2)	(2)
Balance as of March 31, 2022	$(6)	$12	$11	$17
Gain arising during the period	—	—	5	5
Reclassification to earnings	—	(1)	—	(1)
Effect of deferred taxes	—	—	(1)	(1)
Balance as of June 30, 2022	$(6)	$11	$15	$20
Gain (loss) arising during the period	(2)	—	34	32
Reclassification to earnings	—	—	(3)	(3)
Effect of deferred taxes	—	—	(7)	(7)
Balance as of September 30, 2022	$(8)	$11	$39	$42

Balance as of December 31, 2022	$(7)	$23	$36	$52
Loss arising during the period	—	—	(10)	(10)
Reclassification to earnings	—	(1)	(6)	(7)
Effect of deferred taxes	—	—	4	4
Balance as of March 31, 2023	(7)	22	24	39
Gain arising during the period	—	—	25	25
Reclassification to earnings	—	(1)	(7)	(8)
Effect of deferred taxes	—	—	(4)	(4)
Balance as of June 30, 2023	(7)	21	38	52
Gain arising during the period	—	—	9	9
Reclassification to earnings	—	(1)	(8)	(9)
Effect of deferred taxes	—	—	—	—
Balance as of September 30, 2023	$(7)	$20	$39	$52

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
Transactions between segments are at negotiated prices.

	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Segment Total	Unallocated(1)	Total
Three Months Ended September 30, 2023	(in millions)
Net revenues	$312	$241	$233	$147	$933	$2	$935
Intersegment revenues	—	3	—	5	8	(8)	—
Total segment net revenues	$312	$244	$233	$152	$941	$(6)	$935
Adjusted EBITDA	51	71	41	31	194
Depreciation and amortization	8	5	4	5	22	9	31

	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Segment Total	Unallocated(1)	Total
Three Months Ended September 30, 2022	(in millions)
Net revenues	$327	$234	$251	$154	$966	$1	$967
Intersegment revenues	—	3	—	1	4	(4)	—
Total segment net revenues	$327	$237	$251	$155	$970	$(3)	$967
Adjusted EBITDA	33	44	24	23	124
Depreciation and amortization	6	5	4	6	21	9	30

	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Segment Total	Unallocated(1)	Total
Nine Months Ended September 30, 2023	(in millions)
Net revenues	$916	$697	$708	$433	$2,754	$(4)	$2,750
Intersegment revenues	—	8	—	8	16	(16)	—
Total segment net revenues	$916	$705	$708	$441	$2,770	$(20)	$2,750
Adjusted EBITDA	94	188	117	78	477
Depreciation and amortization	22	15	12	16	65	27	92

	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Segment Total	Unallocated(1)	Total
Nine Months Ended September 30, 2022	(in millions)
Net revenues	$889	$696	$701	$443	$2,729	$—	$2,729
Intersegment revenues	—	8	—	4	12	(12)	—
Total segment net revenues	$889	$704	$701	$447	$2,741	$(12)	$2,729
Adjusted EBITDA	97	135	72	67	371
Depreciation and amortization	18	14	12	17	61	26	87

Segment assets consisted of the following:

	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Segment Total	Unallocated(1)	Total
	(in millions)
As of September 30, 2023	$595	$262	$224	$236	$1,317	$3,521	$4,838
As of December 31, 2022	646	314	226	274	1,460	3,469	4,929

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
The following table presents a reconciliation of segment Adjusted EBITDA to GAAP income before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)		(in millions)
Segment Adjusted EBITDA	$194	$124	$477	$371
Corporate / unallocated expenses	(29)	(8)	(79)	(25)
	165	116	398	346
Adjustments to reconcile to GAAP income before income taxes
Depreciation and amortization	(31)	(30)	(92)	(87)
Interest expense, net	(31)	(20)	(91)	(48)
IPO and separation-related costs	—	(3)	—	(10)
Consolidated GAAP income before income taxes	$103	$63	$215	$201
Information in Relation to Products
Net revenues by product line are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)		(in millions)
Waste and storage products (1)	$396	$392	$1,146	$1,151
Cooking products	312	327	916	889
Tableware	233	251	708	701
Unallocated	(6)	(3)	(20)	(12)
Net revenues	$935	$967	$2,750	$2,729

(1)Waste and storage products are comprised of our Hefty Waste & Storage and Presto Products segments.
Our different product lines are generally sold to a common group of customers. For all product lines, there is a relatively short time period between the receipt of the order and the transfer of control over the goods to the customer.

Note 10 – Related Party Transactions
Packaging Finance Limited (“PFL”) owns the majority of our outstanding common stock and owns the majority of the outstanding common stock of Pactiv Evergreen Inc. and its subsidiaries (“PEI Group”). We sell and purchase various goods and services with PEI Group under contractual arrangements that expire over a variety of periods through December 31, 2027. During the nine months ended September 30, 2023, we amended these contractual arrangements with PEI Group, which, among other things, extended the expiration date for certain arrangements. Transactions between us and PEI Group are described below.
For the three and nine months ended September 30, 2023, revenues from products sold to PEI Group were $21 million and $61 million, respectively, compared to $29 million and $77 million in the comparable prior year periods. For the three and nine months ended September 30, 2023, products purchased from PEI Group were $92 million and $291 million, respectively, compared to $101 million and $294 million in the comparable prior year periods. For the three and nine months ended September 30, 2023, PEI Group charged us freight and warehousing costs of $9 million and $28 million, respectively, compared to $12 million and $42 million in the comparable prior year periods, which were included in cost of sales. The resulting related party receivables and payables are settled regularly in the normal course of business.
Furthermore, $36 million of the dividends paid during each of the three months ended September 30, 2023 and September 30, 2022, and $107 million of the dividends paid during each of the nine months ended September 30, 2023 and September 30, 2022, were paid to PFL.

Note 11 – Subsequent Events
Quarterly Cash Dividend
On October 26, 2023, our Board of Directors approved a cash dividend of $0.23 per common share to be paid on November 30, 2023 to shareholders of record on November 16, 2023.
Term Loan Facility
Subsequent to September 30, 2023, we made a voluntary principal payment of $100 million related to our Term Loan Facility.
Except as described above, there have been no events subsequent to September 30, 2023 which would require accrual or disclosure in these condensed consolidated financial statements.

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

Overview
Total net revenues decreased 3% in the three months ended September 30, 2023 compared to the same period in 2022. The revenue decrease was primarily due to lower volume, slightly offset by higher pricing due to previously implemented pricing actions. Total net revenues increased 1% in the nine months ended September 30, 2023 compared to the same period in 2022. The revenue increase was primarily due to higher pricing due to previously implemented pricing actions, partially offset by lower volume.
During the three months ended September 30, 2023, our net income improved by 63% compared to the prior year period, primarily driven by higher pricing due to previously implemented pricing actions and lower material and manufacturing costs, as well as lower logistics costs. These were partially offset by higher selling, general and administrative expenses, interest expense and income tax expense.
During the nine months ended September 30, 2023, our net income improved by 6% compared to the prior year period, primarily driven by higher pricing due to previously implemented pricing actions and lower material and manufacturing costs, as well as lower logistics costs. These were partially offset by higher selling, general and administrative expenses, interest expense and income tax expense.
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

The following table presents a reconciliation of our net income, the most directly comparable GAAP financial measure, to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
	(in millions)		(in millions)
Net income – GAAP	$78	$48	$161	$152
Income tax expense	25	15	54	49
Interest expense, net	31	20	91	48
Depreciation and amortization	31	30	92	87
IPO and separation-related costs ⁽¹⁾	—	3	—	10
Adjusted EBITDA (Non-GAAP)	$165	$116	$398	$346

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

The following tables present reconciliations of our net income and diluted EPS, the most directly comparable GAAP financial measures, to Adjusted Net Income and Adjusted EPS:

	Three Months Ended September 30, 2023			Three Months Ended September 30, 2022
(in millions, except for per share data)	Net Income	Diluted Shares	Diluted EPS	Net Income	Diluted Shares	Diluted EPS
As Reported - GAAP	$78	210	$0.37	$48	210	$0.23
Adjustments:
IPO and separation-related costs ⁽¹⁾	—	210	—	2	210	0.01
Adjusted (Non-GAAP)	$78	210	$0.37	$50	210	$0.24

(1)Amount is after tax, calculated using a tax rate of 24.0% for the three months ended September 30, 2022, which was our effective tax rate for the period presented.

	Nine Months Ended September 30, 2023			Nine Months Ended September 30, 2022
(in millions, except for per share data)	Net Income	Diluted Shares	Diluted EPS	Net Income	Diluted Shares	Diluted EPS
As Reported - GAAP	$161	210	$0.77	$152	210	$0.72
Adjustments:
IPO and separation-related costs ⁽¹⁾	—	210	—	8	210	0.04
Adjusted (Non-GAAP)	$161	210	$0.77	$160	210	$0.76

(1)Amount is after tax, calculated using a tax rate of 24.5% for the nine months ended September 30, 2022, which was our effective tax rate for the period presented.

Results of Operations – Three Months Ended September 30, 2023
The following discussion should be read in conjunction with our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Detailed comparisons of revenue and results are presented in the discussions of the operating segments, which follow our consolidated results discussion.

Aggregation of Segment Revenue and Adjusted EBITDA

(in millions)	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Unallocated⁽[1]⁾	Total Reynolds Consumer Products
Net revenues for the three months ended September 30:
2023	$312	$244	$233	$152	$(6)	$935
2022	327	237	251	155	(3)	967
Adjusted EBITDA⁽²⁾ for the three months ended September 30:
2023	$51	$71	$41	$31	$(29)	$165
2022	33	44	24	23	(8)	116

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

Three Months Ended September 30, 2023 Compared with the Three Months Ended September 30, 2022
Total Reynolds Consumer Products

	For the Three Months Ended September 30,
(in millions, except for %)	2023	% of Revenue	2022	% of Revenue	Change	% Change
Net revenues	$914	98%	$938	97%	$(24)	(3)%
Related party net revenues	21	2%	29	3%	(8)	(28)%
Total net revenues	935	100%	967	100%	(32)	(3)%
Cost of sales	(686)	(73)%	(789)	(82)%	103	13%
Gross profit	249	27%	178	18%	71	40%
Selling, general and administrative expenses	(115)	(12)%	(90)	(9)%	(25)	(28)%
Other expense, net	—	—%	(5)	(1)%	5	NM
Income from operations	134	14%	83	9%	51	61%
Interest expense, net	(31)	(3)%	(20)	(2)%	(11)	(55)%
Income before income taxes	103	11%	63	7%	40	63%
Income tax expense	(25)	(3)%	(15)	(2)%	(10)	(67)%
Net income	$78	8%	$48	5%	$30	63%
Adjusted EBITDA ⁽¹⁾	$165	18%	$116	12%	$49	42%
_________________________________________
NM - Percentage change is not meaningful.
(1)Adjusted EBITDA is a non-GAAP measure. See “Non-GAAP Measures” for details, including a reconciliation between net income and Adjusted EBITDA.

Components of Change in Net Revenues for the Three Months Ended September 30, 2023 vs. the Three Months Ended September 30, 2022

	Price	Volume/Mix	Total
Reynolds Cooking & Baking	(2)%	(3)%	(5)%
Hefty Waste & Storage	2%	1%	3%
Hefty Tableware	4%	(11)%	(7)%
Presto Products	1%	(3)%	(2)%
Total RCP	1%	(4)%	(3)%

Total Net Revenues. Total net revenues decreased by $32 million, or 3%, to $935 million. The decrease was primarily driven by lower volume, slightly offset by higher pricing due to previously implemented pricing actions.

Cost of Sales. Cost of sales decreased by $103 million, or 13%, to $686 million. The decrease was primarily driven by lower volume and lower material and manufacturing costs, as well as lower logistics costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $25 million, or 28%, to $115 million, primarily due to higher personnel costs, advertising costs and professional fees.

Other expense, net. Other expense, net decreased by $5 million, or 100%, to zero primarily due to IPO and separation-related costs in the prior year period that did not reoccur in the current year period.

Interest Expense, Net. Interest expense, net increased by $11 million, or 55%, to $31 million. The increase was due to higher interest rates.

Income Tax Expense. We recognized income tax expense of $25 million on income before income taxes of $103 million (an effective tax rate of 24.5%) for the three months ended September 30, 2023 compared to income tax expense of $15 million on income before income taxes of $63 million (an effective tax rate of 24.0%) for the three months ended September 30, 2022.

Adjusted EBITDA. Adjusted EBITDA increased by $49 million, or 42%, to $165 million. The increase in Adjusted EBITDA was primarily due to higher pricing due to previously implemented pricing actions and lower material and manufacturing costs, as well as lower logistics costs, partially offset by higher selling, general and administrative expenses.
Segment Information
Reynolds Cooking & Baking

	For the Three Months Ended September 30,
(in millions, except for %)	2023	2022	Change	% Change
Total segment net revenues	$312	$327	$(15)	(5)%
Segment Adjusted EBITDA	51	33	18	55%
Segment Adjusted EBITDA Margin	16%	10%

Total Segment Net Revenues. Reynolds Cooking & Baking total segment net revenues decreased by $15 million, or 5%, to $312 million. The decrease in net revenues was due to lower volume and lower pricing, primarily in non-retail sales.
Adjusted EBITDA. Reynolds Cooking & Baking Adjusted EBITDA increased by $18 million, or 55%, to $51 million. The increase in Adjusted EBITDA was primarily driven by lower material and manufacturing costs, partially offset by lower pricing and higher advertising costs.

Hefty Waste & Storage

	For the Three Months Ended September 30,
(in millions, except for %)	2023	2022	Change	% Change
Total segment net revenues	$244	$237	$7	3%
Segment Adjusted EBITDA	71	44	27	61%
Segment Adjusted EBITDA Margin	29%	19%

Total Segment Net Revenues. Hefty Waste & Storage total segment net revenues increased by $7 million, or 3%, to $244 million. The increase in net revenues was primarily due to higher pricing due to previously implemented pricing actions.
Adjusted EBITDA. Hefty Waste & Storage Adjusted EBITDA increased by $27 million, or 61%, to $71 million. The increase in Adjusted EBITDA was primarily driven by higher pricing due to previously implemented pricing actions and lower material and manufacturing costs, as well as lower logistics costs.
Hefty Tableware

	For the Three Months Ended September 30,
(in millions, except for %)	2023	2022	Change	% Change
Total segment net revenues	$233	$251	$(18)	(7)%
Segment Adjusted EBITDA	41	24	17	71%
Segment Adjusted EBITDA Margin	18%	10%

Total Segment Net Revenues. Hefty Tableware total segment net revenues decreased by $18 million, or 7%, to $233 million. The decrease in net revenues was primarily due to lower volume, partially offset by higher pricing due to previously implemented pricing actions.
Adjusted EBITDA. Hefty Tableware Adjusted EBITDA increased by $17 million, or 71%, to $41 million. The increase in Adjusted EBITDA was primarily driven by higher pricing due to previously implemented pricing actions and lower material and manufacturing costs, as well as lower logistics costs, partially offset by higher advertising costs.
Presto Products

	For the Three Months Ended September 30,
(in millions, except for %)	2023	2022	Change	% Change
Total segment net revenues	$152	$155	$(3)	(2)%
Segment Adjusted EBITDA	31	23	8	35%
Segment Adjusted EBITDA Margin	20%	15%

Total Segment Net Revenues. Presto Products total segment net revenues decreased by $3 million, or 2%, to $152 million. The decrease in net revenues was primarily due to lower volume.
Adjusted EBITDA. Presto Products Adjusted EBITDA increased by $8 million, or 35%, to $31 million. The increase in Adjusted EBITDA was primarily driven by lower material and manufacturing costs, as well as lower logistics costs.

Results of Operations – Nine Months Ended September 30, 2023
The following discussion should be read in conjunction with our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Detailed comparisons of revenue and results are presented in the discussions of the operating segments, which follow our consolidated results discussion.
Aggregation of Segment Revenue and Adjusted EBITDA

(in millions)	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Unallocated⁽[1]⁾	Total Reynolds Consumer Products
Net revenues for the nine months ended September 30:
2023	$916	$705	$708	$441	$(20)	$2,750
2022	889	704	701	447	(12)	2,729
Adjusted EBITDA⁽²⁾ for the nine months ended September 30:
2023	$94	$188	$117	$78	$(79)	$398
2022	97	135	72	67	(25)	346

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

Nine Months Ended September 30, 2023 Compared with the Nine Months Ended September 30, 2022
Total Reynolds Consumer Products

	For the Nine Months Ended September 30,
(in millions, except for %)	2023	% of Revenue	2022	% of Revenue	Change	% Change
Net revenues	$2,689	98%	$2,652	97%	$37	1%
Related party net revenues	61	2%	77	3%	(16)	(21)%
Total net revenues	2,750	100%	2,729	100%	21	1%
Cost of sales	(2,117)	(77)%	(2,199)	(81)%	82	4%
Gross profit	633	23%	530	19%	103	19%
Selling, general and administrative expenses	(327)	(12)%	(264)	(10)%	(63)	(24)%
Other expense, net	—	—%	(17)	(1)%	17	100%
Income from operations	306	11%	249	9%	57	23%
Interest expense, net	(91)	(3)%	(48)	(2)%	(43)	(90)%
Income before income taxes	215	8%	201	7%	14	7%
Income tax expense	(54)	(2)%	(49)	(2)%	(5)	(10)%
Net income	$161	6%	$152	6%	$9	6%
Adjusted EBITDA ⁽¹⁾	$398	14%	$346	13%	$52	15%

(1)Adjusted EBITDA is a non-GAAP measure. See “Non-GAAP Measures” for details, including a reconciliation between net income and Adjusted EBITDA.

Components of Change in Net Revenues for the Nine Months Ended September 30, 2023 vs. the Nine Months Ended September 30, 2022

	Price	Volume/Mix	Total
Reynolds Cooking & Baking	(1)%	4%	3%
Hefty Waste & Storage	3%	(3)%	—%
Hefty Tableware	9%	(8)%	1%
Presto Products	1%	(2)%	(1)%
Total RCP	3%	(2)%	1%

Total Net Revenues. Total net revenues increased by $21 million, or 1%, to $2,750 million. The increase was primarily driven by higher pricing due to previously implemented pricing actions, partially offset by lower volume.

Cost of Sales. Cost of sales decreased by $82 million, or 4%, to $2,117 million. The decrease was driven by lower volume and lower material and manufacturing costs, as well as lower logistics costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $63 million, or 24%, to $327 million primarily due to higher personnel costs, advertising costs and professional fees.

Other expense, net. Other expense, net decreased by $17 million, or 100%, to zero primarily due to IPO and separation-related costs and changes in our deferred compensation plan assets in the prior year period that did not reoccur in the current year period.

Interest Expense, Net. Interest expense, net increased by $43 million, or 90%, to $91 million due to higher interest rates.

Income Tax Expense. We recognized income tax expense of $54 million on income before income taxes of $215 million (an effective tax rate of 24.9%) for the nine months ended September 30, 2023 compared to income tax expense of $49 million on income before income taxes of $201 million (an effective tax rate of 24.5%) for the nine months ended September 30, 2022.
Adjusted EBITDA. Adjusted EBITDA increased by $52 million, or 15%, to $398 million. The increase in Adjusted EBITDA was primarily attributable to higher pricing due to previously implemented pricing actions and lower material and manufacturing costs, as well as lower logistics costs, partially offset by higher selling, general and administrative expenses.
Segment Information
Reynolds Cooking & Baking

	For the Nine Months Ended September 30,
(in millions, except for %)	2023	2022	Change	% Change
Total segment net revenues	$916	$889	$27	3%
Segment Adjusted EBITDA	94	97	(3)	(3)%
Segment Adjusted EBITDA Margin	10%	11%

Total Segment Net Revenues. Reynolds Cooking & Baking total segment net revenues increased by $27 million, or 3%, to $916 million. The increase in net revenues was primarily driven by higher volume, slightly offset by lower pricing. Retail sales increased $58 million compared to the prior year period while non-retail sales, which are consistently low margin, were down $31 million compared to the prior year period.
Adjusted EBITDA. Reynolds Cooking & Baking Adjusted EBITDA decreased by $3 million, or 3%, to $94 million. The decrease in Adjusted EBITDA was primarily driven by higher material and manufacturing costs, partially offset by higher volume.

Hefty Waste & Storage

	For the Nine Months Ended September 30,
(in millions, except for %)	2023	2022	Change	% Change
Total segment net revenues	$705	$704	$1	—%
Segment Adjusted EBITDA	188	135	53	39%
Segment Adjusted EBITDA Margin	27%	19%

Total Segment Net Revenues. Hefty Waste & Storage total segment net revenues increased by $1 million, to $705 million. The increase in net revenues was primarily driven by higher pricing due to previously implemented pricing actions, mostly offset by lower volume.
Adjusted EBITDA. Hefty Waste & Storage Adjusted EBITDA increased by $53 million, or 39%, to $188 million. The increase in Adjusted EBITDA was primarily driven by higher pricing due to previously implemented pricing actions and lower material and manufacturing costs, partially offset by lower volume and higher advertising costs.
Hefty Tableware

	For the Nine Months Ended September 30,
(in millions, except for %)	2023	2022	Change	% Change
Total segment net revenues	$708	$701	$7	1%
Segment Adjusted EBITDA	117	72	45	63%
Segment Adjusted EBITDA Margin	17%	10%

Total Segment Net Revenues. Hefty Tableware total segment net revenues increased by $7 million, or 1%, to $708 million. The increase in net revenues was primarily driven by higher pricing due to previously implemented pricing actions, mostly offset by lower volume.
Adjusted EBITDA. Hefty Tableware Adjusted EBITDA increased by $45 million, or 63%, to $117 million. The increase in Adjusted EBITDA was primarily driven by higher pricing due to previously implemented pricing actions and lower logistics costs, partially offset by lower volume and higher material and manufacturing costs.
Presto Products

	For the Nine Months Ended September 30,
(in millions, except for %)	2023	2022	Change	% Change
Total segment net revenues	$441	$447	$(6)	(1)%
Segment Adjusted EBITDA	78	67	11	16%
Segment Adjusted EBITDA Margin	18%	15%

Total Segment Net Revenues. Presto Products total segment net revenues decreased by $6 million, or 1%, to $441 million. The decrease in net revenues was primarily driven by lower volume.
Adjusted EBITDA. Presto Products Adjusted EBITDA increased by $11 million, or 16%, to $78 million. The increase in Adjusted EBITDA was primarily driven by lower material and manufacturing costs, as well as lower logistics costs, partially offset by lower volume.

Liquidity and Capital Resources
Our principal sources of liquidity are existing cash and cash equivalents, cash generated from operating activities and available borrowings under the Revolving Facility.
The following table discloses our cash flows for the periods presented:

	For the Nine Months Ended September 30,
(in millions)	2023	2022
Net cash provided by operating activities	$423	$118
Net cash used in investing activities	(77)	(86)
Net cash used in financing activities	(260)	(163)
Increase (decrease) in cash and cash equivalents	$86	$(131)

Cash provided by operating activities
Net cash from operating activities increased by $305 million to $423 million in the nine months ended September 30, 2023. The increase was primarily driven by improved earnings and a reduction in working capital.
Cash used in investing activities
Net cash used in investing activities decreased by $9 million to $77 million. The decrease was driven primarily by decreased cash outlays for capital expenditures.
Cash used in financing activities
Net cash used in financing activities increased by $97 million, to $260 million. The increase was primarily attributable to a voluntary principal payment of $100 million related to our Term Loan Facility that was made during the third quarter of 2023.
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
As of September 30, 2023, the outstanding balance under the Term Loan Facility was $1,995 million. As of September 30, 2023, we had no outstanding borrowings under the Revolving Facility, and we had $6 million of letters of credit outstanding, which reduces the borrowing capacity under the Revolving Facility.
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
During 2020 and 2022, we entered into a series of interest rate swaps to fix the LIBOR of our External Debt Facilities. On February 28, 2023, we amended our interest rate swaps to replace the interest rate benchmark from the LIBOR to SOFR. Other than the foregoing, the material terms of the interest rate swap agreements remained unchanged, and our election to use practical expedients under ASUs 2020-04 and 2021-01 resulted in no material impacts on the condensed consolidated financial statements. The aggregate notional amount of our interest rate swaps still in effect as of September 30, 2023 was $1,150 million, and the SOFR is fixed at an annual rate of 0.40% to 3.40% (for an annual effective interest rate of 2.15% to 5.15%, including margin). These interest rate swaps hedge a portion of the interest rate exposure resulting from our Term Loan Facility for periods ranging from two to three years.
Prepayments
The Term Loan Facility contains customary mandatory prepayments, including with respect to excess cash flow, asset sale proceeds and proceeds from certain incurrences of indebtedness.
The Borrower may voluntarily repay outstanding loans under the Term Loan Facility at any time without premium or penalty, other than customary breakage costs with respect to SOFR based loans. During the third quarter of 2023, we made a voluntary principal payment of $100 million related to the Term Loan Facility, which was not subject to a prepayment premium.
Subsequent to September 30, 2023, we made an additional voluntary principal payment of $100 million related to the Term Loan Facility, which was not subject to a prepayment premium.
Amortization and maturity
The Term Loan Facility matures in February 2027. The Term Loan Facility amortizes in equal quarterly installments of $6 million, which commenced in June 2020, with the balance payable on maturity. During the three months ended September 30, 2023, we made a voluntary principal payment of $100 million related to our Term Loan Facility, which was first applied to pay the remaining quarterly amortization payments in full, with the residual balance applied to the outstanding principal balance due at maturity. The Revolving Facility matures in February 2025.
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
Accounts Receivable Factoring
Our accounts receivable factoring agreement with JP Morgan Chase Bank, N.A. allows us to sell certain accounts receivable up to $190 million. We had no outstanding balance owed under the factoring arrangement as of September 30, 2023. Transactions under this agreement are accounted for as sales of accounts receivable, and the receivables sold are removed from the condensed consolidated balance sheet at the time of the sales transaction. We classify the proceeds received from the sales of accounts receivable as an operating cash flow in the condensed consolidated statement of cash flows. We record the discount as other expense, net in the condensed consolidated statement of income.

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
All outstanding amounts related to suppliers participating in the SCF are recorded within accounts payable in the condensed consolidated balance sheet and the associated payments are included as an operating cash flow in the condensed consolidated statement of cash flows. As of September 30, 2023, the amount of obligations outstanding that we have confirmed as valid under the SCF was $18 million.
Dividends
During the three and nine months ended September 30, 2023, cash dividends of $0.23 and $0.69 per share, respectively, were declared and paid. On October 26, 2023, a quarterly cash dividend of $0.23 per share was declared and is to be paid on November 30, 2023. We expect to continue paying cash dividends on a quarterly basis; however, future dividends are at the discretion of our Board of Directors and will depend upon our earnings, capital requirements, financial condition, contractual limitations (including under the Term Loan Facility) and other factors.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
See “Item 7A: Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2022. During the nine months ended September 30, 2023, there have been no material changes in our exposure to market risk.
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
In connection with the preparation of this report, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2023, our disclosure controls and procedures were effective.
b)Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities, Use of Proceeds, and Issuer Purchases of Equity Securities.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
During the three months ended September 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as identified in Item 408(c) of Regulation S-K).

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
10.1
Offer Letter, dated as of September 15, 2023, by and between Reynolds Consumer Products Inc. and Scott E. Huckins (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 12, 2023)

10.2
Employment Agreement, effective October 23, 2023, by and between Reynolds Consumer Products LLC and Scott E. Huckins (including the Restrictive Covenant Agreement attached thereto) (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on October 12, 2023)

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
November 8, 2023