Form 10-K
period 2023-12-31
Reynolds Consumer Products Inc.
filed 2024-02-07
CIK 1786431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 30, 2023, the aggregate market value of the registrant’s common stock held by non-affiliates (shareholders other than executive officers, directors or holders of more than 10% of the outstanding stock of the registrant) was approximately $1,518 million, based on the closing price of the registrant’s common stock on such date. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purposes.
The registrant had 210,009,461 shares of common stock, $0.001 par value, outstanding as of January 31, 2024.
Documents incorporated by reference: Portions of the Registrant’s definitive proxy statement relating to its 2024 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

REYNOLDS CONSUMER PRODUCTS INC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “intends,” “outlook,” “forecast”, “position”, “committed,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “model”, “assumes,” “confident,” “look forward,” “potential” “on track”, or “continue,” or the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including those risks and uncertainties discussed in Item 1A. “Risk Factors.” You should specifically consider the numerous risks outlined in the “Risk Factors” section. These risks and uncertainties include factors related to:

•changes in consumer preferences, lifestyle, economic circumstances and environmental concerns;
•relationships with our major customers, consolidation of our customer bases and loss of a significant customer;
•competition and pricing pressures;
•loss of, or disruption at, any of our key manufacturing facilities;
•our suppliers of raw materials and any interruption in our supply of raw materials;
•loss due to an accident, labor issues, weather conditions, natural disaster, or a disease outbreak, including epidemics, pandemics or similar widespread public health concerns;
•costs of raw materials, energy, labor and freight, including the impact of tariffs, trade sanctions and similar matters affecting our importation of certain raw materials;
•labor shortages and increased labor costs;
•our ability to develop and maintain brands that are critical to our success;
•economic downturns in our target markets;
•our ability to acquire businesses;
•impacts from inflationary trends;
•difficulty meeting our sales growth objectives and innovation goals; and
•changes in market interest rates and the availability of capital.
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

PART I
ITEM 1. BUSINESS
In this Annual Report on Form 10-K, “Reynolds Consumer Products,” “RCP,” the “Company,” “we,” “us” and “our” refer to Reynolds Consumer Products Inc. and its consolidated subsidiaries. Reynolds Consumer Products Inc., formerly known as RenPac Holdings Inc., was incorporated in the state of Delaware on September 26, 2011.

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
We are a market-leading consumer products company with a presence in 95% of households across the United States. We produce and sell products across three broad categories: cooking products, waste and storage products and tableware. We sell our products under iconic brands such as Reynolds and Hefty, and also under store brands that are strategically important to our retail partners. Overall, across both our branded and store brand offerings, we hold the #1 or #2 U.S. market share position in the majority of product categories in which we participate. Over 65% of our revenue comes from products that are #1 in their respective categories. We have developed our market-leading position by investing in our product categories, championing the categories in partnership with our retail partners and consistently developing innovative products to meet the evolving needs and preferences of the modern consumer.
Our mix of branded and store brand products is a key competitive advantage that aligns our goal of growing the overall product categories where we have offerings. Our retail partners also measure their success in category growth, which positions us as a trusted strategic partner.
Our products are typically used in the homes of consumers of all demographics on a frequent basis and meet the convenience-oriented preferences of consumers across a broad range of household activities. Our products help simplify daily life by assisting with cooking, serving, clean-up and storage through a range of product offerings. Our diverse portfolio includes a wide range of products, including aluminum foil, parchment paper, disposable bakeware, trash bags, food storage bags and disposable tableware. Our products are known for their quality, which is recognized by our consumers and retail partners alike. Our Reynolds and Hefty brands have preeminent positions in their categories and carry strong brand recognition in household aisles. These factors generate consumer loyalty, which affords us the opportunity to develop and launch new products that expand usage occasions and transition our portfolio into adjacent categories.

We have strong relationships with a diverse set of retail partners including leading grocery stores, mass merchants, warehouse clubs, discount chains, dollar stores, drug stores, home improvement stores, military outlets and eCommerce retailers. Our relationships with our retail partners have been built on a long history of trust. Our portfolio of branded and store brand products allows our retail partners to manage multiple household aisles with a single vendor. Many of our products have had a prominent position on the shelves of major retailers for decades and have become an integral part of household aisles. We believe our strong brand recognition and customer loyalty lead to robust product performance.

Our brands have #1 market share positions across nearly all our categories
Category	Brand	Position
Aluminum foil (U.S.)
Aluminum foil (Canada)
Parchment paper
Wax paper
Slow cooker liners
Oven bags
Freezer paper
Slider bags
Party cups
Foam dishes
Trash bags
_____________________________________
Source: Circana Dollar Sales MULO latest 52 weeks ended December 31, 2023 and Nielsen MarketTrack latest 52 weeks ended December 30, 2023.

Our Segments

We manage our operations in four reportable segments: Reynolds Cooking & Baking, Hefty Waste & Storage, Hefty Tableware and Presto Products.

•Reynolds Cooking & Baking: Through our Reynolds Cooking & Baking segment, we sell both branded and store brand aluminum foil, disposable aluminum pans, parchment paper, freezer paper, wax paper, butcher paper, plastic wrap, baking cups, oven bags and slow cooker liners. Our branded products are sold under the Reynolds Wrap, Reynolds KITCHENS and EZ Foil brands in the United States and selected international markets, under the ALCAN brand in Canada and under the Diamond brand outside of North America. With our flagship Reynolds Wrap products, we hold the #1 market position in the U.S. consumer foil market measured by retail sales and volume. We also hold the #1 market position in the Canadian branded foil market under the ALCAN brand. We have no significant branded competitor in this market. Reynolds is one of the most recognized household brands in the United States and has been the top trusted brand in the consumer foil market for over 75 years, with greater than 50% market share in most of its categories.

•Hefty Waste & Storage: Through our Hefty Waste & Storage segment, we produce both branded and store brand trash and food storage bags. Hefty is a well-recognized leader in the trash bag and food storage bag categories and our private label products offer value to our retail partners. Our branded products are sold under the Hefty Ultra Strong and Hefty Strong brands for trash bags, and as the Hefty and Baggies brands for our food storage bags. Hefty has 99% brand awareness and is most commonly identified with the Brand's famous “Hefty! Hefty! Hefty!” slogan. We have the #1 branded market share in the U.S. large black trash bag and slider bag segments, and the #2 branded market share in the tall kitchen trash bag segment. Our robust product portfolio in this segment includes a full suite of products, including sustainable solutions such as compostable bags, bags made from recycled materials and orange bags through the Hefty ReNew Program.

•Hefty Tableware: Through our Hefty Tableware segment, we sell both branded and store brand disposable and compostable plates, bowls, platters, cups and cutlery. Our Hefty branded products include dishes and party cups. Hefty branded party cups are the #1 party cup in America measured by market share. Our branded products use our Hefty brand to represent both quality and great value, and we bring this same quality and value promise to all of our store brands as well. We sell across a broad range of materials and price points in all retail channels, allowing our consumers to select the product that best suits their price, function and aesthetic needs. These materials include sustainable solutions, such as Hefty ECOSAVE and Hefty Compostable Printed Paper Plates. In 2023, we also tapped into the nostalgia trend and brought back Zoo Pals plates, garnering 3.7 billion media impressions.

•Presto Products: Through our Presto Products segment, we primarily sell store brand products in four main categories: food storage bags, trash bags, reusable storage containers and plastic wrap. Presto Products is a market leader in food storage bags and differentiates itself by providing access to category management, consumer insights, marketing, merchandising and research and development (“R&D”) resources. Presto Products was the first in the U.S. market to offer a store branded sandwich bag made with an approximately 20% proprietary blend of plant and ocean, renewable materials. Our Presto Products segment also includes our specialty business, which serves other consumer products companies by providing Fresh-Lock and Slide-Rite resealable closure systems.

Our Products

Our portfolio consists of three main product groups: waste and storage products, cooking products and tableware. Our consolidated net revenues by product line for fiscal years 2023, 2022 and 2021 were as follows:

	For the Years Ended December 31,
(in millions)	2023	2022	2021
Waste and storage (1)	$1,535	$1,550	$1,448
Cooking products	1,273	1,287	1,314
Tableware	967	1,000	815
Unallocated	(19)	(20)	(21)
Net revenues	$3,756	$3,817	$3,556
(1)Waste and storage products are comprised of our Hefty Waste & Storage and Presto Products segments.

Customers
Our customer base includes leading grocery stores, mass merchants, warehouse clubs, discount chains, dollar stores, drug stores, home improvement stores, military outlets and eCommerce retailers. We sell both branded and store brand products across our customer base. We generally sell our branded products pursuant to informal trading policies and our store brand products under one year or multi-year agreements. Walmart accounted for 30%, 30% and 29% and Sam’s Club accounted for 18%, 18% and 15% of our total net revenue in fiscal years 2023, 2022 and 2021, respectively. Walmart and Sam’s Club are affiliated entities. Sales to Walmart are concentrated more heavily in our Hefty Waste & Storage segment, and sales to Sam’s Club are concentrated more heavily in our Hefty Tableware segment.
During fiscal year 2023, sales in North America and the United States represented 99% and 97% of our total sales, respectively.
Sales and Distribution
Through our sales and marketing organization, we are able to manage our relationships with customers at the national, regional and local levels, depending on their needs. We believe that our dedicated sales representatives, category management teams and our participation in both branded and store brand products create a significant competitive advantage.

We have a direct sales force organized by customer type, including national accounts, regional accounts and eCommerce. Our sales force is responsible for sales across each of our segments and our portfolio of branded and store brand products. We complement our internal sales platform by selectively utilizing third-party brokers for certain products and customers. In addition to sales professionals, each of our top 20 customers has a dedicated customer support team, including category management, production planning and transportation teams, as well as customer service representatives.
We utilize two routes of distribution to deliver our products to our customers. In many cases, we ship directly from our warehouses to the customer's distribution center. Given the breadth of our product offerings, we are also able to optimize truckloads and reduce inventory for our retail partners by shipping trucks from mixing centers filled with SKUs across all of our product categories.
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
Competition in our categories is based on a number of factors including brand recognition, price and quality. We benefit from the strength of our brands, a differentiated portfolio of quality branded and store brand products, as well as significant capital investment in our manufacturing facilities. We believe the strong recognition of the Reynolds brand and Hefty brand among U.S. consumers gives us a competitive advantage. In addition, our largest customers choose us for our customer service, category management services and commitment to “Made in the U.S.A.” products.
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

Employees and Human Capital
Our objectives related to an engaged team include successfully identifying, recruiting, onboarding, retaining and incentivizing both new and existing employees. Our talent management and succession planning process includes the identification of primary succession roles based on current and future business strategies, the identification of potential successors, a list of action items and a plan for talent development. As of December 31, 2023, we employed approximately 6,000 people, most of whom are located in our U.S. and Canada manufacturing facilities. Approximately 23% of our employees are covered by collective bargaining agreements. We have not experienced any significant union-related work stoppages over the last ten years. We believe our relationships with our employees and labor unions are satisfactory.
Environmental, Health & Safety: We are committed to protecting the safety, health and security of our employees and that of the environments in which we operate. We are firm in our policy that we will not compromise employee health and safety or the environment for profit or production. We are passionate about health and safety and pride ourselves on our strategy of prevention through proactive risk elimination and reduction. Our cross-functional leaders and team members work collaboratively to identify risks and to develop and implement control measures leveraging engineering solutions and new technology for mitigation. Our safety performance continues to outperform the industry’s average safety performance by a significant margin, and we continue to progress toward our goal of zero incidents through increasing awareness of opportunities for improvement and implementing effective solutions to reduce risks associated with contact with equipment, slips, trips, and falls, as well as ergonomic hazards.
Diversity, Equity & Inclusion: We believe that a diverse, equitable and inclusive organization will enhance the sense of belonging for our colleagues, retail partners, consumers, shareholders and communities. We are committed to building a respectful workplace, educating our colleagues and integrating DE&I within our overall business strategy. Treating others with dignity, empathy and respect are the foundation of our DE&I journey, and we will continue to implement best practices, educate our colleagues on the importance of implementing DE&I strategies, promote a culture where all feel they belong and implement specific solutions to build and retain a more diverse and inclusive experience based upon equity.
Talent Acquisition: We are committed to a diverse and inclusive workplace environment in which individual differences are recognized, respected and appreciated. We provide job opportunities for individual growth in our exciting, dynamic and fast-paced manufacturing plants and corporate office. We have made investments in our Talent Acquisition team to better enable us to source and recruit talent in today’s challenging labor market, assist in a great candidate experience and provide a welcoming new hire onboarding. To support our plants, we have also created a comprehensive hourly employee recruiting strategy and social media plan. In addition, we have invested in tools and resources for a consistent and efficient approach to identifying diverse talent.
Regulatory
As many of our products are used in food packaging, our business is subject to regulations governing products that may contact food in all the countries in which we have operations. Our business is also subject to regulations governing advertising claims related to our products and practices, including regulations concerning representations that products are environmentally-friendly, have less of an environmental impact, or are sustainable. Future regulatory and legislative change can affect the economics of our business activities, lead to changes in operating practices, affect our customers and influence the demand for and the cost of providing products and services to our customers. We have implemented compliance programs and procedures designed to achieve compliance with applicable laws and regulations.
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
In addition, a number of governmental authorities, at the federal, state and local level in the United States and abroad, have implemented, considered, or are expected to consider, legislation aimed at reducing the amount of plastic waste, regulating product content and regulating environmental claims. Our business is subject to regulations that govern matters such as post-consumer recycled content, extended producer responsibility, compostability and recyclability claims, and use of Per- and Polyfluorinated Substances (“PFAS”). We have implemented compliance programs and procedures designed to achieve compliance with applicable laws and regulations.

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
We are also subject to various laws and regulations related to data privacy and protection, including the California Privacy Act of 2018 (“CCPA”) and the European Union’s General Data Protection Regulation (“GDPR”). We have internal programs in place to manage and monitor global compliance with these various requirements.
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
Many of our customers are large and possess significant market leverage, which results in significant downward pricing pressure and can constrain our ability to pass through price increases. We generally sell our branded products pursuant to informal trading policies and our store brand products under one year or multi-year agreements. We do not have written agreements with most of our customers. Our contracts generally do not obligate the customer to purchase any given amount of product. If our major customers reduce purchasing volumes or stop purchasing our products for any reason, our business and results of operations would likely be materially and adversely affected. It is possible that we will lose customers, which may materially and adversely affect our business, financial condition and results of operations.
We rely on a relatively small number of customers for a significant portion of our revenue. In 2023, sales to our top ten customers accounted for 72% of our total revenue, and our two largest customers, Walmart and Sam’s Club, individually accounted for 30% and 18%, respectively, of our total revenue. Walmart and Sam’s Club are affiliated entities. Sales to Walmart are concentrated more heavily in our Hefty Waste & Storage segment, and sales to Sam’s Club are concentrated more heavily in our Hefty Tableware segment. The loss of any of our significant customers would have a material adverse effect on our business, financial condition and results of operations.
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
Some of our products are manufactured at a single location. For example, our Malvern, Arkansas plant is our sole producer of foil reroll for our Louisville, Kentucky and Wheeling, Illinois plants, which in turn are our sole producers of household foil. The loss of the use of all or a portion of any of our key manufacturing facilities, especially one that is a sole producer, or the loss of any key suppliers, due to any reason, including an accident, labor issues, weather conditions, natural disaster, a disease outbreak (including epidemics, pandemics or similar widespread public health concerns), cyber-attacks against our information systems (such as ransomware) or otherwise, could have a material adverse effect on our business, financial condition and results of operations.
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
Labor costs in the United States continue to rise, and our industry has, and could again, experience a shortage of workers. Labor is one of the primary components in the cost of operating our business. If we face labor shortages and incur further increases to labor costs as a result of increased competition for employees, higher employee turnover rates, increases in the federal, state or local minimum wage or other employee benefit costs, our operating expenses could increase and our growth and results of operations could be adversely impacted.

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
Our business could be impacted by changes in consumer lifestyle and environmental concerns, as well as current and future laws and regulations related to environmental matters.
We are a consumer products company and any reduction in consumer demand for the types of products we offer as a result of changes in consumer lifestyle, environmental concerns or other considerations could have a significant impact on our business, financial condition and results of operations. For example, there have been recent concerns about the environmental impact of single-use disposable products and products made from plastic, particularly polystyrene foam. These concerns, and the actions taken in response (including regulations banning the sale of certain polystyrene foam products in certain jurisdictions), impact several of our products, especially in our Hefty Tableware segment. Further, a number of governmental authorities, both at the federal, state and local level in the United States and abroad, have implemented, considered, or are expected to consider, additional legislation aimed at reducing the amount of plastic waste, regulating product content and regulating environmental claims. Our business is subject to regulations that govern matters such as post-consumer recycled content, extended producer responsibility, compostability and recyclability claims, and use of PFAS. Future regulatory and legislative change could affect the economics of our business activities, lead to changes in operating practices, affect our customers and influence the demand for and the cost of providing products and services to our customers. Sustainability concerns, including the recycling of products, have received increased focus in recent years and are expected to play an increasing role in brand management and consumer purchasing decisions. These changes in consumer lifestyle, environmental concerns or other considerations may result in a decrease in the demand for certain of our current products, an increase in expenditures to attempt to adapt and respond to these concerns, and an inability to respond through innovation or acquisition of assets we do not currently own, could materially and adversely affect our business, financial condition and results of operations.
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
Market conditions could also impact our ability to manage our inventory levels to meet customers’ demand for our products. Our production levels and inventory management goals for our products are based on estimates of demand, taking into account production capacity, timing of shipments and inventory levels. If market conditions change, resulting in us overestimating or underestimating demand for any of our products during a given season, we may not maintain appropriate inventory levels, which could materially and adversely affect our business, financial condition and results of operation.
Global supply chain issues and other macroeconomic factors in the past have resulted in an inflationary environment that led to increased raw material costs and other input costs. The additional costs resulting from this inflationary environment and its constraints to our supply chain and distribution networks may again unfavorably impact our gross margin and operating results in future periods.
The estimates and assumptions on which our financial projections are based may prove to be inaccurate, which may cause our actual results to materially differ from such projections, which may adversely affect our future profitability, cash flows and stock price.
Our financial projections, including any sales and earnings guidance or outlook we may provide from time to time, are dependent on certain estimates and assumptions. Our financial projections are based on historical experience, various other estimates and assumptions that we believe to be reasonable under the circumstances and at the time they are made, but our actual results may differ materially from our financial projections. Any material variation between the Company’s financial projections and its actual results may adversely affect the Company’s future profitability, cash flows and stock price.

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
Sales growth objectives may be difficult to achieve, we may not be able to achieve our innovation goals, develop and introduce new products and line extensions or expand into adjacent categories and countries, and we may not be able to successfully implement price increases; further, changes to our product mix may adversely impact our financial condition and results of operations.
We operate in mature markets that are subject to high levels of competition. Our future performance and growth depend on innovation and our ability to successfully develop or license capabilities to introduce new products, brands, line extensions and product innovations or enter into or expand into adjacent product categories, sales channels or countries. Our ability to quickly innovate in order to adapt our products to meet changing consumer demands is essential, especially in light of eCommerce and direct-to-consumer channels significantly reducing the barriers for even small competitors to quickly introduce new brands and products directly to consumers. The development and introduction of new products require substantial and effective research and development and demand creation expenditures, which we may be unable to recoup if the new products do not gain widespread market acceptance. If we are unable to increase market share in existing product lines, develop product innovations, undertake sales, marketing and advertising initiatives that grow our product categories, effectively adopt new technologies, and/or develop, acquire or successfully launch new products or brands, we may not achieve our sales growth objectives.
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
In addition, we have implemented price increases and may implement additional price increases in the future, which may slow sales growth or create volume declines in the short term as customers and consumers adjust to these price increases. Competitors may or may not take competitive actions, which may lead to sales declines and loss of market share. In addition, changes to the mix of products that we sell may adversely impact our net sales, profitability and cash flow.
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
We may have difficulty acquiring or integrating product lines or businesses, which could impact our business, financial condition and results of operations.
We may continue to pursue acquisitions of brands, businesses, assets or technologies from third parties. Acquisitions and their pursuits can involve, numerous risks, including, among other things:
•difficulties realizing the full extent of the expected benefits or synergies as a result of a transaction, within the anticipated time frame, or at all;
•difficulties integrating the operations, technologies, services, products and systems of the acquired brands, assets or businesses in an effective, timely and cost-efficient manner;
•diversion of management’s attention from other business priorities;
•difficulties operating in new lines of business, channels of distribution or markets;
•loss of key employees, partners, suppliers and customers of the acquired business;
•difficulties conforming standards, controls, procedures and policies of the acquired business with our own;
•incurring unforeseen risks and liabilities associated with acquired businesses;
•difficulties developing or launching products with acquired technologies; and
•other unanticipated problems or liabilities.

Acquisitions could result in the assumption of contingent liabilities. In addition, to the extent that the economic benefits associated with an acquisition or investment diminish in the future or the performance of an acquired company or business is less robust than expected, we may be required to record impairments of any acquired intangible assets, including goodwill.
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
We have recorded a significant amount of goodwill and indefinite-lived intangible assets, representing our Reynolds and Hefty trade names, on our balance sheet. We test the carrying values of goodwill and indefinite-lived intangible assets for impairment at least annually and whenever events or circumstances indicate the carrying value may not be recoverable. The estimates and assumptions about future results of operations and cash flows made in connection with impairment testing could differ from future actual results of operations and cash flows. While we concluded that our goodwill and indefinite-lived intangible assets were not impaired during our annual impairment review performed during the fourth quarter of 2023, future events could cause us to conclude that the goodwill associated with a given reporting unit, or one of our indefinite-lived intangible assets, may have become impaired. Any resulting impairment charge, although non-cash, could have a material adverse effect on our results of operations and financial condition.
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

Impacts associated with a future pandemic and associated responses could adversely impact our business and results of operations.
The COVID-19 pandemic negatively affected certain parts of our business and operations. A resurgence of the COVID-19 pandemic, or a future pandemic or health epidemic, could adversely impact our business and results of operations in a number of ways, including but not limited to:
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
These and other impacts of a pandemic could have the effect of heightening many of the other risk factors disclosed in this Annual Report on Form 10-K. The ultimate impact depends on the severity and duration of the pandemic and actions taken by governmental authorities and other third parties in response, each of which is uncertain and difficult to predict. Any of these disruptions could adversely impact our business and results of operations.
Risks Related to Liquidity and Indebtedness
We have significant debt, which could adversely affect our financial condition and ability to operate our business.
As of December 31, 2023, we had $1,845 million of outstanding indebtedness under our senior secured term loan facility (“Term Loan Facility”) maturing in 2027 and $244 million of borrowing capacity under our senior secured revolving credit facility (“Revolving Facility”) maturing in 2026 (the Term Loan Facility and the Revolving Facility, the “External Debt Facilities”). Our debt level and related debt service obligations:
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
Our debt bears interest at variable rates, and we may incur additional variable interest rate indebtedness in the future. This exposes us to interest rate risk, and while we have entered into a series of interest rate swaps to mitigate the risk of variable rate debt, any interest rate swaps we enter into in order to reduce interest rate volatility may not fully mitigate our interest rate risk. As of December 31, 2023, the unhedged portion of our Term Loan Facility was approximately $695 million, and any borrowings under our Revolving Facility are subject to interest rate volatility.
Higher interest rates during the year ended December 31, 2023, have increased our debt service obligations on the unhedged variable rate indebtedness, and our net income and cash flows, including cash available for servicing our indebtedness, has correspondingly decreased. Further increases in interest rates on unhedged debt could further reduce our net income and cash flows, including cash available for servicing our indebtedness.
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
There has been an increased focus from stakeholders and regulators related to environmental, social and governance (“ESG”) matters across all industries in recent years. This increased focus and activism related to ESG may hinder our access to capital, as investors may reconsider their capital investment as a result of their assessment of the Company’s ESG practices. In particular, customers, consumers, investors and other stakeholders are increasingly focusing on environmental issues, including climate change, water use, deforestation, plastic waste and other sustainability concerns. Changing consumer preferences may also result in decreased demand for plastics and packaging materials, including single-use and non-recyclable plastic products and packaging, and other components of our products and their environmental impact on sustainability. These demands could impact the profitability of our products, cause us to incur additional costs, to make changes to our operations, or to make additional commitments, set targets or establish additional goals and take actions to meet them, which could expose us to market, operational and execution costs and risks.

Concern over climate change or plastics and packaging materials, in particular, may result in new or increased legal and regulatory requirements to reduce or mitigate impacts to the environment. Increased regulatory requirements, including in relation to various aspects of ESG, such as the SEC’s disclosure proposal on climate change and California’s recent enactment of climate-related disclosure laws, or environmental causes may result in increased compliance costs or input costs of energy, raw materials or compliance with emissions standards, which may cause disruptions in the manufacture of our products or an increase in operating costs. We may incur additional costs to control, assess and report on ESG metrics as the nature, scope and complexity of ESG reporting, diligence and disclosure requirements expand. Our ability to achieve any stated goal, target, or objective is subject to numerous factors and conditions, many of which are outside of our control. Any failure to achieve our ESG goals or a perception (whether or not valid) of our failure to act responsibly with respect to the environment or to effectively respond to new, or changes in, legal or regulatory requirements concerning environmental or other ESG matters, or increased operating or manufacturing costs due to increased regulation or environmental causes could adversely affect our business and reputation.
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
A cyber-attack or failure of one or more key information technology systems, operational technology systems, networks, processes, associated sites or service providers could have a material adverse impact on our business and reputation.
We rely extensively on information technology (“IT”) and operational technology (“OT”) systems, networks and services, including Internet sites, data hosting and processing facilities and tools and other hardware, software and technological applications and platforms, some of which are managed, hosted, provided and/or used by third parties or their vendors, to assist in conducting business. The various uses of these systems, networks and services include, but are not limited to:
•ordering and managing materials from suppliers;
•converting materials to finished products;
•managing our supply chain network;
•shipping products to customers;
•marketing and selling products to consumers;
•processing transactions;
•summarizing and reporting results of operations;
•hosting, processing and sharing confidential and proprietary research, business plans and financial information;
•complying with regulatory, legal or tax requirements;
•providing data security; and

•handling other processes necessary to manage our business.

Increased cyber security threats and cyber-crime, including advanced persistent threats, computer viruses, ransomware, other types of malicious code, hacking, phishing and social engineering schemes designed to provide access to our networks or data, pose a potential risk to the security of our IT and OT systems, networks and services, as well as the confidentiality, availability and integrity of our data. Cyber threats are becoming more sophisticated, are constantly evolving and are being made by groups and individuals with a wide range of expertise and motives, increasing the difficulty of preventing, detecting and successfully defending against them. Furthermore, our relationships with, and access provided to, third parties and their vendors may create difficulties in anticipating and implementing adequate preventative measures or fully mitigating harms after an attack or breach occurs.

We cannot guarantee that our security efforts will prevent attacks and resulting breaches or breakdowns of our, or our third-party service providers’, databases or systems. If the IT or OT systems, networks or service providers relied upon fail to function properly, or if we suffer a loss or disclosure of customers’ and consumers’ data, business or stakeholder information, due to any number of causes, ranging from catastrophic events to power outages to security breaches, or the inability to effectively address these failures on a timely basis, we may suffer interruptions in our ability to manage operations, a risk of government enforcement action, litigation and possible liability, and reputational, competitive and/or business harm, which may adversely impact our results of operations and/or financial condition. In addition, if our service providers, suppliers or customers experience a breach or unauthorized disclosure or system failure, their business could be disrupted or otherwise negatively affected, which may result in a disruption in our supply chain or reduced customer orders or other business operations, which would adversely affect us.
Legal claims and proceedings could adversely impact our business.
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
•supply agreements where we sell certain products (primarily aluminum foil containers and roll foil) to, and purchase certain products (primarily tableware) from Pactiv LLC (“Pactiv”), a member of PEI Group; and
•a warehousing and freight services agreement whereby Pactiv provides certain logistics services to us.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Governance
Our information security program is managed by a dedicated Chief Information Security Officer (“CISO”), whose team is responsible for leading enterprise-wide cybersecurity strategy, policy, standards, architecture and processes, including assessing and managing our material risks from cybersecurity threats. The CISO is a Certified Information Systems Security Professional (“CISSP”), and has over 20 years of experience holding various roles in information technology and cybersecurity. The Audit Committee of our Board of Directors is charged with oversight of cybersecurity matters, including oversight of risks from cybersecurity threats.
The CISO provides quarterly reports to the Audit Committee, as well as more frequent reports to our Chief Executive Officer and other members of our senior management. These reports include updates on our cyber risks and threats, the status of projects to strengthen our information security systems, assessments of our information security program, and the emerging threat landscape. Our cybersecurity program is regularly evaluated by internal and external experts, with the results of those reviews reported to senior management and the Audit Committee. We also actively engage with key vendors, industry participants and intelligence and law enforcement communities as part of our continuing efforts to evaluate and enhance the effectiveness of our information security policies and procedures.
Risk Management and Strategy
We have a comprehensive cybersecurity and information security framework that includes risk assessment and mitigation through a threat intelligence-driven approach, application controls and enhanced security with ransomware defense. The framework leverages International Organization for Standardization 27001/27002 standards for general information technology controls, the National Institute of Standards and Technology Cyber Security Framework for measuring overall readiness to respond to cyber threats, and Sarbanes-Oxley Act for assessment in internal controls. Our cybersecurity processes are integrated into our overall risk management system, and include a comprehensive cyber crisis management program that would apply if a cybersecurity related incident were to occur.
We perform simulations, tabletop exercises and response readiness tests on an annual basis. In addition, we engage external consultants to perform penetration testing at least annually. Our cyber crisis management program includes a documented plan that provides guidance to address the overall coordination of our response to a cyber crisis and plan for resources, actions and decisions we may need to be prepared for; a cyber crisis communication plan for timely and accurate dissemination of evolving information to stakeholders during the crisis, including the timeline, approval process and monitoring of messaging; and business continuity plans that document the application of specific strategies and measures to enable core business activities to continue during a cyber event. The ongoing development and maturity of our cyber crisis management program is reported to senior management quarterly. Tabletop testing of the various plans occur annually with quarterly preparedness exercises.
With respect to third-party service providers, we perform information security assessments and due diligence reviews prior to entering into a contractual agreement. We also perform periodic due diligence reviews for existing third-party service providers based on the risks identified in the initial review, or if events and circumstances necessitate a review.
Refer to "A cyber-attack or failure of one or more key information technology systems, operational technology systems, networks, processes, associated sites or service providers could have a material adverse impact on our business and reputation" in Item 1A. "Risk Factors" for information regarding material risks from cybersecurity threats that affect us.
ITEM 2. PROPERTIES
Our corporate headquarters are located in Lake Forest, Illinois. In addition, as of December 31, 2023, our production and distribution network consisted of 25 manufacturing and warehouse facilities in 12 states and one manufacturing facility in Canada, which are used to produce and store the products sold in all four of our business segments. We own the majority of our physical properties. We believe that all of our properties are in good operating condition and are suitable to adequately meet our current needs.

ITEM 3. LEGAL PROCEEDINGS
From time to time, we are a party to various claims, charges and litigation matters arising in the ordinary course of business. Management and legal counsel regularly review the probable outcome of such proceedings. We have established reserves for legal matters that are probable and estimable, and at December 31, 2023, these reserves were not significant. While we cannot feasibly predict the outcome of these matters with certainty, we believe, based on examination of these matters, experience to date and discussions with counsel, that the ultimate liability, individually or in the aggregate, will not have a material adverse effect on our business, financial position, results of operations or cash flows.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Principal Market
Our common stock is listed on The Nasdaq Stock Market LLC under the “REYN” symbol and began “regular way” trading on The Nasdaq Stock Market LLC on January 31, 2020. Prior to that date, there was no public trading market for our common stock.
Stockholders
As of January 31, 2024, there were four holders of record of our common stock. The actual number of our stockholders is greater than this number, and includes beneficial owners whose shares are held in “street name” by banks, brokers and other nominees.
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

Performance Graph
The following graph compares our cumulative total stockholder return from January 31, 2020 to December 31, 2023 to that of the S&P 500 Index, the Russell MidCap Index and a peer group. The graph assumes that the value for the investment in our common stock, each index and the peer group was $100 on January 31, 2020, and that all dividends were reinvested. The complete list of our peer group comprises: Church & Dwight Co., Inc., The Clorox Company, Colgate-Palmolive Company, Energizer Holdings, Inc., Kimberly-Clark Corporation, Newell Brands Inc., The Procter & Gamble Company, The Scotts Miracle-Gro Company, Spectrum Brands Holdings, Inc. and WD-40 Company.
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
Description of the Company and its Business Segments
We are a market-leading consumer products company with a presence in 95% of households across the United States. We produce and sell products across three broad categories: cooking products, waste and storage products and tableware. We sell our products under iconic brands such as Reynolds and Hefty and also under store brands that are strategically important to our retail partners. Overall, across both our branded and store brand offerings, we hold the #1 or #2 U.S. market share position in the majority of product categories in which we participate. Over 65% of our revenue comes from products that are #1 in their respective categories. We have developed our market-leading position by investing in our product categories and consistently developing innovative products that meet the evolving needs and preferences of the modern consumer.
Our mix of branded and store brand products is a key competitive advantage that aligns our goal of growing the overall product categories where we have offerings. Our retail partners also measure their success in category growth, which positions us as a trusted strategic partner. Our Reynolds and Hefty brands have preeminent positions in their categories and carry strong brand recognition in household aisles.
We manage our operations in four operating and reportable segments: Reynolds Cooking & Baking, Hefty Waste & Storage, Hefty Tableware and Presto Products:
•Reynolds Cooking & Baking: Through our Reynolds Cooking & Baking segment, we sell both branded and store brand aluminum foil, disposable aluminum pans, parchment paper, freezer paper, wax paper, butcher paper, plastic wrap, baking cups, oven bags and slow cooker liners. Our branded products are sold under the Reynolds Wrap, Reynolds KITCHENS and EZ Foil brands in the United States and selected international markets, under the ALCAN brand in Canada and under the Diamond brand outside of North America. With our flagship Reynolds Wrap products, we hold the #1 market position in the U.S. consumer foil market measured by retail sales and volume. We also hold the #1 market position in the Canadian branded foil market under the ALCAN brand. We have no significant branded competitor in this market. Reynolds is one of the most recognized household brands in the United States and has been the top trusted brand in the consumer foil market for over 75 years, with greater than 50% market share in most of its categories.
•Hefty Waste & Storage: Through our Hefty Waste & Storage segment, we produce both branded and store brand trash and food storage bags. Hefty is a well-recognized leader in the trash bag and food storage bag categories and our private label products offer value to our retail partners. Our branded products are sold under the Hefty Ultra Strong and Hefty Strong brands for trash bags, and as the Hefty and Baggies brands for our food storage bags. Hefty has 99% brand awareness and is most commonly identified with the Brand's famous “Hefty! Hefty! Hefty!” slogan. We have the #1 branded market share in the U.S. large black trash bag and slider bag segments, and the #2 branded market share in the tall kitchen trash bag segment. Our robust product portfolio in this segment includes a full suite of products, including sustainable solutions such as compostable bags, bags made from recycled materials and orange bags through the Hefty ReNew Program.
•Hefty Tableware: Through our Hefty Tableware segment, we sell both branded and store brand disposable and compostable plates, bowls, platters, cups and cutlery. Our Hefty branded products include dishes and party cups. Hefty branded party cups are the #1 party cup in America measured by market share. Our branded products use our Hefty brand to represent both quality and great value, and we bring this same quality and value promise to all of our store brands as well. We sell across a broad range of materials and price points in all retail channels, allowing our consumers to select the product that best suits their price, function and aesthetic needs. These materials include sustainable solutions, such as Hefty ECOSAVE and Hefty Compostable Printed Paper Plates. In 2023, we also tapped into the nostalgia trend and brought back Zoo Pals plates, garnering 3.7 billion media impressions.
•Presto Products: Through our Presto Products segment, we primarily sell store brand products in four main categories: food storage bags, trash bags, reusable storage containers and plastic wrap. Presto Products is a market leader in food storage bags and differentiates itself by providing access to category management, consumer insights, marketing, merchandising and R&D resources. Presto Products was the first in the U.S. market to offer a store branded sandwich bag made with an approximately 20% proprietary blend of plant and ocean, renewable materials. Our Presto Products segment also includes our specialty business, which serves other consumer products companies by providing Fresh-Lock and Slide-Rite resealable closure systems.

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
We also expect that consumers’ desire for convenience will continue to sustain demand for our products. Today’s consumers are focused on convenience, which extends into household products that improve ease of use and provide time savings, and they are willing to pay a higher price for innovative features and functionality. While advanced features are already prevalent in many of our products, we intend to continue investing in product development to accommodate the convenience-oriented lifestyles of today’s consumers. Consumer demand is also impacted by changes in consumer lifestyle, environmental concerns and other considerations. In addition, customers’ sensitivity to price points contributes to fluctuations in demand in portions of our business.
Branded products and store brand products accounted for 62% and 38% of our revenue, excluding business-to-business revenue, respectively, in the year ended December 31, 2023. We intend to continue investing in both our branded and store brand products to grow the entire product category. Our scale across household aisles and ability to offer both branded and store brand products enable us to grow the overall category. Through our category captain level advisor roles with our retail partners, we offer marketing and consumer shopping strategies, both in store and online, which expand usage occasions and stimulate consumption.
Costs for Raw Materials, Energy, Labor and Freight
Our business is impacted by fluctuations in the prices of the raw materials, energy and freight costs incurred in manufacturing and distributing our products as well as fluctuations in labor costs. The primary raw materials used to manufacture our products are plastic resins and aluminum, and we also use commodity chemicals and energy. We are exposed to commodity and other price risk principally from the purchase of resin, aluminum, natural gas, electricity, carton board and diesel. We distribute our products and receive raw materials primarily by rail and truck, which exposes us to fluctuations in labor, freight and handling costs caused by reduced rail and trucking capacity. Sales contracts for our products typically do not contain pass-through mechanisms for raw material, energy, labor and freight cost changes, but we adjust prices, where possible, in response to such price fluctuations.
Resin prices have historically fluctuated with supply and demand, changes in the prices of crude oil and natural gas, changes in refining capacity and the demand for other petroleum-based products. Aluminum prices have also historically fluctuated, as aluminum is a cyclical commodity with prices subject to global market factors. Raw material costs have also been impacted by governmental actions, such as tariffs and trade sanctions.
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
Sustainability
Interest in environmental sustainability has increased over the past decade, and it has played, and we expect it will continue to play, an increasing role in consumer purchasing decisions. For instance, there have been recent concerns about the environmental impact of single-use disposable products and products made from plastic, particularly polystyrene foam, affecting our products, especially our Hefty Tableware segment. While there is a focus on environmentally friendly products, survey results indicate that in most of our product categories, consumers continue to rank performance-related purchase criteria, such as durability and ease of use, followed by price, as top considerations, rather than sustainability. As our consumers may shift towards purchasing more sustainable products, we have focused much of our innovation efforts around sustainability. We offer a broad line of products made with recycled, renewable, recyclable and compostable materials. We intend to continue sustainability innovation in our efforts to be at the leading edge of recyclability, renewability and compostability in order to offer our customers environmentally sustainable choices. During the year ended December 31, 2023, we acquired privately held Atacama Manufacturing Inc., which is an innovation driven company that designs, formulates, manufactures and commercializes products that include recycled or renewable, plant-based materials.
Non-GAAP Measures
In this Annual Report on Form 10-K we use the non-GAAP financial measures “Adjusted EBITDA”, “Adjusted Net Income” and “Adjusted Diluted Earnings Per Share” (“Adjusted EPS”), which are measures adjusted for the impact of specified items and are not in accordance with GAAP.
We define Adjusted EBITDA as net income calculated in accordance with GAAP, plus the sum of income tax expense, net interest expense, depreciation and amortization and further adjusted to exclude IPO and separation-related costs, as well as other non-recurring costs. We define Adjusted Net Income and Adjusted EPS as Net Income and Earnings Per Share (“EPS”) calculated in accordance with GAAP, plus IPO and separation-related costs and other non-recurring costs.
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

The following table presents a reconciliation of our net income, the most directly comparable GAAP financial measure, to Adjusted EBITDA:

	For the Years Ended December 31,
	2023	2022	2021
	(in millions)
Net income – GAAP	$298	$258	$324
Income tax expense	95	80	106
Interest expense, net	119	76	48
Depreciation and amortization	124	117	109
IPO and separation-related costs (1)	—	12	14
Other	—	3	—
Adjusted EBITDA (Non-GAAP)	$636	$546	$601

(1)Reflects costs during the years ended December 31, 2022 and 2021 related to our separation to operate as a stand-alone public company as well as costs related to the IPO process. No such costs were incurred during the year ended December 31, 2023.

The following table presents a reconciliation of our net income and diluted EPS, the most directly comparable GAAP financial measures, to Adjusted Net Income and Adjusted EPS:

	Year Ended December 31, 2023			Year Ended December 31, 2022			Year Ended December 31, 2021
(in millions, except for per share data)	Net Income	Diluted Shares	Diluted EPS	Net Income	Diluted Shares	Diluted EPS	Net Income	Diluted Shares	Diluted EPS
As Reported - GAAP	$298	210	$1.42	$258	210	$1.23	$324	210	$1.54
Adjustments:
IPO and separation-related costs (1)	—	—	—	9	210	0.04	11	210	0.05
Other (1)	—	—	—	2	210	0.01	—	—	—
Adjusted (Non-GAAP)	$298	210	$1.42	$269	210	$1.28	$335	210	$1.59

(1)Amounts are after tax, calculated using a tax rate of 23.6% for the year ended December 31, 2022 and 24.6% for the year ended December 31, 2021, which is our effective tax rate for the periods presented.

Results of Operations
The following discussion should be read in conjunction with our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Detailed comparisons of revenue and results are presented in the discussions of the operating segments, which follow our consolidated results discussion.
Certain discussions in this section provide a breakdown of net revenues between our retail business and our non-retail business. Our retail business net revenues consist of sales to grocery stores, mass merchants, warehouse clubs, discount chains, dollar stores, drug stores, home improvement stores, military outlets and eCommerce retailers. Our non-retail business net revenues consist of sales to food service customers, which are classified as related party revenues, and industrial customers.
Discussions of the year ended December 31, 2022 items and comparisons between the year ended December 31, 2022 and the year ended December 31, 2021 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed on February 8, 2023.
Aggregation of Segment Revenue and Adjusted EBITDA

(in millions)	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Unallocated⁽²⁾	Total Reynolds Consumer Products
Net revenues
2023	$1,273	$942	$967	$593	$(19)	$3,756
2022	1,287	946	1,000	604	(20)	3,817
Adjusted EBITDA (1)
2023	$184	$261	$174	$112	$(95)	$636
2022	142	207	134	96	(33)	546
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
Year Ended December 31, 2023 Compared with the Year Ended December 31, 2022
Total Reynolds Consumer Products

	For the Years Ended December 31,
(in millions, except for %)	2023	% of Revenue	2022	% of Revenue	Change	% Change
Net revenues	$3,673	98%	$3,716	97%	$(43)	(1)%
Related party net revenues	83	2%	101	3%	(18)	(18)%
Total net revenues	3,756	100%	3,817	100%	(61)	(2)%
Cost of sales	(2,814)	(75)%	(3,041)	(80)%	227	7%
Gross profit	942	25%	776	20%	166	21%
Selling, general and administrative expenses	(430)	(11)%	(340)	(9)%	(90)	(26)%
Other expense, net	—	—%	(22)	(1)%	22	100%
Income from operations	512	14%	414	11%	98	24%
Interest expense, net	(119)	(3)%	(76)	(2)%	(43)	(57)%
Income before income taxes	393	10%	338	9%	55	16%
Income tax expense	(95)	(3)%	(80)	(2)%	(15)	(19)%
Net income	$298	8%	$258	7%	$40	16%
Adjusted EBITDA (1)	$636	17%	$546	14%	$90	16%
(1)Adjusted EBITDA is a non-GAAP measure. See “Non-GAAP Measures” for details, including a reconciliation between net income and Adjusted EBITDA.

Components of Change in Net Revenues for the Year Ended December 31, 2023 vs. the Year Ended December 31, 2022

	Price	Volume/Mix	Total
Reynolds Cooking & Baking	—%	(1)%	(1)%
Hefty Waste & Storage	2%	(2)%	—%
Hefty Tableware	5%	(8)%	(3)%
Presto Products	—%	(2)%	(2)%
Total RCP	2%	(4)%	(2)%
Total Net Revenues. Total net revenues decreased by $61 million, or 2%, to $3,756 million. The 2% decrease was driven by a 2% volume decline and 1% lower pricing in our non-retail business, as well as a 2% volume decline in our retail business, partially offset by 3% higher pricing in our retail business. This resulted in a net revenue decline of $71 million in our non-retail business, which is in our Reynolds Cooking & Baking segment, partially offset by a $10 million increase in net revenue in our retail business across all segments.
Cost of Sales. Cost of sales decreased by $227 million, or 7%, to $2,814 million. The decrease was primarily driven by lower volume and lower material and manufacturing costs, as well as lower logistics costs.
Selling, General and Administrative Expenses. Selling, general and administrative expenses ("SG&A") increased by $90 million, or 26%, to $430 million, primarily due to higher personnel costs, increased investment in advertising and higher professional fees.
Other Expense, Net. Other expense, net decreased by $22 million, or 100%, to $0 million. The decrease was primarily attributable to IPO and separation-related costs in the prior year period that did not reoccur in the current year period.
Interest Expense, Net. Interest expense, net increased by $43 million, or 57%, to $119 million. The increase was primarily due to higher interest rates, partially offset by the lower principal balance on our term loan facility.
Income Tax Expense. We recognized income tax expense of $95 million on income before income taxes of $393 million (an effective tax rate of 24.1%) for the year ended December 31, 2023 compared to income tax expense of $80 million on income before income taxes of $338 million (an effective tax rate of 23.6%) for the year ended December 31, 2022.
Adjusted EBITDA. Adjusted EBITDA increased by $90 million, or 16%, to $636 million. The increase in Adjusted EBITDA was primarily due to previously implemented pricing actions and lower material and manufacturing costs, as well as lower logistics costs, partially offset by higher SG&A.
Segment Information
Reynolds Cooking & Baking

	For the Years Ended December 31,
(in millions, except for %)	2023	2022	Change	% Change
Retail net revenues	$1,076	$1,019	$57	6%
Non-retail net revenues	197	268	(71)	(26)%
Total segment net revenues	$1,273	$1,287	$(14)	(1)%
Segment Adjusted EBITDA	$184	$142	$42	30%
Segment Adjusted EBITDA Margin	14%	11%
Total Segment Net Revenues. Reynolds Cooking & Baking total segment net revenues decreased by $14 million, or 1%, to $1,273 million. The decrease in net revenues was due to a $71 million decline in our non-retail business, partially offset by a $57 million increase in our retail business.
Adjusted EBITDA. Reynolds Cooking & Baking Adjusted EBITDA increased by $42 million, or 30%, to $184 million. The increase in Adjusted EBITDA was primarily driven by the optimization of our retail product portfolio mix, lower material and manufacturing costs and lower logistics costs, partially offset by an increased investment in advertising.

Hefty Waste & Storage

	For the Years Ended December 31,
(in millions, except for %)	2023	2022	Change	% Change
Total segment net revenues	$942	$946	$(4)	—%
Segment Adjusted EBITDA	261	207	54	26%
Segment Adjusted EBITDA Margin	28%	22%
Total Segment Net Revenues. Hefty Waste & Storage total segment net revenues decreased by $4 million, to $942 million. The decrease in net revenues was primarily due to lower volume, mostly offset by higher pricing due to previously implemented pricing actions.
Adjusted EBITDA. Hefty Waste & Storage Adjusted EBITDA increased by $54 million, or 26%, to $261 million. The increase in Adjusted EBITDA was primarily driven by higher pricing due to previously implemented pricing actions and lower material and manufacturing costs, as well as lower logistics costs, partially offset by lower volume and an increased investment in advertising.
Hefty Tableware

	For the Years Ended December 31,
(in millions, except for %)	2023	2022	Change	% Change
Total segment net revenues	$967	$1,000	$(33)	(3)%
Segment Adjusted EBITDA	174	134	40	30%
Segment Adjusted EBITDA Margin	18%	13%
Total Segment Net Revenues. Hefty Tableware total segment net revenues decreased by $33 million, or 3%, to $967 million. The decrease in net revenues was primarily due to lower volume, partially offset by higher pricing due to previously implemented pricing actions.
Adjusted EBITDA. Hefty Tableware Adjusted EBITDA increased by $40 million, or 30%, to $174 million. The increase in Adjusted EBITDA was primarily driven by higher pricing due to previously implemented pricing actions and lower material and manufacturing costs, as well as lower logistics costs, partially offset by lower volume and an increased investment in advertising.
Presto Products

	For the Years Ended December 31,
(in millions, except for %)	2023	2022	Change	% Change
Total segment net revenues	$593	$604	$(11)	(2)%
Segment Adjusted EBITDA	112	96	16	17%
Segment Adjusted EBITDA Margin	19%	16%
Total Segment Net Revenues. Presto Products total segment net revenues decreased by $11 million, or 2%, to $593 million. The decrease in net revenues was primarily due to lower volume.
Adjusted EBITDA. Presto Products Adjusted EBITDA increased by $16 million, or 17%, to $112 million. The increase in Adjusted EBITDA was primarily driven by lower material and manufacturing costs, as well as lower logistics costs, partially offset by lower volume.
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
The following table discloses our cash flows for the years presented:

	For the Years Ended December 31,
(in millions)	2023	2022
Net cash provided by operating activities	$644	$219
Net cash used in investing activities	(110)	(128)
Net cash used in financing activities	(457)	(217)
Increase (decrease) in cash and cash equivalents	$77	$(126)
Cash provided by operating activities
Net cash from operating activities increased by $425 million, or 194%, to $644 million. The increase was primarily driven by improved earnings and the benefit of various working capital reduction initiatives.
Cash used in investing activities
Net cash used in investing activities decreased by $18 million, or 14%, to $110 million. The decrease was driven primarily by decreased cash outlays for capital expenditures.
Cash used in financing activities
Net cash used in financing activities increased by $240 million, or 111%, to $457 million. The increase was primarily attributable to voluntary principal payments related to our Term Loan Facility that were made throughout the year ended December 31, 2023.
External Debt Facilities
In February 2020, we entered into the External Debt Facilities which consists of a $2,475 million Term Loan Facility and a Revolving Facility that provides for additional borrowing capacity of up to $250 million, reduced by amounts used for letters of credit. In February 2023, we amended the External Debt Facilities (“Amendment No. 1”) which replaced the benchmark from the London Interbank Offered Rate (“LIBOR”) to the Secured Overnight Financing Rate (“SOFR”). Additionally, in November 2023, we further amended the External Debt Facilities (“Amendment No. 2”) to extend the maturity date of the Revolving Facility by one year. Other than the foregoing, the material terms of the External Debt Facilities, as amended by Amendment No. 1 and Amendment No. 2 (“Amended External Debt Facilities”) remain unchanged.
As of December 31, 2023, the outstanding balance under the Term Loan Facility was $1,845 million. As of December 31, 2023, we had no outstanding borrowings under the Revolving Facility, and we had $6 million of letters of credit outstanding, which reduces the borrowing capacity under the Revolving Facility.
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

Interest rate and fees
Borrowings under the Amended External Debt Facilities bear interest at a rate per annum equal to, at our option, either a base rate plus an applicable margin of 0.75% or a SOFR rate plus an applicable margin of 1.75%.
During 2020 and 2022, we entered into a series of interest rate swaps to fix the LIBOR of our External Debt Facilities. In February 2023, we amended our interest rate swaps to replace the interest rate benchmark from LIBOR to SOFR. Other than the foregoing, the material terms of the interest rate swap agreements remained unchanged, and our election to use practical expedients under Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, and ASU 2021-01, Reference Rate Reform (Topic 848): Scope, resulted in no material impacts on the consolidated financial statements. The aggregate notional amount of our interest rate swaps still in effect as of December 31, 2023 was $1,150 million, and the SOFR is fixed at an annual rate of 0.40% to 3.40% (for an annual effective interest rate of 2.15% to 5.15%, including margin). These interest rate swaps hedge a portion of the interest rate exposure resulting from our Term Loan Facility for periods ranging from two to three years.
Prepayments
The Term Loan Facility contains customary mandatory prepayments, including with respect to excess cash flow, asset sale proceeds and proceeds from certain incurrences of indebtedness.
The Borrower may voluntarily repay outstanding loans under the Term Loan Facility at any time without premium or penalty, other than customary breakage costs with respect to SOFR based loans. During the year ended December 31, 2023, we made voluntary principal payments of $250 million related to the Term Loan Facility, which were not subject to a prepayment premium.
Amortization and maturity
The Term Loan Facility matures in February 2027. The Term Loan Facility amortizes in equal quarterly installments of $6 million, which commenced in June 2020, with the balance payable on maturity. During the year ended December 31, 2023, we made voluntary principal payments of $250 million related to our Term Loan Facility, which were first applied to pay the remaining quarterly amortization payments in full, with the residual balance applied to the outstanding principal balance due at maturity.
As amended, the Revolving Facility matures in February 2026.
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
Accounts Receivable Factoring
We are party to a factoring agreement with JP Morgan Chase Bank, N.A. to sell certain accounts receivable up to $95 million. We had no outstanding balance owed under the factoring arrangement as of December 31, 2023. The outstanding balance owed under the factoring arrangement as of December 31, 2022 was $15 million. Transactions under this agreement are accounted for as sales of accounts receivable, and the receivables sold are removed from the consolidated balance sheet at the time of the sales transaction. We classify proceeds received from the sales of accounts receivable as an operating cash flow in the consolidated statement of cash flows. We record the discount as other expense, net in the consolidated statement of income.
Supply Chain Financing
During the year ended December 31, 2023, we initiated a voluntary Supply Chain Finance program (the “SCF”) with a global financial institution (the “SCF Bank”). Under the SCF, qualifying suppliers may elect to sell their receivables from us to the SCF Bank. These participating suppliers negotiate their receivables sales arrangements directly with the SCF Bank. We are not party to those agreements, nor do we provide any security or other forms of guarantees to the SCF Bank. The participation in the program is at the sole discretion of the supplier, we have no economic interest in a supplier’s decision to enter into the agreement and have no direct financial relationship with the SCF Bank, as it relates to the SCF. Once a qualifying supplier elects to participate in the SCF and reaches an agreement with the SCF Bank, they elect which individual invoices they sell to the SCF Bank.
The terms of our payment obligations are not impacted by a supplier’s participation in the SCF and as such, the SCF has no impact on our balance sheets, cash flows or liquidity. Our payment terms with our suppliers for similar services and materials within individual markets are consistent between suppliers that elect to participate in the SCF and those that do not participate.
All outstanding amounts related to suppliers participating in the SCF are recorded within accounts payable in the consolidated balance sheet and associated payments are included as an operating cash flow in the consolidated statement of cash flows. As of December 31, 2023, the amount of obligations outstanding that we have confirmed as valid under the SCF was $19 million.

Dividends
During the year ended December 31, 2023, cash dividends totaling $0.92 per share were declared and paid. On January 25, 2024, a quarterly cash dividend of $0.23 per share was declared and is to be paid on February 29, 2024. We expect to continue paying cash dividends on a quarterly basis; however, future dividends are at the discretion of our Board of Directors and will depend upon our earnings, capital requirements, financial condition, contractual limitations (including under the Amended External Debt Facilities) and other factors.
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
Contractual Obligations
The following table summarizes our material contractual obligations as of December 31, 2023:

(in millions)	Total	Less than one year	One to three years	Three to five years	Greater than five years
Long-term debt (1)	$2,262	$135	$270	$1,857	$—
Operating lease liabilities (2)	119	21	43	26	29
Finance lease liabilities	22	2	4	4	12
Unconditional capital expenditure obligations	40	40	—	—	—
Postretirement benefit plan obligations	16	2	4	2	8
Total contractual obligations	$2,459	$200	$321	$1,889	$49
(1)Total obligations for long-term debt consist of the principal amounts and interest obligations. The interest rate on the floating rate debt balances has been assumed to be the same as the rate in effect as of December 31, 2023.
(2)Total operating lease liabilities include $55 million in commitments related to operating leases executed that have not yet commenced.
As of December 31, 2023, our liabilities for uncertain tax positions and defined benefit pension obligations totaled $13 million. The ultimate timing of these liabilities cannot be determined; therefore, we have excluded these amounts from the contractual obligations table above.
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
Revenue Recognition-Sales Incentives
We routinely commit to one-time or ongoing trade-promotion programs with our customers. Programs include discounts, allowances, shelf-price reductions, end-of-aisle or in-store displays of our products and graphics and other trade-promotion activities conducted by the customer, such as coupons. Collectively, we refer to these as sales incentives or trade promotions. Costs related to these programs are recorded as a reduction to revenue. Our trade promotion accruals are primarily based on estimated volume and incorporate historical sales and spending trends by customer and category. The determination of these estimated accruals requires judgment and may change in the future as a result of changes in customer promotion participation, particularly for new programs and for programs related to the introduction of new products. Final determination of the total cost of a promotion is dependent upon customers providing information about proof of performance and other information related to the promotional event. This process of analyzing and settling trade-promotion programs with customers could impact our results of operations and trade promotion accruals depending on how actual results of the programs compare to original estimates. Sales incentives represented 5%, 4%, and 4% of total net revenues for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023 and 2022, we had accruals of $40 million and $38 million, respectively, reflected on our consolidated balance sheets in Accrued and other current liabilities related to sales incentive programs.
Goodwill, Indefinite-Lived Intangible Assets and Long-Lived Assets
We test our goodwill and other indefinite-lived intangible assets for impairment annually in the fiscal fourth quarter unless there are indications during a different interim period that these assets may have become impaired. No impairments were identified as a result of our impairment review performed annually during the fourth quarter of fiscal years 2023, 2022 and 2021.
Goodwill
Our reporting units for goodwill impairment testing purposes are Reynolds Cooking & Baking, Hefty Waste & Storage, Hefty Tableware and Presto Products. No instances of impairment were identified during the fiscal year 2023 annual impairment review. All of our reporting units had fair values that significantly exceeded recorded carrying values. However, future changes in the judgments, assumptions and estimates that are used in the impairment testing for goodwill as described below could result in significantly different estimates of the fair values.
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

Indefinite-Lived Intangible Assets
Our indefinite-lived intangible assets consist of certain trade names. We test indefinite-lived intangible assets for impairment on an annual basis in the fourth quarter and whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We have the option to first assess qualitative factors such as the maturity of the trade name, the magnitude of the excess fair value over carrying value from the prior year’s impairment testing, as well as new events and circumstances impacting the trade name. If the result of a qualitative test indicates a potential for impairment, or if we voluntarily elect, a quantitative test is performed. If the carrying amount of such asset exceeds its estimated fair value, an impairment charge is recorded for the difference between the carrying amount and the estimated fair value. When a quantitative test is performed we use a relief from royalty computation under the income approach to estimate the fair value of our trade names. This approach requires significant judgments in determining (i) the estimated future branded revenue from the use of the asset; (ii) the relevant royalty rate to be applied to these estimated future cash flows; and (iii) the appropriate discount rates applied to those cash flows to determine fair value. Changes in such estimates or the use of alternative assumptions could produce different results. No instances of impairment were identified during the fiscal year 2023 annual impairment review. Each of our indefinite-lived intangible assets had fair values that significantly exceeded recorded carrying values.
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
Interest Rate Risk
We had significant variable rate debt commitments outstanding as of December 31, 2023, which accrue interest at the SOFR rate plus an applicable margin of 1.75%. These on-balance sheet financial instruments expose us to interest rate risk.
During 2020 and 2022, we entered into a series of interest rate swaps which fixed the LIBOR of our External Debt Facilities. In February 2023, we amended our interest rate swaps to replace the interest rate benchmark from the LIBOR to SOFR. Other than the foregoing, the material terms of the interest rate swap agreements remained unchanged, and our election to use practical expedients under ASUs 2020-04 and 2021-01 resulted in no material impacts on the consolidated financial statements. The aggregate notional amount of our interest rate swaps still in effect as of December 31, 2023 was $1,150 million, and the SOFR is fixed at an annual rate of 0.40% to 3.40% (for an annual effective interest rate of 2.15% to 5.15%, including margin). These interest rate swaps hedge a portion of the interest rate exposure resulting from our Term Loan Facility for periods ranging from two to three years. We classify these instruments as cash flow hedges. Our average variable rate for the remaining notional amount of $1,150 million is a one-month SOFR plus an applicable margin of 1.75%. The fair value of our interest rate swaps included on our consolidated balance sheets as of December 31, 2023 was $30 million. Refer to Note 8 – Financial Instruments for further detail.

(in millions)	Pay fixed / receive variable notional	Average pay rate (1)
2024	—	—
2025	150	2.2%
2026	1,000	4.7%
Total	$1,150
(1) Includes 1.75% applicable margin on the one-month SOFR.
Based on the unhedged outstanding borrowings under the Term Loan Facility as of December 31, 2023, a 100-basis point increase (decrease) in the interest rates under the Term Loan Facility would result in a $7 million increase (decrease) in interest expense, per annum, on our borrowings.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Reynolds Consumer Products Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Reynolds Consumer Products Inc. and its subsidiaries (the “Company”) as of December 31, 2023 and 2022, and the related consolidated statements of income, comprehensive income, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Revenue Recognition for Certain Contracts with Customers
As described in Note 2 to the consolidated financial statements, the Company recorded total net revenues of $3,756 million for the year ended December 31, 2023, of which a portion relates to certain contracts with customers, recorded net of discounts, allowances and trade promotions (collectively referred to as “sales incentives”) recognized throughout the year. Consideration in contracts with customers is variable due to anticipated reductions such as sales incentives. Accordingly, revenues are recorded net of estimated sales incentives recognized throughout the year and as of year-end. The transaction price is estimated based on the amount of consideration to which management believes the Company will be entitled, using an expected value method.
The principal consideration for our determination that performing procedures relating to revenue recognition for certain contracts with customers is a critical audit matter is a high degree of auditor effort in performing procedures related to revenue recognition for certain contracts with customers, recorded net of sales incentives recognized throughout the year.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process. These procedures also included, among others (i) evaluating certain revenue transactions by testing the issuance and settlement of invoices and credit memos, tracing transactions not settled to a detailed listing of accounts receivable, and testing the completeness and accuracy of data provided by management; (ii) evaluating and recalculating, on a sample basis, certain sales incentives recognized by obtaining and inspecting source documents, such as executed contracts and support for the amount; and (iii) evaluating, on a sample basis, outstanding customer invoice balances as of December 31, 2023 by obtaining and inspecting source documents, such as executed contracts, invoices, proof of shipment, and subsequent cash receipts.
/s/PricewaterhouseCoopers LLP
Chicago, Illinois
February 7, 2024
We have served as the Company’s auditor since 2015.

Reynolds Consumer Products Inc.
Consolidated Statements of Income
For the Years Ended December 31
(in millions, except for per share data)

	2023	2022	2021
Net revenues	$3,673	$3,716	$3,445
Related party net revenues	83	101	111
Total net revenues	3,756	3,817	3,556
Cost of sales	(2,814)	(3,041)	(2,745)
Gross profit	942	776	811
Selling, general and administrative expenses	(430)	(340)	(320)
Other expense, net	—	(22)	(13)
Income from operations	512	414	478
Interest expense, net	(119)	(76)	(48)
Income before income taxes	393	338	430
Income tax expense	(95)	(80)	(106)
Net income	$298	$258	$324

Earnings per share
Basic	$1.42	$1.23	$1.54
Diluted	$1.42	$1.23	$1.54

Weighted average shares outstanding:
Basic	210.0	209.8	209.8
Diluted	210.0	209.9	209.8
See accompanying notes to the consolidated financial statements.

Reynolds Consumer Products Inc.
Consolidated Statements of Comprehensive Income
For the Years Ended December 31
(in millions)

	2023	2022	2021
Net income	$298	$258	$324
Other comprehensive income (loss), net of income taxes:
Currency translation adjustment	—	(1)	—
Employee benefit plans	11	11	4
Interest rate derivatives	(13)	32	5
Other comprehensive income (loss), net of income taxes	(2)	42	9
Comprehensive income	$296	$300	$333
See accompanying notes to the consolidated financial statements.

Reynolds Consumer Products Inc.
Consolidated Balance Sheets
As of December 31
(in millions, except for per share data)

	2023	2022
Assets
Cash and cash equivalents	$115	$38
Accounts receivable, net	347	348
Other receivables	7	15
Related party receivables	7	7
Inventories	524	722
Other current assets	41	41
Total current assets	1,041	1,171
Property, plant and equipment, net	732	722
Operating lease right-of-use assets, net	56	65
Goodwill	1,895	1,879
Intangible assets, net	1,001	1,031
Other assets	55	61
Total assets	$4,780	$4,929
Liabilities
Accounts payable	$219	$252
Related party payables	34	46
Current portion of long-term debt	—	25
Current operating lease liabilities	16	14
Income taxes payable	22	14
Accrued and other current liabilities	187	145
Total current liabilities	478	496
Long-term debt	1,832	2,066
Long-term operating lease liabilities	42	53
Deferred income taxes	357	365
Long-term postretirement benefit obligation	16	34
Other liabilities	72	47
Total liabilities	$2,797	$3,061
Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock, $0.001 par value; 2,000 shares authorized; 210 shares issued and outstanding	—	—
Additional paid-in capital	1,396	1,385
Accumulated other comprehensive income	50	52
Retained earnings	537	431
Total stockholders’ equity	1,983	1,868
Total liabilities and stockholders’ equity	$4,780	$4,929
See accompanying notes to the consolidated financial statements.

Reynolds Consumer Products Inc.
Consolidated Statements of Stockholders’ Equity
(in millions, except for per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
Balance as of December 31, 2020	$—	$1,381	$233	$1	$1,615
Net income	—	—	324	—	324
Other comprehensive income, net of income taxes	—	—	—	9	9
Dividends ($0.92 per share declared and paid)	—	—	(192)	—	(192)
Balance as of December 31, 2021	$—	$1,381	$365	$10	$1,756
Net income	—	—	258	—	258
Other comprehensive income, net of income taxes	—	—	—	42	42
Dividends ($0.92 per share declared and paid)	—	—	(192)	—	(192)
Other	—	4	—	—	4
Balance as of December 31, 2022	$—	$1,385	$431	$52	$1,868
Net income	—	—	298	—	298
Other comprehensive loss, net of income taxes	—	—	—	(2)	(2)
Dividends ($0.92 per share declared and paid)	—	—	(192)	—	(192)
Other	—	11	—	—	11
Balance as of December 31, 2023	$—	$1,396	$537	$50	$1,983
See accompanying notes to the consolidated financial statements.

Reynolds Consumer Products Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31
(in millions)

	2023	2022	2021
Cash provided by operating activities
Net income	$298	$258	$324
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	124	117	109
Deferred income taxes	(5)	1	22
Stock compensation expense	14	5	4
Change in assets and liabilities:
Accounts receivable, net	—	(31)	(24)
Other receivables	7	(3)	(3)
Related party receivables	—	3	(2)
Inventories	198	(139)	(165)
Accounts payable	(31)	(14)	71
Related party payables	(12)	8	(3)
Income taxes payable / receivable	9	13	(7)
Accrued and other current liabilities	42	1	(15)
Other assets and liabilities	—	—	(1)
Net cash provided by operating activities	644	219	310
Cash used in investing activities
Acquisition of property, plant and equipment	(104)	(128)	(141)
Acquisition of business	(6)	—	—
Net cash used in investing activities	(110)	(128)	(141)
Cash used in financing activities
Repayment of long-term debt	(262)	(25)	(125)
Dividends paid	(192)	(192)	(192)
Other financing activities	(3)	—	—
Net cash used in financing activities	(457)	(217)	(317)
Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	77	(126)	(148)
Balance as of beginning of the year	38	164	312
Balance as of end of the year	$115	$38	$164

Cash paid:
Interest – long-term debt, net of interest rate swaps	114	68	41
Income taxes	90	64	91
Significant non-cash investing and financing activities
Refer to Note 7 – Leases for details of non-cash additions to lease right-of-use assets, net as a result of changes in lease liabilities.
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
Basis of Presentation:
We have prepared the accompanying audited consolidated financial statements in accordance with United States generally accepted accounting principles (“GAAP”).

Note 2 – Summary of Significant Accounting Policies
Basis of Consolidation:
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
Cash and Cash Equivalents:
Cash and cash equivalents include demand deposits with banks and all highly liquid investments with original maturities of three months or less. We maintain our bank accounts with a relatively small number of high quality financial institutions. Cash balances held by non-U.S. entities as of December 31, 2023 and 2022 were $12 million and $2 million, respectively.
Accounts Receivable:
Accounts receivable are recorded at face amounts less an allowance for doubtful accounts. The allowance is an estimate based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable balance. We evaluate the aging of the accounts receivable balances and the financial condition of our customers to estimate the amount of accounts receivable that may not be collected in the future and record the appropriate provision. The allowance for doubtful accounts was not material as of December 31, 2023 and 2022.
We are party to a factoring agreement with JP Morgan Chase Bank N.A. to sell certain accounts receivable up to $95 million. We had no outstanding balance owed under the factoring arrangement as of December 31, 2023. Transactions under this agreement are accounted for as sales of accounts receivable, and the receivables sold are removed from the consolidated balance sheet at the time of the sales transaction. We classify proceeds received from the sales of accounts receivable as an operating cash flow in the consolidated statement of cash flows. We record the discount as other expense, net in the consolidated statement of income.

Reynolds Consumer Products Inc.
Notes to the Consolidated Financial Statements
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
Long-Lived Assets:
Property, plant and equipment are stated at historical cost less depreciation, which is computed using the straight-line method over the estimated useful lives of the assets. Machinery and equipment are depreciated over periods ranging from 5 to 20 years and buildings and building improvements over periods ranging from 15 to 40 years. Finite-lived intangible assets, which primarily consist of customer relationships, are stated at historical cost and amortized using the straight-line method (which reflects the pattern of how the assets’ economic benefits are consumed) over the assets’ estimated useful lives which range from 18 to 20 years.
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

Reynolds Consumer Products Inc.
Notes to the Consolidated Financial Statements
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
Supply Chain Financing:
During the year ended December 31, 2023, we initiated a voluntary Supply Chain Finance program (the “SCF”) with a global financial institution (the “SCF Bank”). Under the SCF, qualifying suppliers may elect to sell their receivables from us to the SCF Bank. These participating suppliers negotiate their receivables sales arrangements directly with the SCF Bank. We are not party to those agreements, nor do we provide any security or other forms of guarantees to the SCF Bank. The participation in the program is at the sole discretion of the supplier, we have no economic interest in a supplier’s decision to enter into the agreement and have no direct financial relationship with the SCF Bank, as it relates to the SCF. Once a qualifying supplier elects to participate in the SCF and reaches an agreement with the SCF Bank, they elect which individual invoices they sell to the SCF Bank.
The terms of our payment obligations are not impacted by a supplier’s participation in the SCF and as such, the SCF has no impact on our balance sheets, cash flows or liquidity. Our payment terms with our suppliers for similar services and materials within individual markets are consistent between suppliers that elect to participate in the SCF and those that do not participate.
All outstanding amounts related to suppliers participating in the SCF are recorded within accounts payable in the consolidated balance sheet and associated payments are included as an operating cash flow in the consolidated statement of cash flows. As of December 31, 2023, the amount of obligations outstanding that we have confirmed as valid under the SCF was $19 million.
Revenue Recognition:
After assessing our customers’ creditworthiness, we recognize revenue when control over products transfers to our customers, which generally occurs upon delivery or shipment of the products. We account for product shipping, handling and insurance as fulfillment activities, with revenues for these activities recorded in net revenues and costs recorded in cost of sales. Any taxes collected on behalf of government authorities are excluded from net revenues.
Consideration in our contracts with customers is variable due to anticipated reductions such as discounts, allowances and trade promotions, collectively referred to as “sales incentives”. Accordingly, revenues are recorded net of estimated sales incentives, recognized throughout the year and as of year-end. The transaction price reflects our estimate of the amount of consideration to which we will be entitled, using an expected value method. We base these estimates principally on historical utilization and redemption rates, anticipated performance and our best judgment at the time to the extent that it is probable that a significant reversal of revenue recognized will not occur. Estimates of sales incentives are monitored and adjusted each period until the sales incentives are realized.
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
Marketing, Advertising and Research and Development:
We promote our products with marketing and advertising programs. These programs include, but are not limited to, cooperative advertising, in-store displays and consumer marketing promotions. The costs of end-consumer marketing programs that are conducted in conjunction with our customers, such as coupons, are recorded as a reduction to revenue. We do not defer these costs on our consolidated balance sheets and all marketing and advertising costs are recorded as an expense in the year incurred. Advertising expense was $79 million, $59 million and $43 million in the years ended December 31, 2023, 2022 and 2021, respectively. We expense product research and development costs as incurred. Research and development expense was $44 million, $38 million and $36 million in the years ended December 31, 2023, 2022 and 2021, respectively. We record marketing and advertising as well as research and development expenses in selling, general and administrative expenses.

Reynolds Consumer Products Inc.
Notes to the Consolidated Financial Statements
Stock-based Compensation:
Stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the period in which the awards vest in accordance with applicable guidance under Accounting Standards Codification (“ASC”) 718, Compensation—Stock Compensation. In contemplation of us issuing shares to the public, we granted restricted stock units (“RSUs”) in July 2019 to certain members of management, pursuant to retention agreements entered into with these employees. These RSUs vest upon satisfaction of both a performance-based vesting condition, which was satisfied when we completed our IPO on February 4, 2020, and a service-based vesting condition, which was satisfied with respect to one-third of an employee’s RSUs on each anniversary from the date of our IPO for three consecutive years, subject to the employee’s continued employment through the applicable vesting date. We have also granted RSUs to certain members of management and to certain members of our Board of Directors that have a service-based vesting condition. In addition, we have granted performance stock units (“PSUs”) to certain members of management that have a performance-based vesting condition. We account for forfeitures of outstanding but unvested grants in the period they occur.
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

Reynolds Consumer Products Inc.
Notes to the Consolidated Financial Statements
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
In addition to fair value disclosure requirements related to financial instruments carried at fair value, accounting standards require disclosures regarding the fair value of all of our financial instruments. The carrying values of cash equivalents, accounts receivables, other receivables, related party receivables, accounts payable, related party payables and accrued and other current liabilities are reasonable estimates of their fair values as of December 31, 2023 and 2022 due to the short-term nature of these instruments.
Recently Adopted Accounting Guidance:
In August 2018, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2018-14, Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans. This ASU modifies the disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. This ASU was effective for fiscal years beginning after December 15, 2020, with early adoption permitted. We adopted the standard as of January 1, 2021 with no material impact on our consolidated financial statements.
In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASC 740”), which is intended to simplify various aspects related to accounting for income taxes. This ASU removes certain exceptions to the general principles in Topic 740 and also clarifies and amends existing guidance to improve consistent application. This ASU was effective for fiscal years beginning after December 15, 2020, with early adoption permitted. We adopted the standard as of January 1, 2021 with no material impact on our consolidated financial statements.
In March 2020, the FASB issued ASU 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, and subsequently in January 2021, the FASB issued ASU 2021-01, Reference Rate Reform (Topic 848): Scope, both of which provide optional expedients to applying the guidance on contract modifications, hedge accounting, and other transactions, to simplify the accounting for transitioning from the London Interbank Offered Rate (“LIBOR”), and other interbank offered rates expected to be discontinued, to alternative reference rates. Each of these ASUs were effective upon its issuance and could be applied prospectively through December 31, 2022. In December 2022, the FASB issued ASU 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, which amended the sunset date of the guidance in Topic 848 to December 31, 2024 from December 31, 2022. We adopted the standards as of January 1, 2023. As a result of the planned phase out of the LIBOR as a reference rate and adoption of ASU 2020-04 and ASU 2021-01, in February 2023 we amended our external debt facilities and related interest rate swaps to replace the interest rate benchmark from LIBOR to the Secured Overnight Financing Rate (“SOFR”), and applied practical expedients under the guidance. The adoption of these ASUs did not have a material impact on our consolidated financial statements.
In September 2022, FASB issued ASU 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. These amendments require disclosure of the key terms of outstanding supplier finance programs and a rollforward of the related obligations. These amendments were effective for fiscal years beginning after December 31, 2022, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 31, 2023. We adopted the standard, other than the amendment on rollforward information, as of January 1, 2023. The adoption relates to disclosure only, and does not have an impact on the amounts recognized in our consolidated financial statements.

Reynolds Consumer Products Inc.
Notes to the Consolidated Financial Statements
Recently Issued Accounting Guidance:
In November 2023, FASB issued ASU 2023-07, Segment Reporting (Topic 280), which enhances disclosures about significant segment expenses by requiring disclosure of incremental segment information on an annual and interim basis. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We are currently assessing the impact of this standard on our consolidated financial statements.
In December 2023, FASB issued ASU 2023-09, Income Taxes (Topic 740), which enhances disclosures within the income tax rate reconciliation and information disclosed related to income taxes paid, and requires disaggregation of certain financial statement captions between domestic, foreign, federal and state. This ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted. We are currently assessing the impact of this standard on our consolidated financial statements.
Note 3 – Inventories
Inventories consisted of the following:

	As of December 31,
	2023	2022
	(in millions)
Raw materials	$153	$215
Work in progress	60	81
Finished goods	260	383
Spare parts	51	43
Inventories	$524	$722
Note 4 – Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following:

	As of December 31,
	2023	2022
	(in millions)
Land and land improvements	$46	$44
Buildings and building improvements	220	203
Machinery and equipment	1,279	1,202
Construction in progress	84	94
Property, plant and equipment, at cost	1,629	1,543
Less: accumulated depreciation	(897)	(821)
Property, plant and equipment, net	$732	$722
Depreciation expense was $93 million, $86 million and $78 million for the years ended December 31, 2023, 2022 and 2021, respectively, of which $82 million, $76 million and $70 million, respectively, was recognized in cost of sales and $11 million, $10 million and $8 million, respectively, was recognized in selling, general and administrative expenses.

Reynolds Consumer Products Inc.
Notes to the Consolidated Financial Statements
Note 5 – Goodwill and Intangible Assets
Goodwill by reportable segment was as follows:

	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Total
	(in millions)
Balance as of December 31, 2021	$794	$505	$282	$298	$1,879
Movements	—	—	—	—	—
Balance as of December 31, 2022	794	505	282	298	1,879
Acquisition of business (1)	—	—	16	—	16
Balance as of December 31, 2023	$794	$505	$298	$298	$1,895
(1) During the year ended December 31, 2023, we recognized $16 million of provisional goodwill associated with the acquisition of Atacama Manufacturing Inc. The acquisition did not have a material impact on our financial statements.
Intangible assets, net consisted of the following:

	As of December 31, 2023			As of December 31, 2022
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
	(in millions)
Finite-lived intangible assets
Customer relationships	$580	$(429)	$151	$580	$(400)	$180
Trade names	25	(25)	—	25	(24)	1
Total finite-lived intangible assets	605	(454)	151	605	(424)	181
Indefinite-lived intangible assets
Trade names	850	—	850	850	—	850
Total intangible assets	$1,455	$(454)	$1,001	$1,455	$(424)	$1,031
Amortization expense for intangible assets was $30 million for the year ended December 31, 2023, and $31 million for each of the years ended December 31, 2022 and 2021, and has been recognized in selling, general and administrative expenses.
Estimated annual amortization for intangible assets over the next five calendar years are as follows:

(in millions)	2024	2025	2026	2027	2028
Estimated annual amortization	$29	$29	$22	$21	$18

Reynolds Consumer Products Inc.
Notes to the Consolidated Financial Statements
Note 6 – Debt
Long-Term Debt:
Long-term debt consisted of the following:

	As of December 31,
	2023	2022
	(in millions)
Term Loan Facility	$1,845	$2,107
Deferred financing transaction costs	(12)	(14)
Original issue discounts	(1)	(2)
	1,832	2,091
Less: current portion	—	(25)
Long-term debt	$1,832	$2,066
External Debt Facilities
In February 2020, we entered into new external debt facilities (“External Debt Facilities”), which consist of (i) a $2,475 million senior secured term loan facility (“Term Loan Facility”); and (ii) a $250 million senior secured revolving credit facility (“Revolving Facility”). In February 2023, we amended the External Debt Facilities (“Amendment No. 1”) which replaced the interest rate benchmark from LIBOR to the SOFR. Additionally, in November 2023, we further amended the External Debt Facilities (“Amendment No. 2”) to extend the maturity of the Revolving Facility by one year. Other than the foregoing, the material terms of the External Debt Facilities, as amended by Amendment No. 1 and Amendment No. 2 (“Amended External Debt Facilities”) remained unchanged, and our election to use practical expedients under ASU 2020-04 and ASU 2021-01, as described in Note 2 - Summary of Significant Accounting Policies, resulted in no material impacts on our condensed consolidated financial statements.
Borrowings under the Amended External Debt Facilities bear interest at a rate per annum equal to, at our option, either a base rate plus an applicable margin of 0.75% or a SOFR plus an applicable margin of 1.75%. We have entered into a series of interest rate swaps to hedge a portion of the interest rate exposure resulting from these borrowings. Refer to Note 8 – Financial Instruments for further details.
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
Term Loan Facility
The Term Loan Facility matures in February 2027. The Term Loan Facility amortizes in equal quarterly installments of $6 million, which commenced in June 2020, with the balance payable on maturity. During the year ended December 31, 2023, we made voluntary principal payments of $250 million on our Term Loan Facility, which were first applied to pay the remaining quarterly amortization payments in full, with the residual balance applied to the outstanding principal balance due at maturity. During the year ended December 31, 2021, we made voluntary principal payments of $100 million on our Term Loan Facility, which were applied to the outstanding principal balance.
Revolving Facility
In November 2023, we amended the External Debt Facilities to extend the maturity date of the Revolving Facility by one year. The Revolving Facility matures in February 2026 and includes a sub-facility for letters of credit. As of December 31, 2023, we had no outstanding borrowings under the Revolving Facility, and we had $6 million of letters of credit outstanding, which reduces the borrowing capacity under the Revolving Facility.

Reynolds Consumer Products Inc.
Notes to the Consolidated Financial Statements
Fair Value of Our Long-Term Debt
The fair value of our long-term debt as of December 31, 2023, which is a Level 2 fair value measurement, approximates the carrying value due to the variable market interest rate and the stability of our credit profile.
Interest expense, net:
Interest expense, net consisted of the following:

	For the Years Ended December 31,
	2023	2022	2021
	(in millions)
Interest expense, Term Loan Facility	$142	$74	$41
Amortization of deferred financing transaction costs	4	4	4
Interest rate swaps (benefit) expense	(29)	(6)	2
Other	2	4	1
Interest expense, net	$119	$76	$48
Scheduled Maturities
Below is a schedule of required future repayments on our debt outstanding as of December 31, 2023:

(in millions)
2024	$—
2025	—
2026	—
2027	1,845
Total long-term debt	$1,845
Note 7 – Leases
We lease certain buildings and plant and equipment. Our leases have reasonably assured remaining lease terms of up to 13 years. Certain leases include options to renew for up to 15 years. At lease inception, we determine the lease term by assuming the exercise of those renewal options that are reasonably certain. Some leases have variable payments, however, because they are not based on an index or rate, they are not included in the measurement of ROU assets and lease liabilities. Variable payments for real estate leases relate primarily to common area maintenance, insurance, taxes and utilities associated with the properties. Variable payments for equipment leases relate primarily to hours, miles, or other quantifiable usage factors, which are not determinable at the time of lease inception. These variable payments are expensed as incurred. The discount rate applied to our leases in determining the present value of lease payments is our incremental borrowing rate based on the information available at the commencement date. Leases with an initial term of 12 months or less are not recorded in our consolidated balance sheets and we recognize lease expense for these leases on a straight-line basis over the lease term.
Operating lease costs consisted of the following:

	As of December 31,
	2023	2022	2021
	(in millions)
Operating lease costs	$18	$17	$15
Variable lease costs	1	1	1
Short-term lease costs	4	4	3
Total operating lease costs	$23	$22	$19

Reynolds Consumer Products Inc.
Notes to the Consolidated Financial Statements
Lease costs related to the amortization of finance lease assets and interest on finance lease liabilities were not material for the years ended December 31, 2023, 2022 and 2021.
Future lease payments under non-cancellable leases were as follows:

	As of December 31, 2023
	Operating Leases	Finance Leases	Total
	(in millions)
2024	$18	$2	$20
2025	17	2	19
2026	12	2	14
2027	8	2	10
2028	4	2	6
Thereafter	5	12	17
Total undiscounted lease payments	64	22	86
Less: imputed interest	(6)	(6)	(12)
Present value of lease liabilities	$58	$16	$74
As of December 31, 2023, we had an additional $55 million in commitments related to operating leases executed that have not yet commenced. The leases are expected to commence during 2024.
Lease liabilities and ROU assets included in our consolidated balance sheets were as follows:

		As of December 31,
		2023	2022
		(in millions)
Operating leases	Balance Sheet Classification
Right-of-use assets	Operating lease right-of-use assets	$56	$65
Current lease liabilities	Current operating lease liabilities	$16	$14
Non-current lease liabilities	Long-term operating lease liabilities	42	53
Total operating lease liabilities		$58	$67

Finance leases	Balance Sheet Classification
Right-of-use assets	Other assets	$16	$12
Current lease liabilities	Accrued and other current liabilities	$1	$1
Non-current lease liabilities	Other liabilities	15	11
Total finance lease liabilities		$16	$12
During the years ended December 31, 2023 and 2022, new leases and lease modifications resulted in the recognition of operating ROU assets and corresponding operating lease liabilities totaling $6 million and $23 million, respectively. During the years ended December 31, 2023 and 2022, new leases resulted in the recognition of finance lease ROU assets and corresponding finance lease liabilities totaling $6 million and $12 million, respectively.
During the years ended December 31, 2023, 2022 and 2021, cash flows from operating activities in the consolidated statements of cash flows reflected $18 million, $17 million and $15 million, respectively, of payments for operating lease liabilities. Payments for finance lease liabilities in the years ended December 31, 2023, 2022 and 2021 were not material.

Reynolds Consumer Products Inc.
Notes to the Consolidated Financial Statements
The weighted average remaining lease term and weighted average discount rates were as follows:

	As of December 31, 2023
	Operating Leases	Finance Leases
Weighted-average remaining lease term (in years)	4.24	11.57
Weighted-average discount rate	5.01%	5.52%
Note 8 – Financial Instruments
Interest Rate Derivatives
During 2020 and 2022, we entered into a series of interest rate swaps to fix the LIBOR of our External Debt Facilities. In February 2023, we amended our interest rate swaps to replace the interest rate benchmark from LIBOR to SOFR. Other than the foregoing, the material terms of the interest rate swap agreements remain unchanged, and our election to use practical expedients under ASUs 2020-04 and 2021-01, as described in Note 2 - Summary of Significant Accounting Policies, resulted in no material impacts on our condensed consolidated financial statements. The aggregate notional amount of the interest rate swaps still in effect as of December 31, 2023 was $1,150 million, and the SOFR is fixed at an annual rate of 0.40% to 3.40% (for an annual effective interest rate of 2.15% to 5.15%, including margin).
The interest rate swaps outstanding as of December 31, 2023 hedge a portion of the interest rate exposure resulting from our Term Loan Facility for periods ranging from two to three years. We classified these instruments as cash flow hedges.
The following table provides the notional amounts, the annual rates, the weighted average annual effective rates, and the fair value of our interest rate derivatives:

(In millions)	Notional Amount	Annual Rate	Weighted Average Annual Effective Rate	Fair Value - Other Current Assets	Fair Value - Other Assets
As of December 31, 2023	$1,150	2.15% to 5.15%	4.38%	$23	$7
As of December 31, 2022(1)	$1,150	2.19% to 5.19%	4.42%	$25	$23
(1) Based on the interest rate swaps prior to the amendments entered into in February 2023, which was based on the LIBOR as of December 31, 2022.
Note 9 – Benefit Plans
Defined Benefit Plan
We have a defined benefit plan for certain of our employees, which is non-contributory and eligible employees are fully vested after five years of service. The impact of the liability of the defined benefit plan on our consolidated balance sheets as of December 31, 2023 and 2022 was not material.
Defined Contribution Plans
We offer defined contribution plans to eligible employees in the United States as well as employees in certain other countries. Our expense relating to defined contribution plans was $29 million, $27 million and $26 million for the years ended December 31, 2023, 2022 and 2021, respectively.

Reynolds Consumer Products Inc.
Notes to the Consolidated Financial Statements
Postretirement Benefit Plan
Certain of our employees in the United States participate in a postretirement benefit plan. Our postretirement benefit plan is not funded. The changes in and the amount of the accumulated postretirement benefit obligation were as follows:

	As of December 31,
	2023	2022
	(in millions)
Accumulated postretirement benefit obligation as of January 1	$34	$48
Service cost	—	1
Interest cost	2	1
Benefits paid	(2)	(2)
Actuarial gains	(18)	(14)
Accumulated postretirement benefit obligation as of December 31	$16	$34
The accrued benefit obligation was included in our consolidated balance sheets as follows:

	As of December 31,
	2023	2022
	(in millions)
Accrued and other current liabilities	$2	$2
Long-term postretirement benefit obligation	14	32
	$16	$34
A portion of our accrued benefit obligation has been recorded in accumulated other comprehensive income as follows:

	As of December 31, 2021	Changes	As of December 31, 2022	Changes	As of December 31, 2023
	(in millions)
Net actuarial gain	$15	$14	$29	$15	$44
Deferred income tax expense	(3)	(3)	(6)	(4)	(10)
Accumulated other comprehensive income	$12	$11	$23	$11	$34
We used the following weighted-average assumptions to determine our postretirement benefit obligations:

	As of December 31,
	2023	2022
Discount rate	4.95%	5.18%
Health care cost trend rate assumed for next year	8.00%	7.00%
Ultimate trend rate	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2033	2032
The year-end discount rate for our plan reflects a weighted-average rate from a high-quality corporate bond yield curve that matches the expected duration of the benefit payments. Changes in our discount rates were primarily the result of changes in bond yields year-over-year. Our expected health care cost trend rate is based on historical costs and long-term expectations. We also review our participation rates based on historical actual and expected trends on an annual basis. An update to the participation rate assumption was the primary driver of the actuarial gain in the year ended December 31, 2023.
Components of Net Periodic Postretirement Costs:
Our total net periodic pension and postretirement benefit cost for each of the years ended December 31, 2023, 2022 and 2021 was not material.

Reynolds Consumer Products Inc.
Notes to the Consolidated Financial Statements
We used the following weighted-average assumptions to determine our net periodic postretirement health care cost:

	For the Years Ended December 31,
	2023	2022	2021
Discount rate	5.18%	2.90%	2.54%
Health care cost trend rate assumed for next year	7.00%	6.60%	6.90%
Ultimate trend rate	4.50%	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2032	2029	2029
Future Benefit Payments:
Expected contributions for the next fiscal year equal the estimated benefit payments of $2 million.
Our estimated future benefit payments for our postretirement benefit plan as of December 31, 2023 were as follows:

(in millions)
2024	$2
2025	2
2026	2
2027	1
2028	1
2029-2033	6
Note 10 – Stock-based Compensation
We granted restricted stock units (“RSUs”) in July 2019 to certain members of management, pursuant to retention agreements entered into with these employees (the “IPO Grants”). These RSUs vested upon satisfaction of both a performance-based vesting condition, which was satisfied when we completed our IPO on February 4, 2020, and a service-based vesting condition, which was satisfied with respect to one-third of an employee’s RSUs on each anniversary from the date of our IPO for three consecutive years, subject to the employee’s continued employment through the applicable vesting date.
In addition, in conjunction with our Corporate Reorganization and IPO in February 2020, we established an equity incentive plan for purposes of granting stock-based compensation awards to certain of our senior management, our non-executive directors and to certain employees, to incentivize their performance and align their interests with ours. We have granted RSUs to certain employees and non-employee directors that have a service-based vesting condition. In addition, we have granted performance stock units (“PSUs”) to certain members of management that have a performance-based vesting condition. We account for forfeitures of outstanding but unvested grants in the period they occur. A maximum of 10.5 million shares of common stock were initially available for issuance under equity incentive awards granted pursuant to the plan. In the year ended December 31, 2023, 0.3 million RSUs and 0.2 million PSUs were granted.
A summary of activity for RSUs and PSUs for the year ended December 31, 2023 is as follows (in millions, except for per share data):

	Shares	Weighted-Average Grant-Date Fair Value Per Share
Unvested, at December 31, 2022	0.4	$29.64
Granted	0.5	29.19
Forfeited	—	29.91
Vested	(0.2)	29.24
PSU performance adjustment	0.1	29.79
Unvested, at December 31, 2023	0.8	$29.49
Unrecognized compensation expense relating to unvested RSUs as of December 31, 2023, was $5 million, which is expected to be recognized over a weighted average period of 1.35 years.

Reynolds Consumer Products Inc.
Notes to the Consolidated Financial Statements
Unrecognized compensation expense relating to unvested PSUs as of December 31, 2023, was $3 million, which is expected to be recognized over a weighted average period of 1.77 years.
There were stock-based compensation awards, representing 0.8 million shares and 0.4 million shares outstanding at December 31, 2023 and 2022, respectively. Stock-based compensation expense was $14 million, $5 million and $4 million for the years ended December 31, 2023, 2022 and 2021, respectively.
Note 11 – Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following:

	As of December 31,
	2023	2022
	(in millions)
Accrued personnel costs	76	35
Trade promotion allowances	$40	$38
Other	71	72
Accrued and other current liabilities	$187	$145
Note 12 – Other Expense, Net
Other expense, net consisted of the following:

	For the Years Ended December 31,
	2023	2022	2021
	(in millions)
IPO and separation-related costs (1)	$—	$12	$14
Other	—	10	(1)
Other expense, net	$—	$22	$13
(1)Reflects costs related to our separation to operate as a stand-alone public company and the IPO process.
Note 13 – Commitments and Contingencies
Legal Proceedings:
We are from time to time party to litigation, legal proceedings and tax examinations arising from our operations. Most of these matters involve allegations of damages against us relating to employment matters, consumer complaints, advertising/labelling claims, personal injury and commercial or contractual disputes. We record estimates for claims and proceedings that constitute a present obligation when it is probable that an outflow of resources will be required to settle the obligation and a reliable estimate of such obligation can be made. While it is not possible to predict the outcome of any of these matters, based on our assessment of the facts and circumstances as of December 31, 2023, we do not believe any of these matters, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows. However, actual outcomes may differ from those expected and could have a material effect on our financial position, results of operations or cash flows in a future period.

Reynolds Consumer Products Inc.
Notes to the Consolidated Financial Statements
Note 14 – Accumulated Other Comprehensive Income
The following table summarizes the changes in our balances of each component of accumulated other comprehensive income.

	Currency Translation Adjustments	Employee Benefit Plans	Interest Rate Derivatives	Accumulated Other Comprehensive Income
	(in millions)
Balance as of December 31, 2020	$(6)	$8	$(1)	$1
Gain arising during the period	—	6	4	10
Reclassification to earnings	—	(1)	2	1
Effect of deferred taxes	—	(1)	(1)	(2)
Balance as of December 31, 2021	$(6)	$12	$4	$10
Gain (loss) arising during the period	(1)	16	48	63
Reclassification to earnings	—	(2)	(6)	(8)
Effect of deferred taxes	—	(3)	(10)	(13)
Balance as of December 31, 2022	$(7)	$23	$36	$52
Gain arising during the period	—	18	12	30
Reclassification to earnings	—	(3)	(29)	(32)
Effect of deferred taxes	—	(4)	4	—
Balance as of December 31, 2023	$(7)	$34	$23	$50
Note 15 – Income Taxes
The components of income before income tax were as follows:

	For the Years Ended December 31,
	2023	2022	2021
	(in millions)
Income before income taxes:
United States	$380	$332	$424
International	13	6	6
Total income before income taxes	$393	$338	$430

Reynolds Consumer Products Inc.
Notes to the Consolidated Financial Statements
Significant components of income tax expense were as follows:

	For the Years Ended December 31,
	2023	2022	2021
	(in millions)
Current
United States
Federal	$83	$64	$69
State	16	14	14
Foreign	3	1	1
Total current income tax expense	102	79	84
Deferred
United States
Federal	(4)	3	19
State	(3)	(3)	3
Foreign	—	1	—
Total deferred income tax (benefit) expense	(7)	1	22
Total income tax expense	$95	$80	$106
A reconciliation of income taxes computed at the U.S. Federal statutory income tax rate of 21% for 2023, 2022 and 2021, to our income tax expense was as follows:

	For the Years Ended December 31,
	2023	2022	2021
	(in millions)
U.S. Federal income tax expense at the statutory rate	$82	$71	$90
U.S. State income tax expense	10	9	15
Non-deductible expenses	3	1	—
Return to provision adjustments	—	(1)	1
Total income tax expense	$95	$80	$106

Reynolds Consumer Products Inc.
Notes to the Consolidated Financial Statements
Deferred Tax Assets and Liabilities
Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of our net deferred income tax liability were as follows:

	As of December 31,
	2023	2022
	(in millions)
Deferred tax assets
Employee benefits	$20	$24
Lease obligations	18	19
Inventory	6	8
Reserves	5	5
Tax losses	5	3
Total deferred tax assets	54	59
Valuation allowance	(5)	(5)
Total deferred tax assets after valuation allowance	49	54
Deferred tax liabilities
Intangible assets	(279)	(290)
Property, plant and equipment	(101)	(98)
Lease right-of-use assets	(17)	(18)
Financial instruments	(7)	(11)
Other	(2)	(2)
Total deferred tax liabilities	(406)	(419)
Net deferred tax liabilities	$(357)	$(365)
Uncertain Tax Positions
ASC 740 prescribes a recognition threshold of more-likely-than not to be sustained upon examination as it relates to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. Our policy is to include interest and penalties related to gross unrecognized tax benefits in income tax expense.
The following table summarizes the activity related to our gross unrecognized tax benefits:

	For the Years Ended December 31,
	2023	2022	2021
	(in millions)
Balance as of beginning of the year	$8	$5	$4
Increase associated with tax positions taken during the current year	2	2	1
Increase associated with tax positions taken in prior years	1	1	—
Ending unrecognized tax benefits	$11	$8	$5
Each year we file income tax returns in the various federal, state, local and foreign income taxing jurisdictions in which we operate. Canada is the only foreign jurisdiction in which we operate. Our income tax returns are subject to examination and possible challenge by the tax authorities. Although ultimate timing is uncertain, the net amount of tax liability for unrecognized tax benefits may change within the next twelve months due to changes in audit status, settlements of tax assessments and other events.

Reynolds Consumer Products Inc.
Notes to the Consolidated Financial Statements
Note 16 – Segment Information
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

	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Segment total	Unallocated(1)	Total
2023	(in millions)
Net revenues	$1,273	$931	$967	$579	$3,750	$6	$3,756
Intersegment revenues	—	11	—	14	25	(25)	—
Total segment net revenues	1,273	942	967	593	3,775	(19)	3,756
Adjusted EBITDA	184	261	174	112	731
Depreciation and amortization	31	19	16	21	87	37	124
Capital expenditures	46	11	28	8	93	11	104
Total assets	556	267	216	239	1,278	3,502	4,780

	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Segment total	Unallocated(1)	Total
2022	(in millions)
Net revenues	$1,287	$934	$1,000	$597	$3,818	$(1)	$3,817
Intersegment revenues	—	12	—	7	19	(19)	—
Total segment net revenues	1,287	946	1,000	604	3,837	(20)	3,817
Adjusted EBITDA	142	207	134	96	579
Depreciation and amortization	24	19	17	22	82	35	117
Capital expenditures	51	15	36	20	122	6	128
Total assets	646	314	226	274	1,460	3,469	4,929

	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Segment total	Unallocated(1)	Total
2021	(in millions)
Net revenues	$1,314	$876	$815	$560	$3,565	$(9)	$3,556
Intersegment revenues	—	8	—	4	12	(12)	—
Total segment net revenues	1,314	884	815	564	3,577	(21)	3,556
Adjusted EBITDA	255	173	137	69	634
Depreciation and amortization	21	18	16	21	76	33	109
Capital expenditures	42	22	19	53	136	5	141

(1)	Unallocated includes the elimination of intersegment revenues, other revenue adjustments and certain corporate costs, depreciation and amortization and assets not allocated to segments. Unallocated assets are comprised of cash, accounts receivable, other receivables, entity-wide property, plant and equipment, entity-wide operating lease ROU assets, goodwill, intangible assets, related party receivables and other assets.

Reynolds Consumer Products Inc.
Notes to the Consolidated Financial Statements
The following table presents a reconciliation of segment Adjusted EBITDA to consolidated GAAP income before income taxes:

	For the Years Ended December 31,
	2023	2022	2021
	(in millions)
Segment Adjusted EBITDA	$731	$579	$634
Corporate / unallocated expenses	(95)	(33)	(33)
	636	546	601
Adjustments to reconcile to GAAP income before income taxes
Depreciation and amortization	(124)	(117)	(109)
Interest expense, net	(119)	(76)	(48)
IPO and separation-related costs	—	(12)	(14)
Other	—	(3)	—
Consolidated GAAP income before income taxes	$393	$338	$430
Information in Relation to Products
Net revenues by product line are as follows:

	For the Years Ended December 31,
	2023	2022	2021
	(in millions)
Waste and storage products(1)	$1,535	$1,550	$1,448
Cooking products	1,273	1,287	1,314
Tableware products	967	1,000	815
Unallocated	(19)	(20)	(21)
Net revenues	$3,756	$3,817	$3,556
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
Geographic Data
Geographic data for net revenues (recognized based on location of our business operations) and long-lived assets (representing property, plant and equipment) are as follows:

	For the Years Ended December 31,
	2023	2022	2021
	(in millions)
Net revenues:
United States	$3,661	$3,742	$3,495
Other	95	75	61
Net revenues	$3,756	$3,817	$3,556

Reynolds Consumer Products Inc.
Notes to the Consolidated Financial Statements

	As of December 31,
	2023	2022
	(in millions)
Long-lived assets
United States	$725	$715
Other	7	7
Long-lived assets	$732	$722
Entity-wide Disclosures
Net revenues from our largest customer and its affiliates were 48%, 48% and 44% of total net revenues for the years ended December 31, 2023, 2022 and 2021, respectively. The net revenues from our largest customer were recognized across all of our segments. No other customers accounted for 10% or more of our total net revenues in any of the years presented.
Note 17 – Related Party Transactions
Packaging Finance Limited (“PFL”) owns the majority of our outstanding common stock and owns the majority of the outstanding common stock of Pactiv Evergreen Inc. and its subsidiaries (“PEI Group”). We sell and purchase various goods and services with PEI Group under contractual arrangements that expire over a variety of periods through December 31, 2027. During the year ended December 31, 2023, we amended these contractual arrangements with PEI Group, which, among other things, extended the expiration date for certain arrangements. Transactions between us and PEI Group are described below.
On-going Related Party Transactions
For the years ended December 31, 2023, 2022 and 2021, revenues from products sold to PEI Group were $83 million, $101 million and $111 million, respectively. For the years ended December 31, 2023, 2022 and 2021, products purchased from PEI Group were $381 million, $399 million and $343 million, respectively. For the years ended December 31, 2023, 2022 and 2021, PEI Group charged us freight and warehousing costs of $37 million, $54 million and $60 million, respectively, which were included in cost of sales. The resulting related party receivables and payables are settled regularly with PEI Group in the normal course of business.
Furthermore, $143 million of dividends were paid to PFL during the years ended December 31, 2023, 2022 and 2021, respectively.
Transactions Related to our Separation from PEI Group
On February 4, 2020, we entered into a transition services agreement with a subsidiary of PEI Group, whereby PEI Group continued to provide certain administrative services to us, including information technology services; accounting, treasury, financial reporting and transaction support; human resources; procurement; tax, legal and compliance related services; and other corporate services for up to 24 months. In addition, we entered into a transition services agreement with Rank Group Limited (an affiliate of PEI Group) whereby, upon our request, Rank Group Limited provided certain administrative services to us, including financial reporting, consulting and compliance services, insurance procurement and human resources support, legal and corporate secretarial support, and related services for up to 24 months. For the year ended December 31, 2021, we incurred $6 million related to transition services which was included in selling, general and administrative expenses in our consolidated statements of income. There was no expense for the years ended December 31, 2023 and 2022 related to transition services.
Note 18 – Subsequent Events
Quarterly Cash Dividend
On January 25, 2024, our Board of Directors approved a cash dividend of $0.23 per common share to be paid on February 29, 2024 to shareholders of record on February 15, 2024.
Except as described above, there have been no events subsequent to December 31, 2023 which would require accrual or disclosure in these consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 using the criteria set forth in the Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2023.
Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2023, as stated in its report which appears in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
During the quarter ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as identified in Item 408(c) of Regulation S-K).
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 will appear in the Company’s Proxy Statement for its 2024 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 will appear in the Company’s Proxy Statement for its 2024 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 will appear in the Company’s Proxy Statement for its 2024 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 will appear in the Company’s Proxy Statement for its 2024 Annual Meeting of Stockholders and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 will appear in the Company’s Proxy Statement for its 2024 Annual Meeting of Stockholders and is incorporated herein by reference.

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

4.2	Form of Indenture (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3 (File No. 333-265136) filed with the SEC on May 23, 2022)
4.3	Form of Debt Security (included in Exhibit 4.2)
10.1†	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-234731) filed with the SEC on November 15, 2019)
10.2†
Reynolds Consumer Products Inc. Equity Incentive Plan (incorporated herein by reference to Exhibit 99 to the Company’s Registration Statement on Form S-8 (File No. 333-236204) filed with the SEC on January 31, 2020)

10.3†
Reynolds Consumer Products Inc. Equity Incentive Plan, as amended and restated effective January 27, 2022 (incorporate herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed with the SEC on February 9, 2022)

10.4†
Form of Restricted Stock Unit Award Letter (incorporated herein by reference to Exhibit 10.3 to the Company’s Registration Statement on Form S-1 (File No. 333-234731) filed with the SEC on November 15, 2019)

10.5†
Form of Restricted Stock Award Letter (incorporated herein by reference to Exhibit 10.4 to the Company’s Registration Statement on Form S-1 (File No. 333-234731) filed with the SEC on November 15, 2019)

10.6†
Form of Restricted Stock Unit Award Agreement under the Equity Incentive Plan (incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed with the SEC on February 9, 2022)

10.7†
Form of Performance Share Unit Award Agreement under the Equity Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed with the SEC on February 9, 2022)

10.8†
Form of Performance Share Unit Award Letter (incorporated herein by reference to Exhibit 10.5 to the Company’s Registration Statement on Form S-1 (File No. 333-234731) filed with the SEC on November 15, 2019)

10.9†
Employment Agreement, dated July 8, 2019, between Reynolds Consumer Products LLC and Lance Mitchell (including the Restrictive Covenant Agreement attached thereto) (incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-234731) filed with the SEC on November 15, 2019)

10.10†
Employment Agreement, dated July 8, 2019, between Reynolds Consumer Products LLC and Michael Graham (including the Restrictive Covenant Agreement attached thereto) (incorporated herein by reference to Exhibit 10.7 to the Company’s Registration Statement on Form S-1 (File No. 333-234731) filed with the SEC on November 15, 2019)

10.11†
Amendment to Employment Agreement, dated May 31, 2022, between Reynolds Consumer Products LLC and Michael Graham (incorporated herein by reference to Exhibit 10.15 to the Company's Annual Report on Form 10-K filed with the SEC on February 8, 2023)

10.12†
Employment Agreement, dated July 29, 2019, between Reynolds Consumer Products LLC and Rachel Bishop (including the Restrictive Covenant Agreement attached thereto) (incorporated herein by reference to Exhibit 10.29 to the Company’s Registration Statement on Form S-1 (File No. 333-234731) filed with the SEC on January 28, 2020)

10.13†
Amendment to Employment Agreement, dated May 31, 2022, between Reynolds Consumer Products LLC and Rachel Bishop (incorporated herein by reference to Exhibit 10.17 to the Company's Annual Report on Form 10-K filed with the SEC on February 8, 2023)

10.14†
Employment Agreement, dated July 8, 2019, between Reynolds Consumer Products LLC and Judith Buckner (including the Restrictive Covenant Agreement attached thereto) (incorporated herein by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K filed with the SEC on February 9, 2022)

10.15†
Amendment to Employment Agreement, dated May 31, 2022 between Reynolds Consumer Products LLC and Judith Buckner (incorporated herein by reference to Exhibit 10.18 to the Company's Annual Report on Form 10-K filed with the SEC on February 8, 2023)

10.16†
Employment Agreement, dated February 28, 2022, between Reynolds Consumer Products LLC and Lisa Smith (including the Restrictive Covenant Agreement attached thereto) (incorporated herein by reference to Exhibit 10.14 to the Company's Annual Report on Form 10-K filed with the SEC on February 8, 2023)

10.17†
Offer Letter, dated as of September 15, 2023, by and between Reynolds Consumer Products LLC and Scott E. Huckins (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on October 12, 2023)

10.18†
Employment Agreement, effective October 23, 2023, by and between Reynolds Consumer Products LLC and Scott E. Huckins (including the Restrictive Covenant Agreement attached thereto) (incorporated herein by reference to Exhibit 10.2 to the Company's Current Report on Form 8-K filed with the SEC on October 12, 2023)

10.19
Master Supply Agreement, dated November 1, 2019, between Reynolds Consumer Products LLC, as Seller, and Pactiv LLC, as Buyer (incorporated herein by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (File No. 333-234731) filed with the SEC on November 15, 2019)

10.20
Amendment No. 1, dated January 15 2022 and Amendment No. 2, dated March 31, 2023, to the Master Supply Agreement between Reynolds Consumer Products LLC, as seller, and Pactiv LLC, as buyer (incorporated herein by reference to Exhibit 10.2 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 10, 2023)

10.21
Master Supply Agreement, dated November 1, 2019, between Pactiv LLC, as Seller, and Reynolds Consumer Products LLC, as Buyer (incorporated herein by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (File No. 333-234731) filed with the SEC on November 15, 2019)

10.22
Amendment No. 1, dated January 15, 2022 and Amendment No. 2, dated March 31, 2023, to the Master Supply Agreement between Pactiv LLC, as seller, and Reynolds Consumer Products LLC, as buyer (incorporated herein by reference to Exhibit 10.3 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 10, 2023)

10.23
Warehousing and Freight Services Agreement, dated November 1, 2019, between Pactiv LLC and Reynolds Consumer Products LLC (incorporated herein by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-234731) filed with the SEC on November 15, 2019)

10.24
Amended and Restated Lease Agreement, dated January 1, 2020, between Pactiv LLC and Reynolds Consumer Products LLC (incorporated herein by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 21, 2020)

10.25	Tax Matters Agreement, dated February 4, 2020 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 4, 2020)
10.26
Registration Rights Agreement, dated February 4, 2020, between Packaging Finance Limited and Reynolds Consumer Products Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 4, 2020)

10.27
Stockholders Agreement dated February 4, 2020, between Packaging Finance Limited and Reynolds Consumer Products Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 4, 2020)

10.28
Credit Agreement between Reynolds Consumer Products LLC, as borrower, Reynolds Consumer Products Inc., as parent, and certain lenders party thereto (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on February 4, 2020)

10.29
Amendment No. 1, dated February 28, 2023, to the Credit Agreement between Reynolds Consumer Products LLC, as borrower, Reynolds Consumer Products Inc., as parent, and certain lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Company's Quarterly Report on Form 10-Q filed with the SEC on May 10, 2023)

10.30
Amendment No. 2, dated as of November 21, 2023 to the Credit Agreement, dated as of February 4, 2020, between Reynolds Consumer Products LLC, as borrower, Reynolds Consumer Products Inc., as parent and certain lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed with the SEC on November 21, 2023)

21.1*	List of subsidiaries
23.1*	Consent of PricewaterhouseCoopers LLP
24.1*	Power of Attorney (see signature page to this Annual Report on Form 10-K)
31.1*	Certification of Principal Executive Officer of the Company Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer of the Company Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer of the Company Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer of the Company Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

97*†	Reynolds Consumer Products Inc. Amended and Restated Compensation Recoupment Policy
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*Filed herewith.
†Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

REYNOLDS CONSUMER PRODUCTS INC.
(Registrant)

By:	/s/ Lance Mitchell
Lance Mitchell
Chief Executive Officer
February 7, 2024
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below does hereby make, constitute and appoint Lance Mitchell and Scott Huckins, and each of them acting individually, his or her true and lawful attorneys-in-fact and agents, with full power of substitution, for them and in their name, place and stead, in any and all capacities, to sign the Annual Report on Form 10-K, and any amendments thereto, and to file the same with all exhibits thereto, and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Lance Mitchell	Chief Executive Officer and Director (Principal Executive Officer)	February 7, 2024
Lance Mitchell

/s/ Scott Huckins	Chief Financial Officer (Principal Financial Officer)	February 7, 2024
Scott Huckins

/s/ Chris Mayrhofer	Senior Vice President and Controller (Principal Accounting Officer)	February 7, 2024
Chris Mayrhofer

/s/ Richard Noll	Director and Chairman of the Board of Directors	February 7, 2024
Richard Noll

/s/ Gregory Cole	Director	February 7, 2024
Gregory Cole

/s/ Helen Golding	Director	February 7, 2024
Helen Golding

/s/ Marla Gottschalk	Director	February 7, 2024
Marla Gottschalk

/s/ Allen Hugli	Director	February 7, 2024
Allen Hugli

/s/ Christine Montenegro McGrath	Director	February 7, 2024
Christine Montenegro McGrath

/s/ Ann Ziegler	Director	February 7, 2024
Ann Ziegler