Form 10-Q
period 2024-03-31
Reynolds Consumer Products Inc.
filed 2024-05-08
CIK 1786431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________________________________________________________________
FORM 10-Q
_______________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 30, 2024, the registrant had 210,137,805 shares of common stock, $0.001 par value per share, outstanding.

i

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “intends,” “outlook,” “forecast,” “position,” “committed,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “model,” “assumes,” “confident,” “look forward,” “potential” “on track”, or “continue,” or the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including those risks and uncertainties discussed in Item 1A. “Risk Factors.” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and as updated in our Quarterly Reports on Form 10-Q. You should specifically consider the numerous risks outlined in the “Risk Factors” sections. These risks and uncertainties include factors related to:
•changes in consumer preferences, lifestyle, economic circumstances and environmental concerns;
•relationships with our major customers, consolidation of our customer bases and loss of a significant customer;
•competition and pricing pressures;
•loss of, or disruption at, any of our key manufacturing facilities;
•our suppliers of raw materials and any interruption in our supply of raw materials;
•loss due to an accident, labor issues, weather conditions, natural disaster, or disease outbreak, including epidemics, pandemics or similar widespread public health concerns;
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
Additional information about these factors and about the material factors or assumptions underlying such forward-looking statements is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023, which was filed on February 7, 2024, under Part I, Item 1A. “Risk Factors” and as updated in our Quarterly Reports on Form 10-Q.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Reynolds Consumer Products Inc.
Condensed Consolidated Statements of Income
(in millions, except for per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Net revenues	$811	$852
Related party net revenues	22	22
Total net revenues	833	874
Cost of sales	(632)	(719)
Gross profit	201	155
Selling, general and administrative expenses	(111)	(105)
Other income, net	—	2
Income from operations	90	52
Interest expense, net	(25)	(29)
Income before income taxes	65	23
Income tax expense	(16)	(6)
Net income	$49	$17

Earnings per share:
Basic	$0.23	$0.08
Diluted	$0.23	$0.08

Weighted average shares outstanding:
Basic	210.1	209.9
Effect of dilutive securities	—	—
Diluted	210.1	209.9

See accompanying notes to the condensed consolidated financial statements.

Reynolds Consumer Products Inc.
Condensed Consolidated Statements of Comprehensive Income
(in millions)
(Unaudited)

	For the Three Months Ended March 31,
	2024	2023
Net income	$49	$17
Other comprehensive income (loss), net of income taxes:
Currency translation adjustment	(1)	—
Employee benefit plans	(1)	(1)
Interest rate derivatives	5	(12)
Other comprehensive income (loss), net of income taxes	3	(13)
Comprehensive income	$52	$4

See accompanying notes to the condensed consolidated financial statements.

Reynolds Consumer Products Inc.
Condensed Consolidated Balance Sheets
(in millions, except for per share data)

	(Unaudited) As of March 31, 2024	As of December 31, 2023
Assets
Cash and cash equivalents	$135	$115
Accounts receivable (net of allowance for doubtful accounts of $1 and $1)	330	347
Other receivables	8	7
Related party receivables	7	7
Inventories	570	524
Other current assets	41	41
Total current assets	1,091	1,041
Property, plant and equipment (net of accumulated depreciation of $918 and $897)	730	732
Operating lease right-of-use assets, net	84	56
Goodwill	1,895	1,895
Intangible assets, net	994	1,001
Other assets	64	55
Total assets	$4,858	$4,780
Liabilities
Accounts payable	$290	$219
Related party payables	30	34
Current operating lease liabilities	18	16
Income taxes payable	37	22
Accrued and other current liabilities	142	187
Total current liabilities	517	478
Long-term debt	1,833	1,832
Long-term operating lease liabilities	68	42
Deferred income taxes	358	357
Long-term postretirement benefit obligation	16	16
Other liabilities	77	72
Total liabilities	$2,869	$2,797
Commitments and contingencies (Note 7)
Stockholders’ equity
Common stock, $0.001 par value; 2,000 shares authorized; 210.1 shares issued and outstanding	—	—
Additional paid-in capital	1,399	1,396
Accumulated other comprehensive income	53	50
Retained earnings	537	537
Total stockholders’ equity	1,989	1,983
Total liabilities and stockholders’ equity	$4,858	$4,780

See accompanying notes to the condensed consolidated financial statements.

Reynolds Consumer Products Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in millions, except for per share data)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
Balance as of December 31, 2022	$—	$1,385	$431	$52	$1,868
Net income	—	—	17	—	17
Other comprehensive loss, net of income taxes	—	—	—	(13)	(13)
Dividends ($0.23 per share declared and paid)	—	—	(48)	—	(48)
Other	—	1	—	—	1
Balance as of March 31, 2023	$—	$1,386	$400	$39	$1,825

Balance as of December 31, 2023	$—	$1,396	$537	$50	$1,983
Net income	—	—	49	—	49
Other comprehensive income, net of income taxes	—	—	—	3	3
Dividends ($0.23 per share declared and paid)	—	—	(48)	—	(48)
Other	—	3	(1)	—	2
Balance as of March 31, 2024	$—	$1,399	$537	$53	$1,989

See accompanying notes to the condensed consolidated financial statements.

Reynolds Consumer Products Inc.
Condensed Consolidated Statements of Cash Flows
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2024	2023
Cash provided by operating activities
Net income	$49	$17
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	32	30
Deferred income taxes	(1)	(9)
Stock compensation expense	4	3
Change in assets and liabilities:
Accounts receivable, net	17	6
Other receivables	—	12
Related party receivables	—	(11)
Inventories	(45)	40
Accounts payable	77	(15)
Related party payables	(4)	19
Income taxes payable / receivable	15	12
Accrued and other current liabilities	(45)	(15)
Other assets and liabilities	—	(1)
Net cash provided by operating activities	99	88
Cash used in investing activities
Acquisition of property, plant and equipment	(29)	(22)
Net cash used in investing activities	(29)	(22)
Cash used in financing activities
Repayment of long-term debt	—	(6)
Dividends paid	(48)	(48)
Other financing activities	(2)	—
Net cash used in financing activities	(50)	(54)
Net increase in cash and cash equivalents	20	12
Cash and cash equivalents at beginning of period	115	38
Cash and cash equivalents at end of period	$135	$50

Cash paid:
Interest - long-term debt, net of interest rate swaps	25	28

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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2023, and should be read in conjunction with the disclosures therein. In our opinion, these interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to state fairly the financial condition, results of operations and cash flows for the periods presented. Operating results for interim periods are not necessarily indicative of annual operating results.
Non-Cash Lease Transactions:
We recorded $32 million in operating lease right-of-use assets obtained in exchange for lease liabilities during the three months ended March 31, 2024. Operating lease right-of-use assets obtained in exchange for lease liabilities during the three months ended March 31, 2023, as well as finance lease right-of-use assets obtained in exchange for lease liabilities during the three months ended March 31, 2024 and 2023, were not material.
Supply Chain Financing:
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
The terms of our payment obligations are not impacted by a supplier’s participation in the SCF and as such, the SCF has no impact on our balance sheets, cash flows, or liquidity. Our payment terms with our suppliers for similar services and materials within individual markets are consistent between suppliers that elect to participate in the SCF and those that do not participate.
All outstanding amounts related to suppliers participating in the SCF are recorded within accounts payable in our condensed consolidated balance sheet and associated payments are included as an operating cash flow in the condensed consolidated statement of cash flows. As of March 31, 2024, the amount of obligations outstanding that we have confirmed as valid under the SCF was $9 million. As of March 31, 2023, there were no obligations outstanding that we had confirmed as valid under the SCF.

Note 2 – New Accounting Standards
Recently Adopted Accounting Guidance:
In September 2022, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. These amendments require disclosure of the key terms of outstanding supplier finance programs and a rollforward of the related obligations. These amendments were effective for fiscal years beginning after December 31, 2022, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 31, 2023. We adopted the standard as of January 1, 2023, other than the amendment on rollforward information, which will be adopted prospectively in our Annual Report on Form 10-K for the year ending December 31, 2024 as required. The adoption relates to disclosure only, and does not have an impact on our condensed consolidated financial statements.
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
In March 2024, the SEC adopted final rules under SEC Release No. 33-11275, The Enhancement and Standardization of Climate-Related Disclosures for Investors, which will require public companies to include climate-related disclosures in their annual reports and registration statements. The final rules will require, among other matters, information about climate-related risks that have materially impacted, or are reasonably likely to have a material impact on, a registrant, including on its strategy, results of operations, or financial condition. In addition, under the final rules, certain disclosures related to severe weather events and other natural conditions will be required in the audited financial statements. The disclosure requirements related to financial statements are expected to be effective for our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. We are currently assessing the impact of these rules on our consolidated financial statements and related disclosures.
Note 3 – Inventories
Inventories consisted of the following:

	March 31, 2024	December 31, 2023
	(in millions)
Raw materials	$137	$153
Work in progress	70	60
Finished goods	309	260
Spare parts	54	51
Inventories	$570	$524

Note 4 – Debt
Long-term debt consisted of the following:

	March 31, 2024	December 31, 2023
	(in millions)
Term loan facility	$1,845	$1,845
Deferred financing transaction costs	(11)	(12)
Original issue discounts	(1)	(1)
	1,833	1,832
Less: current portion	—	—
Long-term debt	$1,833	$1,832

External Debt Facilities
In February 2020, we entered into new external debt facilities (“External Debt Facilities”), which consist of (i) a $2,475 million senior secured term loan facility (“Term Loan Facility”); and (ii) a $250 million senior secured revolving credit facility (“Revolving Facility”). In February 2023, we amended the External Debt Facilities (“Amendment No. 1”) which replaced the interest rate benchmark from the London Interbank Offered Rate (“LIBOR”) to the Secured Overnight Financing Rate (“SOFR”). Additionally, in November 2023, we further amended the External Debt Facilities (“Amendment No. 2”) to extend the maturity of the Revolving Facility by one year. Other than the foregoing, the material terms of the External Debt Facilities, as amended by Amendment No. 1 and Amendment No. 2 (“Amended External Debt Facilities”) remain unchanged, and our election to use practical expedients under ASU 2020-04 and ASU 2021-01 resulted in no material impacts on our condensed consolidated financial statements.
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
Revolving Facility
In November 2023, we amended the External Debt Facilities to extend the maturity date of the Revolving Facility by one year. The Revolving Facility matures in February 2026 and includes a sub-facility for letters of credit. As of March 31, 2024, we had no outstanding borrowings under the Revolving Facility, and we had $6 million of letters of credit outstanding, which reduces the borrowing capacity under the Revolving Facility.

Fair Value of Our Long-Term Debt
The fair value of our long-term debt as of March 31, 2024, which is a Level 2 fair value measurement, approximates the carrying value due to the variable market interest rate and the stability of our credit profile.
Note 5 - Financial Instruments
Interest Rate Derivatives
During 2020 and 2022, we entered into a series of interest rate swaps to fix the LIBOR of our External Debt Facilities. In February 2023, we amended our interest rate swaps to replace the interest rate benchmark from the LIBOR to SOFR. Other than the foregoing, the material terms of the interest rate swap agreements remained unchanged, and our election to use practical expedients under ASUs 2020-04 and 2021-01 resulted in no material impacts on our condensed consolidated financial statements. The aggregate notional amount of the interest rate swaps still in effect as of March 31, 2024 was $1,150 million, and the SOFR is fixed at an annual rate of 0.40% to 3.40% (for an annual effective interest rate of 2.15% to 5.15%, including margin).
The interest rate swaps outstanding as of March 31, 2024 hedge a portion of the interest rate exposure resulting from our Term Loan Facility for a period of approximately two years. We classified these instruments as cash flow hedges. The effective portion of the gain or loss on the open hedging instrument is recorded in accumulated other comprehensive income and is reclassified into earnings as interest expense, net when settled. The associated asset or liability on the open hedges is recorded at its fair value in other assets or other liabilities, as applicable. The fair value of the interest rate swaps was determined using a discounted cash flow method based on market-based swap yield curves, taking into account current interest rates, and is classified as Level 2 within the fair value hierarchy.
The following table provides the notional amounts, the annual rates, the weighted average annual effective rates, and the fair value of our interest rate derivatives:

(In millions)	Notional Amount	Annual Rate	Weighted Average Annual Effective Rate	Fair Value - Other Current Assets	Fair Value - Other Assets
As of March 31, 2024	$1,150	2.15% to 5.15%	4.38%	$26	$11
As of December 31, 2023	$1,150	2.15% to 5.15%	4.38%	$23	$7

Note 6 – Stock-based Compensation
Our equity incentive plan was established in 2020, for purposes of granting stock-based compensation awards to certain members of our senior management, our non-executive directors and to certain employees, to incentivize their performance and align their interests with ours. We have granted restricted stock units (“RSUs”) to certain employees and non-employee directors that have a service-based vesting condition. In addition, we have granted performance stock units (“PSUs”) to certain members of management that have a performance-based vesting condition. We account for forfeitures of outstanding but unvested grants in the period they occur. A maximum of 10.5 million shares of common stock were initially available for issuance under equity incentive awards granted pursuant to the plan. In the three months ended March 31, 2024, 0.3 million RSUs and 0.3 million PSUs were granted.

As of March 31, 2024, there were stock-based compensation awards representing 1.4 million shares outstanding compared to 0.8 million shares outstanding as of December 31, 2023. Stock-based compensation expense was $4 million for the three months ended March 31, 2024 compared to $3 million for the three months ended March 31, 2023.

Note 7 – Commitments and Contingencies
Legal Proceedings:
We are from time to time party to litigation, legal proceedings and tax examinations arising from our operations. Most of these matters involve allegations of damages against us relating to employment matters, consumer complaints, advertising/labelling claims, personal injury and commercial or contractual disputes. We record estimates for claims and proceedings that constitute a present obligation when it is probable that an outflow of resources will be required to settle the obligation and a reliable estimate of such obligation can be made. While it is not possible to predict the outcome of any of these matters, based on our assessment of the facts and circumstances as of March 31, 2024, we do not believe any of these matters, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows. However, actual outcomes may differ from those expected and could have a material effect on our financial position, results of operations or cash flows in a future period.
Note 8 – Accumulated Other Comprehensive Income
The following table summarizes the changes in our balances of each component of accumulated other comprehensive income.

(In millions)	Currency Translation Adjustments	Employee Benefit Plans	Interest Rate Derivatives	Accumulated Other Comprehensive Income
Balance as of December 31, 2022	$(7)	$23	$36	$52
Loss arising during the period	—	—	(10)	(10)
Reclassification to earnings	—	(1)	(6)	(7)
Effect of deferred taxes	—	—	4	4
Balance as of March 31, 2023	$(7)	$22	$24	$39

Balance as of December 31, 2023	$(7)	$34	$23	$50
Gain (loss) arising during the period	(1)	—	15	14
Reclassification to earnings	—	(1)	(8)	(9)
Effect of deferred taxes	—	—	(2)	(2)
Balance as of March 31, 2024	(8)	33	28	53

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
Adjusted EBITDA represents each segment’s earnings before interest, tax, depreciation and amortization and may be further adjusted to exclude certain non-recurring costs, if applicable.
Total assets by segment are those assets directly associated with the respective operating activities, comprising inventory, property, plant and equipment and operating lease right-of-use assets. Other assets, such as cash, accounts receivable and intangible assets, are monitored on an entity-wide basis and not included in segment information that is regularly reviewed by our CODM.
Transactions between segments are at negotiated prices.

	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Segment Total	Unallocated(1)	Total
Three Months Ended March 31, 2024	(in millions)
Net revenues	$264	$226	$205	$140	$835	$(2)	$833
Intersegment revenues	—	3	—	3	6	(6)	—
Total segment net revenues	264	229	205	143	841	(8)	833
Adjusted EBITDA	33	66	30	29	158
Depreciation and amortization	8	5	4	6	23	9	32

	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Segment Total	Unallocated(1)	Total
Three Months Ended March 31, 2023	(in millions)
Net revenues	$283	$230	$224	$141	$878	$(4)	$874
Intersegment revenues	—	3	—	3	6	(6)	—
Total segment net revenues	283	233	224	144	884	(10)	874
Adjusted EBITDA	4	55	30	19	108
Depreciation and amortization	7	5	4	5	21	9	30

Segment assets consisted of the following:

	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Segment Total	Unallocated(1)	Total
	(in millions)
As of March 31, 2024	$572	$271	$240	$238	$1,321	$3,537	$4,858
As of December 31, 2023	556	267	216	239	1,278	3,502	4,780

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
The following table presents a reconciliation of segment Adjusted EBITDA to GAAP income before income taxes:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Segment Adjusted EBITDA	$158	$108
Corporate / unallocated expenses	(36)	(26)
	122	82
Adjustments to reconcile to GAAP income before income taxes
Depreciation and amortization	(32)	(30)
Interest expense, net	(25)	(29)
Consolidated GAAP income before income taxes	$65	$23

Information in Relation to Products
Net revenues by product line are as follows:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Waste and storage products (1)	$372	$377
Cooking products	264	283
Tableware	205	224
Unallocated	(8)	(10)
Net revenues	$833	$874

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
For each of the three months ended March 31, 2024 and March 31, 2023, revenues from products sold to PEI Group were $22 million. For the three months ended March 31, 2024, products purchased from PEI Group were $80 million, compared to $106 million in the comparable prior year period. For the three months ended March 31, 2024, PEI Group charged us freight and warehousing costs of $8 million, compared to $9 million in the comparable prior year period, which were included in cost of sales. The resulting related party receivables and payables are settled regularly in the normal course of business.
Furthermore, $36 million of the dividends paid during each of the three months ended March 31, 2024 and March 31, 2023, were paid to PFL.

Note 11 – Subsequent Events

Quarterly Cash Dividend

On April 25, 2024, our Board of Directors approved a cash dividend of $0.23 per common share to be paid on May 31, 2024 to shareholders of record on May 17, 2024.

Term Loan Facility

Subsequent to March 31, 2024, we made a voluntary principal payment of $50 million related to our Term Loan Facility.

Except as described above, there have been no events subsequent to March 31, 2024 which would require accrual or disclosure in these condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Our management’s discussion and analysis is intended to help the reader understand our results of operations and financial condition and is provided as an addition to, and should be read in connection with, our condensed consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q and our consolidated financial statements and the accompanying notes contained in our Annual Report on Form 10-K for the year ended December 31, 2023.
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
•Hefty Waste & Storage: Through our Hefty Waste & Storage segment, we produce both branded and store brand trash and food storage bags. Hefty is a well-recognized leader in the trash bag and food storage bag categories and our private label products offer value to our retail partners. Our branded products are sold under the Hefty Ultra Strong and Hefty Strong brands for trash bags, and as the Hefty and Baggies brands for our food storage bags. We have the #1 branded market share in the U.S. large black trash bag and slider bag segments, and the #2 branded market share in the tall kitchen trash bag segment. Our robust product portfolio in this segment includes a full suite of products, including sustainable solutions such as blue and clear recycling bags, compostable bags, bags made from recycled materials and orange bags through the Hefty ReNew™ Program.
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
Overview
Total net revenues decreased 5% in the three months ended March 31, 2024 compared to the same period in 2023. The revenue decrease consisted of lower volume in both our retail and non-retail businesses. Our retail and lower-margin non-retail net revenue declined by $23 million and $18 million, respectively.
During the three months ended March 31, 2024, net income increased $32 million driven by declines in material and manufacturing costs, as well as a reduction in interest expense as a result of a lower outstanding principal balance due to repayments made on our term loan facility throughout 2023.
Non-GAAP Measures
In this Quarterly Report on Form 10-Q we use the non-GAAP financial measure “Adjusted EBITDA”, which is a non-GAAP measure.
We define Adjusted EBITDA as net income calculated in accordance with GAAP, plus the sum of income tax expense, net interest expense, depreciation and amortization and as may be further adjusted to exclude certain non-recurring items, if applicable.
We present Adjusted EBITDA because it is a key measure used by our management team to evaluate our operating performance, generate future operating plans and make strategic decisions. In addition, our chief operating decision maker uses Adjusted EBITDA of each reportable segment to evaluate the operating performance of such segments. Accordingly, we believe presenting this measure provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management team and board of directors.
Non-GAAP information should be considered as supplemental in nature and is not meant to be considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP. In addition, our non-GAAP financial measures may not be the same as or comparable to similar non-GAAP financial measures presented by other companies.
The following table presents a reconciliation of our net income, the most directly comparable GAAP financial measure, to Adjusted EBITDA:

	Three Months Ended March 31,
	2024	2023
	(in millions)
Net income – GAAP	$49	$17
Income tax expense	16	6
Interest expense, net	25	29
Depreciation and amortization	32	30
Adjusted EBITDA (Non-GAAP)	$122	$82

Results of Operations – Three Months Ended March 31, 2024
The following discussion should be read in conjunction with our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Detailed comparisons of revenue and results are presented in the discussions of the operating segments, which follow our consolidated results discussion.
Certain discussions in this section provide a breakdown of net revenues between our retail and non-retail businesses. Our retail business net revenues consist of sales to grocery stores, mass merchants, warehouse clubs, discount chains, dollar stores, drug stores, home improvement stores, military outlets and eCommerce retailers. Our non-retail business net revenues consist of sales to food service customers, which are classified as related party revenues, and industrial customers.
Aggregation of Segment Revenue and Adjusted EBITDA

(in millions)	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Unallocated⁽[1]⁾	Total Reynolds Consumer Products
Net revenues for the three months ended March 31:
2024	$264	$229	$205	$143	$(8)	$833
2023	283	233	224	144	(10)	874
Adjusted EBITDA(2) for the three months ended March 31:
2024	$33	$66	$30	$29	$(36)	$122
2023	4	55	30	19	(26)	82

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

Three Months Ended March 31, 2024 Compared with the Three Months Ended March 31, 2023
Total Reynolds Consumer Products

	For the Three Months Ended March 31,
(in millions, except for %)	2024	% of Revenue	2023	% of Revenue	Change	% Change
Net revenues	$811	97%	$852	97%	$(41)	(5)%
Related party net revenues	22	3%	22	3%	—	—%
Total net revenues	833	100%	874	100%	(41)	(5)%
Cost of sales	(632)	(76)%	(719)	(82)%	87	12%
Gross profit	201	24%	155	18%	46	30%
Selling, general and administrative expenses	(111)	(13)%	(105)	(12)%	(6)	(6)%
Other income, net	—	—%	2	—%	(2)	NM %
Income from operations	90	11%	52	6%	38	73%
Interest expense, net	(25)	(3)%	(29)	(3)%	4	14%
Income before income taxes	65	8%	23	3%	42	183%
Income tax expense	(16)	(2)%	(6)	(1)%	(10)	(167)%
Net income	$49	6%	$17	2%	$32	188%
Adjusted EBITDA ⁽¹⁾	$122	15%	$82	9%	$40	49%
_________________________________________
NM - Percentage change is not meaningful.
(1)Adjusted EBITDA is a non-GAAP measure. See “Non-GAAP Measures” for details, including a reconciliation between net income and Adjusted EBITDA.
Components of Change in Net Revenues for the Three Months Ended March 31, 2024 vs. the Three Months Ended March 31, 2023

		Volume/Mix
	Price	Retail	Non-Retail	Total
Reynolds Cooking & Baking	1%	(2)%	(6)%	(7)%
Hefty Waste & Storage	—%	(2)%	—%	(2)%
Hefty Tableware	(2)%	(6)%	—%	(8)%
Presto Products	—%	(1)%	—%	(1)%
Total RCP	—%	(3)%	(2)%	(5)%

Total Net Revenues. Total net revenues decreased by $41 million, or 5%, to $833 million. The 5% decrease consisted of lower volume in both our retail and non-retail businesses. Our retail and lower-margin non-retail net revenue declined by $23 million and $18 million, respectively.

Cost of Sales. Cost of sales decreased by $87 million, or 12%, to $632 million. The decrease was primarily driven by lower volume as well as lower material and manufacturing costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $6 million, or 6%, to $111 million, primarily due to higher personnel costs and advertising costs.

Other Income, Net. Other income, net was zero in the three months ended March 31, 2024 compared to $2 million in the three months ended March 31, 2023.

Interest Expense, Net. Interest expense, net decreased by $4 million, or 14%, to $25 million. The decrease was primarily due to a lower outstanding principal balance on our external debt facilities as a result of principal payments made throughout 2023.

Income Tax Expense. We recognized income tax expense of $16 million on income before income taxes of $65 million (an effective tax rate of 24.9%) for the three months ended March 31, 2024 compared to income tax expense of $6 million on income before income taxes of $23 million (an effective tax rate of 24.9%) for the three months ended March 31, 2023.

Adjusted EBITDA. Adjusted EBITDA increased by $40 million, or 49%, to $122 million. The increase in Adjusted EBITDA was primarily due to lower material and manufacturing costs.
Segment Information
Reynolds Cooking & Baking

	For the Three Months Ended March 31,
(in millions, except for %)	2024	2023	Change	% Change
Retail net revenues	$225	$226	$(1)	—%
Non-retail net revenues	39	57	(18)	(32)%
Total segment net revenues	$264	$283	$(19)	(7)%
Segment Adjusted EBITDA	33	4	29	725%
Segment Adjusted EBITDA Margin	13%	1%

Total Segment Net Revenues. Reynolds Cooking & Baking total segment net revenues decreased by $19 million, or 7%, to $264 million. The decrease in net revenues was primarily due to an $18 million decline in our non-retail net revenues driven by lower volume.
Adjusted EBITDA. Reynolds Cooking & Baking Adjusted EBITDA increased by $29 million, or 725%, to $33 million. The increase in Adjusted EBITDA was primarily driven by lower material and manufacturing costs.
Hefty Waste & Storage

	For the Three Months Ended March 31,
(in millions, except for %)	2024	2023	Change	% Change
Total segment net revenues	$229	$233	$(4)	(2)%
Segment Adjusted EBITDA	66	55	11	20%
Segment Adjusted EBITDA Margin	29%	24%

Total Segment Net Revenues. Hefty Waste & Storage total segment net revenues decreased $4 million, or 2%, to $229 million. The decrease in net revenues was primarily due to lower volume.
Adjusted EBITDA. Hefty Waste & Storage Adjusted EBITDA increased by $11 million, or 20%, to $66 million. The increase in Adjusted EBITDA was primarily driven by lower material and manufacturing costs.
Hefty Tableware

	For the Three Months Ended March 31,
(in millions, except for %)	2024	2023	Change	% Change
Total segment net revenues	$205	$224	$(19)	(8)%
Segment Adjusted EBITDA	30	30	—	—%
Segment Adjusted EBITDA Margin	15%	13%

Total Segment Net Revenues. Hefty Tableware total segment net revenues decreased by $19 million, or 8%, to $205 million. The decrease in net revenues was primarily due to lower volume and lower pricing.
Adjusted EBITDA. Hefty Tableware Adjusted EBITDA remained flat, with lower material and manufacturing costs offset by lower volume.

Presto Products

	For the Three Months Ended March 31,
(in millions, except for %)	2024	2023	Change	% Change
Total segment net revenues	$143	$144	$(1)	(1)%
Segment Adjusted EBITDA	29	19	10	53%
Segment Adjusted EBITDA Margin	20%	13%

Total Segment Net Revenues. Presto Products total segment net revenues were relatively flat during the three months ended March 31, 2024, compared to the prior year period.
Adjusted EBITDA. Presto Products Adjusted EBITDA increased by $10 million, or 53%, to $29 million. The increase was primarily driven by lower material and manufacturing costs.
Liquidity and Capital Resources
Our principal sources of liquidity are existing cash and cash equivalents, cash generated from operating activities and available borrowings under the Revolving Facility.
The following table discloses our cash flows for the periods presented:

	For the Three Months Ended March 31,
(in millions)	2024	2023
Net cash provided by operating activities	$99	$88
Net cash used in investing activities	(29)	(22)
Net cash used in financing activities	(50)	(54)
Increase in cash and cash equivalents	$20	$12

Cash provided by operating activities
Net cash from operating activities increased by $11 million to $99 million in the three months ended March 31, 2024. The increase was primarily driven by the benefit from working capital initiatives and higher net income, partially offset by higher net investment in inventory during the current period.
Cash used in investing activities
Net cash used in investing activities increased by $7 million to $29 million. The increase was driven by increased cash outlays for capital expenditures.
Cash used in financing activities
Net cash used in financing activities decreased by $4 million to $50 million. The decrease was primarily driven by voluntary principal payments related to our Term Loan Facility, which were made in 2023 and first applied to pay the remaining quarterly amortization payments in full. As a result, no quarterly amortization payments were made during the three months ended March 31, 2024, compared to $6 million of amortization payments made during the three months ended March 31, 2023.

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
As of March 31, 2024, the outstanding balance under the Term Loan Facility was $1,845 million. As of March 31, 2024, we had no outstanding borrowings under the Revolving Facility, and we had $6 million of letters of credit outstanding, which reduces the borrowing capacity under the Revolving Facility.
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
During 2020 and 2022, we entered into a series of interest rate swaps to fix the LIBOR of our External Debt Facilities. In February 2023, we amended our interest rate swaps to replace the interest rate benchmark from LIBOR to SOFR. Other than the foregoing, the material terms of the interest rate swap agreements remained unchanged, and our election to use practical expedients under ASUs 2020-04 and 2021-01 resulted in no material impacts on the condensed consolidated financial statements. The aggregate notional amount of the interest rate swaps still in effect as of March 31, 2024 was $1,150 million, and the SOFR is fixed at an annual rate of 0.40% to 3.40% (for an annual effective interest rate of 2.15% to 5.15%, including margin). These interest rate swaps hedge a portion of the interest rate exposure resulting from our Term Loan Facility for periods ranging from two to three years.
Prepayments
The Term Loan Facility contains customary mandatory prepayments, including with respect to excess cash flow, asset sale proceeds and proceeds from certain incurrences of indebtedness.
The Borrower may voluntarily repay outstanding loans under the Term Loan Facility at any time without premium or penalty, other than customary breakage costs with respect to SOFR based loans.
Subsequent to March 31, 2024, we made an additional voluntary principal payment of $50 million related to the Term Loan Facility.
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

Accounts Receivable Factoring
We are party to a factoring agreement with JP Morgan Chase Bank, N.A. to sell certain accounts receivable up to $95 million. We had no outstanding balance owed under the factoring arrangement as of March 31, 2024. Transactions under this agreement are accounted for as sales of accounts receivable, and the receivables sold are removed from the condensed consolidated balance sheet at the time of the sales transaction. We classify the proceeds received from the sales of accounts receivable as an operating cash flow in the condensed consolidated statement of cash flows. We record the discount as other expense, net in the condensed consolidated statement of income.
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
All outstanding amounts related to suppliers participating in the SCF are recorded within accounts payable in our condensed consolidated balance sheet and associated payments are included as an operating cash flow in the condensed consolidated statement of cash flows. As of March 31, 2024, the amount of obligations outstanding that we have confirmed as valid under the SCF was $9 million. As of March 31, 2023, there were no obligations outstanding that we had confirmed as valid under the SCF.
Dividends
During the three months ended March 31, 2024, a cash dividend of $0.23 per share was declared and paid. On April 25, 2024, a quarterly cash dividend of $0.23 per share was declared and is to be paid on May 31, 2024. We expect to continue paying cash dividends on a quarterly basis; however, future dividends are at the discretion of our Board of Directors and will depend upon our earnings, capital requirements, financial condition, contractual limitations (including under the Amended External Debt Facilities) and other factors.
****
We believe that our projected cash position, cash flows from operations, including proceeds from factored receivables, and available borrowings under the Revolving Facility are sufficient to meet debt service, capital expenditures and working capital needs for the foreseeable future. However, we cannot ensure that our business will generate sufficient cash flow from operations or that future borrowings will be available under our borrowing agreements in amounts sufficient to pay indebtedness or fund other liquidity needs. Actual results of operations will depend on numerous factors, many of which are beyond our control as further discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Critical Accounting Policies and Estimates
Accounting policies and estimates are considered critical when they require management to make subjective and complex judgments, estimates and assumptions about matters that have a material impact on the presentation of our financial statements and accompanying notes. For a description of our critical accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
See “Item 7A: Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. During the three months ended March 31, 2024, there have been no material changes in our exposure to market risk.
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
In connection with the preparation of this report, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2024, our disclosure controls and procedures were effective.
b)Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
The information required to be set forth under this heading is incorporated by reference from Note 7 - Commitments and Contingencies, to the condensed consolidated financial statements included in Part I, Item 1.
Item 1A. Risk Factors.
There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
During the three months ended March 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as identified in Item 408(c) of Regulation S-K).

Item 6. Exhibits.

Exhibit Number	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated herein by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 4, 2020)
3.2
Certificate of Amendment to Amended and Restated Certificate of Incorporation of Reynolds Consumer Products Inc. (incorporated herein by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed with the SEC on April 25, 2024)

3.3	Amended and Restated By-Laws (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 4, 2020)
10.1*
Form of Assignment and Assumption Agreement for Employment Agreements, and Form of Assignment and Assumption Agreement for Restrictive Covenant Agreement, each by and among Reynolds Consumer Products LLC, Reynolds Consumer Products Holdings LLC, and Lance Mitchell, Scott Huckins, Rachel Bishop, Judith Buckner and Lisa Smith

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
May 8, 2024