Form 10-Q
period 2024-06-30
Reynolds Consumer Products Inc.
filed 2024-08-07
CIK 1786431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________________________________________________________________
FORM 10-Q
_______________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 31, 2024, the registrant had 210,138,321 shares of common stock, $0.001 par value per share, outstanding.

i

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “intends,” “outlook,” “forecast,” “position,” “committed,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “model,” “assumes,” “confident,” “look forward,” “potential,” “on track,” or “continue,” or the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth strategies and anticipated trends in our business. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including those risks and uncertainties discussed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2023 and as updated in our Quarterly Reports on Form 10-Q. You should specifically consider the numerous risks outlined in the “Risk Factors” sections. These risks and uncertainties include factors related to:

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Reynolds Consumer Products Inc.
Condensed Consolidated Statements of Income
(in millions, except for per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net revenues	$914	$922	$1,726	$1,774
Related party net revenues	16	18	38	40
Total net revenues	930	940	1,764	1,814
Cost of sales	(674)	(712)	(1,306)	(1,430)
Gross profit	256	228	458	384
Selling, general and administrative expenses	(116)	(107)	(227)	(212)
Other income (expense), net	—	(1)	—	(1)
Income from operations	140	120	231	171
Interest expense, net	(25)	(31)	(51)	(60)
Income before income taxes	115	89	180	111
Income tax expense	(18)	(23)	(35)	(28)
Net income	$97	$66	$145	$83

Earnings per share:
Basic	$0.46	$0.32	$0.69	$0.40
Diluted	$0.46	$0.32	$0.69	$0.40

Weighted average shares outstanding:
Basic	210.1	210.0	210.1	210.0
Effect of dilutive securities	0.1	—	0.1	—
Diluted	210.2	210.0	210.2	210.0

See accompanying notes to the condensed consolidated financial statements.

Reynolds Consumer Products Inc.
Condensed Consolidated Statements of Comprehensive Income
(in millions)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2024	2023	2024	2023
Net income	$97	$66	$145	$83
Other comprehensive (loss) income, net of income taxes:
Currency translation adjustment	—	—	(1)	—
Employee benefit plans	(2)	(1)	(3)	(2)
Derivative instruments	—	14	5	2
Other comprehensive (loss) income, net of income taxes	(2)	13	1	—
Comprehensive income	$95	$79	$146	$83

See accompanying notes to the condensed consolidated financial statements.

Reynolds Consumer Products Inc.
Condensed Consolidated Balance Sheets
(in millions, except for per share data)

	(Unaudited) As of June 30, 2024	As of December 31, 2023
Assets
Cash and cash equivalents	$101	$115
Accounts receivable (net of allowance for doubtful accounts of $1 and $1)	371	347
Other receivables	5	7
Related party receivables	7	7
Inventories	584	524
Other current assets	45	41
Total current assets	1,113	1,041
Property, plant and equipment (net of accumulated depreciation of $938 and $897)	729	732
Operating lease right-of-use assets, net	79	56
Goodwill	1,895	1,895
Intangible assets, net	987	1,001
Other assets	62	55
Total assets	$4,865	$4,780
Liabilities
Accounts payable	$310	$219
Related party payables	29	34
Current operating lease liabilities	19	16
Income taxes payable	1	22
Accrued and other current liabilities	164	187
Total current liabilities	523	478
Long-term debt	1,784	1,832
Long-term operating lease liabilities	63	42
Deferred income taxes	359	357
Long-term postretirement benefit obligation	16	16
Other liabilities	80	72
Total liabilities	$2,825	$2,797
Commitments and contingencies (Note 7)
Stockholders’ equity
Common stock, $0.001 par value; 2,000 shares authorized; 210.1 shares issued and outstanding	—	—
Additional paid-in capital	1,404	1,396
Accumulated other comprehensive income	51	50
Retained earnings	585	537
Total stockholders’ equity	2,040	1,983
Total liabilities and stockholders’ equity	$4,865	$4,780

See accompanying notes to the condensed consolidated financial statements.

Reynolds Consumer Products Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in millions, except for per share data)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
Balance as of December 31, 2022	$—	$1,385	$431	$52	$1,868
Net income	—	—	17	—	17
Other comprehensive loss, net of income taxes	—	—	—	(13)	(13)
Dividends ($0.23 per share declared and paid)	—	—	(48)	—	(48)
Other	—	1	—	—	1
Balance as of March 31, 2023	$—	$1,386	$400	$39	$1,825
Net income	—	—	66	—	66
Other comprehensive income, net of income taxes	—	—	—	13	13
Dividends ($0.23 per share declared and paid)	—	—	(48)	—	(48)
Other	—	3	—	—	3
Balance as of June 30, 2023	$—	$1,389	$418	$52	$1,859

Balance as of December 31, 2023	$—	$1,396	$537	$50	$1,983
Net income	—	—	49	—	49
Other comprehensive income, net of income taxes	—	—	—	3	3
Dividends ($0.23 per share declared and paid)	—	—	(48)	—	(48)
Other	—	3	(1)	—	2
Balance as of March 31, 2024	$—	$1,399	$537	$53	$1,989
Net income	—	—	97	—	97
Other comprehensive loss, net of income taxes	—	—	—	(2)	(2)
Dividends ($0.23 per share declared and paid)	—	—	(48)	—	(48)
Other	—	5	(1)	—	4
Balance as of June 30, 2024	$—	$1,404	$585	$51	$2,040

See accompanying notes to the condensed consolidated financial statements.

Reynolds Consumer Products Inc.
Condensed Consolidated Statements of Cash Flows
(in millions)
(Unaudited)

	Six Months Ended June 30,
	2024	2023
Cash provided by operating activities
Net income	$145	$83
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	63	61
Deferred income taxes	—	2
Stock compensation expense	9	6
Change in assets and liabilities:
Accounts receivable, net	(23)	(38)
Other receivables	2	11
Related party receivables	—	—
Inventories	(60)	108
Accounts payable	92	(15)
Related party payables	(5)	(12)
Income taxes payable / receivable	(22)	(11)
Accrued and other current liabilities	(21)	19
Other assets and liabilities	3	(7)
Net cash provided by operating activities	183	207
Cash used in investing activities
Acquisition of property, plant and equipment	(48)	(51)
Net cash used in investing activities	(48)	(51)
Cash used in financing activities
Repayment of long-term debt	(50)	(12)
Dividends paid	(96)	(96)
Other financing activities	(3)	(3)
Net cash used in financing activities	(149)	(111)
Net (decrease) increase in cash and cash equivalents	(14)	45
Cash and cash equivalents at beginning of period	115	38
Cash and cash equivalents at end of period	$101	$83

Cash paid:
Interest - long-term debt, net of interest rate swaps	51	58
Income taxes	56	36

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
Non-Cash Lease Transactions:
We recorded $32 million in new operating lease right-of-use assets obtained in exchange for lease liabilities during the six months ended June 30, 2024. New operating lease right-of-use assets obtained in exchange for lease liabilities during the six months ended June 30, 2023, were not material.
New finance lease right-of-use assets obtained in exchange for lease liabilities for the six months ended June 30, 2024 and 2023, were not material.

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

All outstanding amounts related to suppliers participating in the SCF are recorded within accounts payable in our condensed consolidated balance sheet and associated payments are included as an operating cash flow in the condensed consolidated statement of cash flows. As of June 30, 2024, the amount of obligations outstanding that we have confirmed as valid under the SCF was $9 million. As of December 31, 2023, the amount of obligations outstanding that we had confirmed as valid under the SCF was $19 million.

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
Note 3 – Inventories
Inventories consisted of the following:

	June 30, 2024	December 31, 2023
	(in millions)
Raw materials	$142	$153
Work in progress	58	60
Finished goods	327	260
Spare parts	57	51
Inventories	$584	$524

Note 4 – Debt
Long-term debt consisted of the following:

	June 30, 2024	December 31, 2023
	(in millions)
Term loan facility	$1,795	$1,845
Deferred financing transaction costs	(10)	(12)
Original issue discounts	(1)	(1)
	1,784	1,832
Less: current portion	—	—
Long-term debt	$1,784	$1,832

External Debt Facilities
In February 2020, we entered into new external debt facilities (“External Debt Facilities”), which consist of (i) a $2,475 million senior secured term loan facility (“Term Loan Facility”); and (ii) a $250 million senior secured revolving credit facility (“Revolving Facility”). In February 2023, we amended the External Debt Facilities (“Amendment No.1”) which replaced the interest rate benchmark from the London Interbank Offered Rate (“LIBOR”) to the Secured Overnight Financing Rate (“SOFR”). Additionally, in November 2023, we further amended the External Debt Facilities (“Amendment No. 2”) to extend the maturity of the Revolving Facility by one year. Other than the foregoing, the material terms of the External Debt Facilities, as amended by Amendment No. 1 and Amendment No. 2 (“Amended External Debt Facilities”) remain unchanged, and our election to use practical expedients under ASU 2020-04 and ASU 2021-01 resulted in no material impacts on our condensed consolidated financial statements.
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
Term Loan Facility
The Term Loan Facility matures in February 2027. The Term Loan Facility amortizes in equal quarterly installments of $6 million, which commenced in June 2020, with the balance payable on maturity. During the year ended December 31, 2023, we made voluntary principal payments of $250 million related to our Term Loan Facility, which were first applied to pay the remaining quarterly amortization payments in full, with the residual balance applied to the outstanding principal balance due at maturity. During the three months ended June 30, 2024, we made a voluntary principal payment of $50 million related to our Term Loan Facility, which was applied to the outstanding principal balance due at maturity.
Revolving Facility
In November 2023, we amended the External Debt Facilities to extend the maturity date of the Revolving Facility by one year. The Revolving Facility matures in February 2026 and includes a sub-facility for letters of credit. As of June 30, 2024, we had no outstanding borrowings under the Revolving Facility, and we had $6 million of letters of credit outstanding, which reduces the borrowing capacity under the Revolving Facility.

Fair Value of Our Long-Term Debt
The fair value of our long-term debt as of June 30, 2024, which is a Level 2 fair value measurement, approximates the carrying value due to the variable market interest rate and the stability of our credit profile.
Note 5 - Financial Instruments
Interest Rate Derivatives
During 2020 and 2022, we entered into a series of interest rate swaps to fix the LIBOR of our External Debt Facilities. In February 2023, we amended our interest rate swaps to replace the interest rate benchmark from the LIBOR to SOFR. Other than the foregoing, the material terms of the interest rate swap agreements remained unchanged, and our election to use practical expedients under ASUs 2020-04 and 2021-01, resulted in no material impacts on our condensed consolidated financial statements. The aggregate notional amount of the interest rate swaps still in effect as of June 30, 2024 was $1,150 million, and the SOFR is fixed at an annual rate of 0.40% to 3.40% (for an annual effective interest rate of 2.15% to 5.15%, including margin).
The interest rate swaps outstanding as of June 30, 2024 hedge a portion of the interest rate exposure resulting from our Term Loan Facility for a period of approximately one to two years. We classified these instruments as cash flow hedges. The effective portion of the gain or loss on the open hedging instrument is recorded in accumulated other comprehensive income and is reclassified into earnings as interest expense, net when settled. The associated asset or liability on the open hedges is recorded at its fair value in other assets or other liabilities, as applicable. The fair value of the interest rate swaps was determined using a discounted cash flow method based on market-based swap yield curves, taking into account current interest rates, and is classified as Level 2 within the fair value hierarchy.
The following table provides the notional amounts, the annual rates, the weighted average annual effective rates, and the fair value of our interest rate derivatives:

(In millions)	Notional Amount	Annual Rate	Weighted Average Annual Effective Rate	Fair Value - Other Current Assets	Fair Value - Other Assets
As of June 30, 2024	$1,150	2.15% to 5.15%	4.38%	$26	$8
As of December 31, 2023	$1,150	2.15% to 5.15%	4.38%	$23	$7

Note 6 – Stock-based Compensation
Our equity incentive plan was established in 2020, for purposes of granting stock-based compensation awards to certain members of our senior management, our non-executive directors and to certain employees, to incentivize their performance and align their interests with ours. We have granted restricted stock units (“RSUs”) to certain employees and non-employee directors that have a service-based vesting condition. In addition, we have granted performance stock units (“PSUs”) to certain members of management that have a performance-based vesting condition. We account for forfeitures of outstanding but unvested grants in the period they occur. A maximum of 10.5 million shares of common stock were initially available for issuance under equity incentive awards granted pursuant to the plan. In the three and six months ended June 30, 2024, zero and 0.3 million RSUs and zero and 0.3 million PSUs were granted, respectively.
As of June 30, 2024, there were stock-based compensation awards representing 1.4 million shares outstanding compared to 0.8 million shares outstanding as of December 31, 2023. Stock-based compensation expense was $5 million and $9 million for the three and six months ended June 30, 2024, respectively, compared to $3 million and $6 million in the comparable prior year periods.

Note 7 – Commitments and Contingencies
Legal Proceedings:
We are from time to time party to litigation, legal proceedings and tax examinations arising from our operations. Most of these matters involve allegations of damages against us relating to employment matters, consumer complaints, advertising/labelling claims, personal injury and commercial or contractual disputes. We record estimates for claims and proceedings that constitute a present obligation when it is probable that an outflow of resources will be required to settle the obligation and a reliable estimate of such obligation can be made. While it is not possible to predict the outcome of any of these matters, based on our assessment of the facts and circumstances as of June 30, 2024, we do not believe any of these matters, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows. However, actual outcomes may differ from those expected and could have a material effect on our financial position, results of operations or cash flows in a future period.
Note 8 – Accumulated Other Comprehensive Income
The following table summarizes the changes in our balances of each component of accumulated other comprehensive income.

(In millions)	Currency Translation Adjustments	Employee Benefit Plans	Derivative Instruments	Accumulated Other Comprehensive Income
Balance as of December 31, 2022	$(7)	$23	$36	$52
Loss arising during the period	—	—	(10)	(10)
Reclassification to earnings	—	(1)	(6)	(7)
Effect of deferred taxes	—	—	4	4
Balance as of March 31, 2023	$(7)	$22	$24	$39
Gain arising during the period	—	—	25	25
Reclassification to earnings	—	(1)	(7)	(8)
Effect of deferred taxes	—	—	(4)	(4)
Balance as of June 30, 2023	$(7)	$21	$38	$52

Balance as of December 31, 2023	$(7)	$34	$23	$50
Gain (loss) arising during the period	(1)	—	15	14
Reclassification to earnings	—	(1)	(8)	(9)
Effect of deferred taxes	—	—	(2)	(2)
Balance as of March 31, 2024	$(8)	$33	$28	$53
Gain arising during the period	—	—	8	8
Reclassification to earnings	—	(2)	(8)	(10)
Effect of deferred taxes	—	—	—	—
Balance as of June 30, 2024	$(8)	$31	$28	$51

Note 9 - Income Taxes
For the three months ended June 30, 2024, we recorded income tax expense of $18 million on income before income taxes of $115 million, or an effective tax rate of 16.0%, compared to income tax expense of $23 million on income before income taxes of $89 million, or an effective tax rate of 25.4%, for the three months ended June 30, 2023.
For the six months ended June 30, 2024, we recorded income tax expense of $35 million on income before income taxes of $180 million, or an effective tax rate of 19.2%, compared to income tax expense of $28 million on income before income taxes of $111 million, or an effective tax rate of 25.3% for the six months ended June 30, 2023.
For the three and six months ended June 30, 2024, our income tax expense included a discrete tax benefit for the remeasurement of deferred tax liabilities due to a change in our state tax rates after apportionment.

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
Transactions between segments are at negotiated prices.

	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Segment Total	Unallocated(1)	Total
Three Months Ended June 30, 2024	(in millions)
Net revenues	$304	$236	$245	$147	$932	$(2)	$930
Intersegment revenues	—	2	—	3	5	(5)	—
Total segment net revenues	$304	$238	$245	$150	$937	$(7)	$930
Adjusted EBITDA	56	69	39	37	201
Depreciation and amortization	8	5	4	5	22	10	32

	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Segment Total	Unallocated(1)	Total
Three Months Ended June 30, 2023	(in millions)
Net revenues	$321	$227	$251	$144	$943	$(3)	$940
Intersegment revenues	—	2	—	1	3	(3)	—
Total segment net revenues	$321	$229	$251	$145	$946	$(6)	$940
Adjusted EBITDA	40	62	45	28	175
Depreciation and amortization	7	5	4	5	21	9	30

	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Segment Total	Unallocated(1)	Total
Six Months Ended June 30, 2024	(in millions)
Net revenues	$568	$462	$450	$287	$1,767	$(3)	$1,764
Intersegment revenues	—	6	—	6	12	(12)	—
Total segment net revenues	$568	$468	$450	$293	$1,779	$(15)	$1,764
Adjusted EBITDA	89	134	70	66	359
Depreciation and amortization	16	9	8	11	44	19	63

	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Segment Total	Unallocated(1)	Total
Six Months Ended June 30, 2023	(in millions)
Net revenues	$604	$457	$475	$285	$1,821	$(7)	$1,814
Intersegment revenues	—	6	—	3	9	(9)	—
Total segment net revenues	$604	$463	$475	$288	$1,830	$(16)	$1,814
Adjusted EBITDA	43	117	76	47	283
Depreciation and amortization	14	10	8	11	43	18	61

Segment assets consisted of the following:

	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Segment Total	Unallocated(1)	Total
	(in millions)
As of June 30, 2024	$584	$274	$234	$242	$1,334	$3,531	$4,865
As of December 31, 2023	556	267	216	239	1,278	3,502	4,780

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
The following table presents a reconciliation of segment Adjusted EBITDA to GAAP income before income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)		(in millions)
Segment Adjusted EBITDA	$201	$175	$359	$283
Corporate / unallocated expenses	(29)	(25)	(65)	(51)
	172	150	294	232
Adjustments to reconcile to GAAP income before income taxes
Depreciation and amortization	(32)	(30)	(63)	(61)
Interest expense, net	(25)	(31)	(51)	(60)
Consolidated GAAP income before income taxes	$115	$89	$180	$111
Information in Relation to Products
Net revenues by product line are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)		(in millions)
Waste and storage products (1)	$388	$374	$761	$751
Cooking products	304	321	568	604
Tableware	245	251	450	475
Unallocated	(7)	(6)	(15)	(16)
Net revenues	$930	$940	$1,764	$1,814

(1)Waste and storage products are comprised of our Hefty Waste & Storage and Presto Products segments.
Our different product lines are generally sold to a common group of customers. For all product lines, there is a relatively short time period between the receipt of the order and the transfer of control over the goods to the customer.

Note 11 – Related Party Transactions
Packaging Finance Limited (“PFL”) owns the majority of our outstanding common stock and owns the majority of the outstanding common stock of Pactiv Evergreen Inc. and its subsidiaries (“PEI Group”). We sell and purchase various goods and services with PEI Group under contractual arrangements that expire over a variety of periods through December 31, 2027. During the year ended December 31, 2023 and the six months ended June 30, 2024, we amended these contractual arrangements with PEI Group, which, among other things, extended the expiration date for certain arrangements. Transactions between us and PEI Group are described below.
For each of the three and six months ended June 30, 2024, revenues from products sold to PEI Group were $16 million and $38 million, respectively, compared to $18 million and $40 million in the comparable prior year periods. For the three and six months ended June 30, 2024, products purchased from PEI Group were $83 million and $163 million, respectively, compared to $93 million and $199 million in the comparable prior year periods. For the three and six months ended June 30, 2024, PEI Group charged us freight and warehousing costs of $7 million and $15 million, respectively, compared to $9 million and $18 million in the comparable prior year periods, which were included in cost of sales. The resulting related party receivables and payables are settled regularly in the normal course of business.
Furthermore, $36 million of the dividends paid during each of the three months ended June 30, 2024 and June 30, 2023, and $72 million of the dividends paid during each of the six months ended June 30, 2024 and June 30, 2023, were paid to PFL.

Note 12 – Subsequent Events
Quarterly Cash Dividend
On July 25, 2024, our Board of Directors approved a cash dividend of $0.23 per common share to be paid on August 30, 2024 to shareholders of record on August 16, 2024.
Term Loan Facility
Subsequent to June 30, 2024, we made a voluntary principal payment of $50 million related to our Term Loan Facility.
Except as described above, there have been no events subsequent to June 30, 2024 which would require accrual or disclosure in these condensed consolidated financial statements.

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

Overview
Total net revenues decreased 1% in the three months ended June 30, 2024 compared to the same period in 2023. The revenue decrease was due to lower volume in our non-retail business. Our retail net revenue grew by $6 million, in contrast to a $16 million decline in our lower-margin non-retail net revenue.
Total net revenues decreased 3% in the six months ended June 30, 2024 compared to the same period in 2023. The revenue decrease was primarily due to lower volume, 2% of which was in our lower-margin non-retail business and 1% of which was in our retail business.
During the three months ended June 30, 2024, our net income increased by 47%, driven by lower material and manufacturing costs, as well as a reduction in interest expense as a result of a lower outstanding principal balance due to repayments made on our term loan facility and lower income tax expense primarily due to a discrete tax benefit in the quarter. These were partially offset by higher selling, general and administrative expenses.
During the six months ended June 30, 2024, our net income increased by 75%, primarily driven by declines in material and manufacturing costs, as well as a reduction in interest expense as a result of a lower outstanding principal balance due to repayments made on our term loan facility. These were partially offset by higher selling, general and administrative expenses.
Non-GAAP Measures
In this Quarterly Report on Form 10-Q we use the non-GAAP financial measure “Adjusted EBITDA”, which is a non- GAAP measure.
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
The following table presents a reconciliation of our net income, the most directly comparable GAAP financial measure, to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
	(in millions)		(in millions)
Net income – GAAP	$97	$66	$145	$83
Income tax expense	18	23	35	28
Interest expense, net	25	31	51	60
Depreciation and amortization	32	30	63	61
Adjusted EBITDA (Non-GAAP)	$172	$150	$294	$232

Results of Operations – Three Months Ended June 30, 2024
The following discussion should be read in conjunction with our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Detailed comparisons of revenue and results are presented in the discussions of the operating segments, which follow our consolidated results discussion.

Certain discussions in this section provide a breakdown of net revenues between our retail and non-retail businesses. Our retail business net revenues consist of sales to grocery stores, mass merchants, warehouse clubs, discount chains, dollar stores, drug stores, home improvement stores, military outlets and eCommerce retailers. Our non-retail business net revenues consist of aluminum sales to food service customers, which are classified as related party revenues, and industrial customers.
Aggregation of Segment Revenue and Adjusted EBITDA

(in millions)	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Unallocated⁽[1]⁾	Total Reynolds Consumer Products
Net revenues for the three months ended June 30:
2024	$304	$238	$245	$150	$(7)	$930
2023	321	229	251	145	(6)	940
Adjusted EBITDA⁽²⁾ for the three months ended June 30:
2024	$56	$69	$39	$37	$(29)	$172
2023	40	62	45	28	(25)	150

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

Three Months Ended June 30, 2024 Compared with the Three Months Ended June 30, 2023
Total Reynolds Consumer Products

	For the Three Months Ended June 30,
(in millions, except for %)	2024	% of Revenue	2023	% of Revenue	Change	% Change
Net revenues	$914	98%	$922	98%	$(8)	(1)%
Related party net revenues	16	2%	18	2%	(2)	(11)%
Total net revenues	930	100%	940	100%	(10)	(1)%
Cost of sales	(674)	(72)%	(712)	(76)%	38	5%
Gross profit	256	28%	228	24%	28	12%
Selling, general and administrative expenses	(116)	(12)%	(107)	(11)%	(9)	(8)%
Other expense, net	—	—%	(1)	—%	1	NM
Income from operations	140	15%	120	13%	20	17%
Interest expense, net	(25)	(3)%	(31)	(3)%	6	19%
Income before income taxes	115	12%	89	9%	26	29%
Income tax expense	(18)	(2)%	(23)	(2)%	5	22%
Net income	$97	10%	$66	7%	$31	47%
Adjusted EBITDA ⁽¹⁾	$172	18%	$150	16%	$22	15%
_________________________________________
NM - Percentage change is not meaningful.
(1)Adjusted EBITDA is a non-GAAP measure. See “Non-GAAP Measures” for details, including a reconciliation between net income and Adjusted EBITDA.

Components of Change in Net Revenues for the Three Months Ended June 30, 2024 vs. the Three Months Ended June 30, 2023

	Price	Volume/Mix		Total
		Retail	Non-Retail
Reynolds Cooking & Baking	—%	—%	(5)%	(5)%
Hefty Waste & Storage	2%	2%	—%	4%
Hefty Tableware	(1)%	(1)%	—%	(2)%
Presto Products	1%	2%	—%	3%
Total RCP	—%	—%	(1)%	(1)%

Total Net Revenues. Total net revenues decreased by $10 million, or 1%, to $930 million. The decrease was driven by lower volume in our non-retail business. Our retail net revenue increased by $6 million, in contrast to a $16 million decline in our lower-margin non-retail net revenue.

Cost of Sales. Cost of sales decreased by $38 million, or 5%, to $674 million. The decrease was primarily driven by lower material and manufacturing costs and lower volume.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $9 million, or 8%, to $116 million, primarily due to higher personnel and advertising costs.

Other Expense, Net. Other expense, net was zero in the three months ended June 30, 2024 compared to $1 million in the three months ended June 30, 2023.

Interest Expense, Net. Interest expense, net decreased by $6 million, or 19%, to $25 million. The decrease was primarily due to a lower outstanding principal balance as a result of voluntary principal payments made on our term loan facility.

Income Tax Expense. Our effective tax rate declined by 9.4%, from 25.4% for the three months ended June 30, 2023 to 16.0% for the three months ended June 30, 2024. The decrease was primarily due to the recognition of a discrete tax benefit for the remeasurement of deferred tax liabilities.

Adjusted EBITDA. Adjusted EBITDA increased by $22 million, or 15%, to $172 million. The increase in Adjusted EBITDA was primarily due to lower material and manufacturing costs, partially offset by higher selling, general and administrative expenses.
Segment Information
Reynolds Cooking & Baking

	For the Three Months Ended June 30,
(in millions, except for %)	2024	2023	Change	% Change
Retail net revenues	$265	$266	(1)	—
Non-retail net revenues	$39	$55	(16)	(29)
Total segment net revenues	$304	$321	$(17)	(5)%
Segment Adjusted EBITDA	56	40	16	40%
Segment Adjusted EBITDA Margin	18%	12%

Total Segment Net Revenues. Reynolds Cooking & Baking total segment net revenues decreased by $17 million, or 5%, to $304 million. The decrease in net revenues was primarily due to a $16 million decline in our non-retail business.
Adjusted EBITDA. Reynolds Cooking & Baking Adjusted EBITDA increased by $16 million, or 40%, to $56 million. The increase in Adjusted EBITDA was primarily driven by lower material and manufacturing costs.

Hefty Waste & Storage

	For the Three Months Ended June 30,
(in millions, except for %)	2024	2023	Change	% Change
Total segment net revenues	$238	$229	$9	4%
Segment Adjusted EBITDA	69	62	7	11%
Segment Adjusted EBITDA Margin	29%	27%

Total Segment Net Revenues. Hefty Waste & Storage total segment net revenues increased $9 million, or 4%, to $238 million. The increase in net revenues was primarily due to higher pricing due to timing of promotional spend and increased volume.
Adjusted EBITDA. Hefty Waste & Storage Adjusted EBITDA increased by $7 million, or 11%, to $69 million. The increase in Adjusted EBITDA was primarily driven by lower material and manufacturing costs and the benefit from increased revenue, partially offset by higher advertising costs.
Hefty Tableware

	For the Three Months Ended June 30,
(in millions, except for %)	2024	2023	Change	% Change
Total segment net revenues	$245	$251	$(6)	(2)%
Segment Adjusted EBITDA	39	45	(6)	(13)%
Segment Adjusted EBITDA Margin	16%	18%

Total Segment Net Revenues. Hefty Tableware total segment net revenues decreased by $6 million, or 2%, to $245 million. The decrease in net revenues was primarily due to lower pricing and volume.
Adjusted EBITDA. Hefty Tableware Adjusted EBITDA decreased by $6 million, or 13%, to $39 million. The decrease in Adjusted EBITDA was primarily driven by higher material and manufacturing costs and the impact of lower revenue.
Presto Products

	For the Three Months Ended June 30,
(in millions, except for %)	2024	2023	Change	% Change
Total segment net revenues	$150	$145	$5	3%
Segment Adjusted EBITDA	37	28	9	32%
Segment Adjusted EBITDA Margin	25%	19%

Total Segment Net Revenues. Presto Products total segment net revenues increased by $5 million, or 3%, to $150 million. The increase in net revenues was primarily due to higher volume and higher pricing associated with the contractual pass through of commodity costs.
Adjusted EBITDA. Presto Products Adjusted EBITDA increased by $9 million, or 32%, to $37 million. The increase in Adjusted EBITDA was primarily driven by lower material and manufacturing costs and the benefit from increased revenue.
Results of Operations – Six Months Ended June 30, 2024
The following discussion should be read in conjunction with our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Detailed comparisons of revenue and results are presented in the discussions of the operating segments, which follow our consolidated results discussion.

Aggregation of Segment Revenue and Adjusted EBITDA

(in millions)	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Unallocated⁽[1]⁾	Total Reynolds Consumer Products
Net revenues for the six months ended June 30:
2024	$568	$468	$450	$293	$(15)	$1,764
2023	604	463	475	288	(16)	1,814
Adjusted EBITDA⁽²⁾ for the six months ended June 30:
2024	$89	$134	$70	$66	$(65)	$294
2023	43	117	76	47	(51)	232

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

Six Months Ended June 30, 2024 Compared with the Six Months Ended June 30, 2023
Total Reynolds Consumer Products

	For the Six Months Ended June 30,
(in millions, except for %)	2024	% of Revenue	2023	% of Revenue	Change	% Change
Net revenues	$1,726	98%	$1,774	98%	$(48)	(3)%
Related party net revenues	38	2%	40	2%	(2)	(5)%
Total net revenues	1,764	100%	1,814	100%	(50)	(3)%
Cost of sales	(1,306)	(74)%	(1,430)	(79)%	124	9%
Gross profit	458	26%	384	21%	74	19%
Selling, general and administrative expenses	(227)	(13)%	(212)	(12)%	(15)	(7)%
Other expense, net	—	—%	(1)	—%	1	NM %
Income from operations	231	13%	171	9%	60	35%
Interest expense, net	(51)	(3)%	(60)	(3)%	9	15%
Income before income taxes	180	10%	111	6%	69	62%
Income tax expense	(35)	(2)%	(28)	(2)%	(7)	(25)%
Net income	$145	8%	$83	5%	$62	75%
Adjusted EBITDA ⁽¹⁾	$294	17%	$232	13%	$62	27%
_________________________________________
NM - Percentage change is not meaningful.
(1)Adjusted EBITDA is a non-GAAP measure. See “Non-GAAP Measures” for details, including a reconciliation between net income and Adjusted EBITDA.

Components of Change in Net Revenues for the Six Months Ended June 30, 2024 vs. the Six Months Ended June 30, 2023

	Price	Volume/Mix		Total
		Retail	Non-Retail
Reynolds Cooking & Baking	—%	(1)%	(5)%	(6)%
Hefty Waste & Storage	1%	—%	—%	1%
Hefty Tableware	(2)%	(3)%	—%	(5)%
Presto Products	1%	1%	—%	2%
Total RCP	—%	(1)%	(2)%	(3)%

Total Net Revenues. Total net revenues decreased by $50 million, or 3%, to $1,764 million. The decrease was driven by a $35 million decline in our lower-margin non-retail net revenue as well as a $15 million decline in our retail net revenue.

Cost of Sales. Cost of sales decreased by $124 million, or 9%, to $1,306 million. The decrease was driven by lower material and manufacturing costs, as well as lower volume.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $15 million, or 7%, to $227 million primarily due to higher personnel and advertising costs.

Other Expense, Net. Other expense, net was zero in the six months ended June 30, 2024 compared to $1 million in the six months ended June 30, 2023.

Interest Expense, Net. Interest expense, net decreased by $9 million, or 15%, to $51 million. The decrease was primarily due to a lower outstanding principal balance as a result of voluntary principal payments made on our term loan facility.

Income Tax Expense. Our effective tax rate declined by 6.1%, from 25.3% for the six months ended June 30, 2023 to 19.2% for the six months ended June 30, 2024. The decrease was primarily due to the recognition of a discrete tax benefit for the remeasurement of deferred tax liabilities.
Adjusted EBITDA. Adjusted EBITDA increased by $62 million, or 27%, to $294 million. The increase in Adjusted EBITDA was primarily attributable to lower material and manufacturing costs, partially offset by higher selling, general and administrative expenses.
Segment Information
Reynolds Cooking & Baking

	For the Six Months Ended June 30,
(in millions, except for %)	2024	2023	Change	% Change
Retail net revenues	$491	$492	$(1)	—%
Non-retail net revenues	77	112	(35)	(31)%
Total segment net revenues	$568	$604	$(36)	(6)%
Segment Adjusted EBITDA	89	43	46	107%
Segment Adjusted EBITDA Margin	16%	7%

Total Segment Net Revenues. Reynolds Cooking & Baking total segment net revenues decreased by $36 million, or 6%, to $568 million. The decrease in net revenues was primarily due to a $35 million decline in our lower-margin non-retail net revenues driven by lower volume.
Adjusted EBITDA. Reynolds Cooking & Baking Adjusted EBITDA increased by $46 million, or 107%, to $89 million. The increase in Adjusted EBITDA was primarily driven by lower material and manufacturing costs.

Hefty Waste & Storage

	For the Six Months Ended June 30,
(in millions, except for %)	2024	2023	Change	% Change
Total segment net revenues	$468	$463	$5	1%
Segment Adjusted EBITDA	134	117	17	15%
Segment Adjusted EBITDA Margin	29%	25%

Total Segment Net Revenues. Hefty Waste & Storage total segment net revenues increased by $5 million, or 1%, to $468 million. The increase in net revenues was primarily driven by higher pricing due to timing of promotional spend.
Adjusted EBITDA. Hefty Waste & Storage Adjusted EBITDA increased by $17 million, or 15%, to $134 million. The increase in Adjusted EBITDA was primarily driven by lower material and manufacturing costs and the benefit of higher revenue, partially offset by higher advertising costs.
Hefty Tableware

	For the Six Months Ended June 30,
(in millions, except for %)	2024	2023	Change	% Change
Total segment net revenues	$450	$475	$(25)	(5)%
Segment Adjusted EBITDA	70	76	(6)	(8)%
Segment Adjusted EBITDA Margin	16%	16%

Total Segment Net Revenues. Hefty Tableware total segment net revenues decreased by $25 million, or 5%, to $450 million. The decrease in net revenues was primarily driven by lower volume and lower pricing.
Adjusted EBITDA. Hefty Tableware Adjusted EBITDA decreased by $6 million, or 8%, to $70 million. The decrease in Adjusted EBITDA was primarily driven by the impact of lower revenue, partially offset by lower material and manufacturing costs.
Presto Products

	For the Six Months Ended June 30,
(in millions, except for %)	2024	2023	Change	% Change
Total segment net revenues	$293	$288	$5	2%
Segment Adjusted EBITDA	66	47	19	40%
Segment Adjusted EBITDA Margin	23%	16%

Total Segment Net Revenues. Presto Products total segment net revenues increased by $5 million, or 2%, to $293 million. The increase in net revenues was primarily driven by higher volume and higher pricing associated with the contractual pass through of commodity costs.
Adjusted EBITDA. Presto Products Adjusted EBITDA increased by $19 million, or 40%, to $66 million. The increase in Adjusted EBITDA was primarily driven by lower material and manufacturing costs and the benefit of increased revenue.

Liquidity and Capital Resources
Our principal sources of liquidity are existing cash and cash equivalents, cash generated from operating activities and available borrowings under the Revolving Facility.
The following table discloses our cash flows for the periods presented:

	For the Six Months Ended June 30,
(in millions)	2024	2023
Net cash provided by operating activities	$183	$207
Net cash used in investing activities	(48)	(51)
Net cash used in financing activities	(149)	(111)
(Decrease) increase in cash and cash equivalents	$(14)	$45

Cash provided by operating activities
Net cash from operating activities decreased by $24 million to $183 million in the six months ended June 30, 2024. The decrease was primarily driven by higher net investment in inventory during the current period and higher income tax payments due to higher taxable income, partially offset by higher net income and higher accounts payable due to working capital initiatives.
Cash used in investing activities
Net cash used in investing activities decreased by $3 million to $48 million. The decrease was driven by a decrease in cash outlays for capital expenditures.
Cash used in financing activities
Net cash used in financing activities increased by $38 million to $149 million. The increase was primarily attributable to a voluntary principal payment of $50 million related to our Term Loan Facility made during the second quarter of 2024, compared to the scheduled amortization payments in the same prior year period.
External Debt Facilities
In February 2020, we entered into the External Debt Facilities which consist of a $2,475 million Term Loan Facility and a Revolving Facility that provides for additional borrowing capacity of up to $250 million, reduced by amounts used for letters of credit. In February 2023, we amended the External Debt Facilities (“Amendment No.1”) which replaced the interest rate benchmark from LIBOR to the SOFR. Additionally, in November 2023, we further amended the External Debt Facilities (“Amendment No. 2”) to extend the maturity of the Revolving Facility by one year. Other than the foregoing, the material terms of the agreement remained unchanged.
As of June 30, 2024, the outstanding balance under the Term Loan Facility was $1,795 million. As of June 30, 2024, we had no outstanding borrowings under the Revolving Facility, and we had $6 million of letters of credit outstanding, which reduces the borrowing capacity under the Revolving Facility.
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
During 2020 and 2022, we entered into a series of interest rate swaps to fix the LIBOR of our External Debt Facilities. In February 2023, we amended our interest rate swaps to replace the interest rate benchmark from LIBOR to SOFR. Other than the foregoing, the material terms of the interest rate swap agreements remained unchanged, and our election to use practical expedients under ASUs 2020-04 and 2021-01 resulted in no material impacts on the condensed consolidated financial statements. The aggregate notional amount of the interest rate swaps still in effect as of June 30, 2024 was $1,150 million, and the SOFR is fixed at an annual rate of 0.40% to 3.40% (for an annual effective interest rate of 2.15% to 5.15%, including margin). These interest rate swaps hedge a portion of the interest rate exposure resulting from our Term Loan Facility for periods ranging from one to two years.
Prepayments
The Term Loan Facility contains customary mandatory prepayments, including with respect to excess cash flow, asset sale proceeds and proceeds from certain incurrences of indebtedness.
The Borrower may voluntarily repay outstanding loans under the Term Loan Facility at any time without premium or penalty, other than customary breakage costs with respect to SOFR based loans.
During the three months ended June 30, 2024, we made a voluntary principal payment of $50 million related to our Term Loan Facility, which was applied to the outstanding principal balance due at maturity. Subsequent to June 30, 2024, we made an additional voluntary principal payment of $50 million related to the Term Loan Facility.
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
Accounts Receivable Factoring
We are party to a factoring agreement with JP Morgan Chase Bank, N.A. to sell certain accounts receivable up to $95 million. We had no outstanding balance owed under the factoring arrangement as of June 30, 2024. Transactions under this agreement are accounted for as sales of accounts receivable, and the receivables sold are removed from the condensed consolidated balance sheet at the time of the sales transaction. We classify the proceeds received from the sales of accounts receivable as an operating cash flow in the condensed consolidated statement of cash flows. We record the discount as other expense, net in the condensed consolidated statement of income.

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
All outstanding amounts related to suppliers participating in the SCF are recorded within accounts payable in our condensed consolidated balance sheet and associated payments are included as an operating cash flow in the condensed consolidated statement of cash flows. As of June 30, 2024, the amount of obligations outstanding that we have confirmed as valid under the SCF was $9 million. As of December 31, 2023, the amount of obligations outstanding that we had confirmed as valid under the SCF was $19 million.
Dividends
During the three and six months ended June 30, 2024, cash dividends of $0.23 and $0.46 per share, respectively, were declared and paid. On July 25, 2024, a quarterly cash dividend of $0.23 per share was declared and is to be paid on August 30, 2024. We expect to continue paying cash dividends on a quarterly basis; however, future dividends are at the discretion of our Board of Directors and will depend upon our earnings, capital requirements, financial condition, contractual limitations (including under the Amended External Debt Facilities) and other factors.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
See “Item 7A: Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. During the six months ended June 30, 2024, there have been no material changes in our exposure to market risk.
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
In connection with the preparation of this report, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2024, our disclosure controls and procedures were effective.
b)Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
During the three months ended June 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as identified in Item 408(c) of Regulation S-K).

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

3.3*	Amended and Restated Certificate of Incorporation, conformed version that includes all amendments through April 25, 2024
3.4	Amended and Restated By-Laws (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 4, 2020)
4.1	Form of Indenture (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-3 filed with the SEC on May 8, 2024)
4.2	Form of Debt Security (included in Exhibit 4.1 above)
10.1*
Amendment No. 1, dated November 16, 2021, Amendment No. 2, dated May 12, 2022, and Amendment No. 3, dated April 18, 2024, to the Warehousing and Freight Services Agreement between Pactiv LLC and Reynolds Consumer Products LLC

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
August 7, 2024