Form 10-Q
period 2024-09-30
Reynolds Consumer Products Inc.
filed 2024-10-30
CIK 1786431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________________________________________________________________
FORM 10-Q
_______________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 25, 2024, the registrant had 210,145,957 shares of common stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Reynolds Consumer Products Inc.
Condensed Consolidated Statements of Income
(in millions, except for per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net revenues	$892	$914	$2,618	$2,689
Related party net revenues	18	21	57	61
Total net revenues	910	935	2,675	2,750
Cost of sales	(671)	(686)	(1,977)	(2,117)
Gross profit	239	249	698	633
Selling, general and administrative expenses	(101)	(115)	(329)	(327)
Other income (expense), net	—	—	—	—
Income from operations	138	134	369	306
Interest expense, net	(25)	(31)	(76)	(91)
Income before income taxes	113	103	293	215
Income tax expense	(27)	(25)	(62)	(54)
Net income	$86	$78	$231	$161

Earnings per share:
Basic	$0.41	$0.37	$1.10	$0.77
Diluted	$0.41	$0.37	$1.10	$0.77

Weighted average shares outstanding:
Basic	210.1	210.0	210.1	210.0
Effect of dilutive securities	0.2	—	0.1	—
Diluted	210.3	210.0	210.2	210.0

See accompanying notes to the condensed consolidated financial statements.

Reynolds Consumer Products Inc.
Condensed Consolidated Statements of Comprehensive Income
(in millions)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2024	2023	2024	2023
Net income	$86	$78	$231	$161
Other comprehensive (loss) income, net of income taxes:
Currency translation adjustment	1	—	—	—
Employee benefit plans	(1)	(1)	(4)	(3)
Derivative instruments	(17)	1	(12)	3
Other comprehensive loss, net of income taxes	(17)	—	(16)	—
Comprehensive income	$69	$78	$215	$161

See accompanying notes to the condensed consolidated financial statements.

Reynolds Consumer Products Inc.
Condensed Consolidated Balance Sheets
(in millions, except for per share data)

	(Unaudited) As of September 30, 2024	As of December 31, 2023
Assets
Cash and cash equivalents	$96	$115
Accounts receivable (net of allowance for doubtful accounts of $1 and $1)	339	347
Other receivables	3	7
Related party receivables	6	7
Inventories	624	524
Other current assets	37	41
Total current assets	1,105	1,041
Property, plant and equipment (net of accumulated depreciation of $946 and $897)	734	732
Operating lease right-of-use assets, net	74	56
Goodwill	1,895	1,895
Intangible assets, net	980	1,001
Other assets	55	55
Total assets	$4,843	$4,780
Liabilities
Accounts payable	$335	$219
Related party payables	28	34
Current operating lease liabilities	19	16
Income taxes payable	1	22
Accrued and other current liabilities	160	187
Total current liabilities	543	478
Long-term debt	1,735	1,832
Long-term operating lease liabilities	59	42
Deferred income taxes	344	357
Long-term postretirement benefit obligation	16	16
Other liabilities	81	72
Total liabilities	$2,778	$2,797
Commitments and contingencies (Note 7)
Stockholders’ equity
Common stock, $0.001 par value; 2,000 shares authorized; 210.1 shares issued and outstanding	—	—
Additional paid-in capital	1,409	1,396
Accumulated other comprehensive income	34	50
Retained earnings	622	537
Total stockholders’ equity	2,065	1,983
Total liabilities and stockholders’ equity	$4,843	$4,780

See accompanying notes to the condensed consolidated financial statements.

Reynolds Consumer Products Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in millions, except for per share data)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
Balance as of December 31, 2022	$—	$1,385	$431	$52	$1,868
Net income	—	—	17	—	17
Other comprehensive loss, net of income taxes	—	—	—	(13)	(13)
Dividends ($0.23 per share declared and paid)	—	—	(48)	—	(48)
Other	—	1	—	—	1
Balance as of March 31, 2023	$—	$1,386	$400	$39	$1,825
Net income	—	—	66	—	66
Other comprehensive income, net of income taxes	—	—	—	13	13
Dividends ($0.23 per share declared and paid)	—	—	(48)	—	(48)
Other	—	3	—	—	3
Balance as of June 30, 2023	$—	$1,389	$418	$52	$1,859
Net income	—	—	78	—	78
Dividends ($0.23 per share declared and paid)	—	—	(48)	—	(48)
Other	—	3	—	—	3
Balance as of September 30, 2023	$—	$1,392	$448	$52	$1,892

Balance as of December 31, 2023	$—	$1,396	$537	$50	$1,983
Net income	—	—	49	—	49
Other comprehensive income, net of income taxes	—	—	—	3	3
Dividends ($0.23 per share declared and paid)	—	—	(48)	—	(48)
Other	—	3	(1)	—	2
Balance as of March 31, 2024	$—	$1,399	$537	$53	$1,989
Net income	—	—	97	—	97
Other comprehensive loss, net of income taxes	—	—	—	(2)	(2)
Dividends ($0.23 per share declared and paid)	—	—	(48)	—	(48)
Other	—	5	(1)	—	4
Balance as of June 30, 2024	$—	$1,404	$585	$51	$2,040
Net income	—	—	86	—	86
Other comprehensive loss, net of income taxes	—	—	—	(17)	(17)
Dividends ($0.23 per share declared and paid)	—	—	(48)	—	(48)
Other	—	5	(1)	—	4
Balance as of September 30, 2024	$—	$1,409	$622	$34	$2,065
See accompanying notes to the condensed consolidated financial statements.

Reynolds Consumer Products Inc.
Condensed Consolidated Statements of Cash Flows
(in millions)
(Unaudited)

	Nine Months Ended September 30,
	2024	2023
Cash provided by operating activities
Net income	$231	$161
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	96	92
Deferred income taxes	(10)	(3)
Stock compensation expense	14	10
Change in assets and liabilities:
Accounts receivable, net	8	3
Other receivables	4	11
Related party receivables	1	(2)
Inventories	(100)	146
Accounts payable	119	(5)
Related party payables	(6)	(16)
Income taxes payable / receivable	(20)	(11)
Accrued and other current liabilities	(26)	39
Other assets and liabilities	(4)	(2)
Net cash provided by operating activities	307	423
Cash used in investing activities
Acquisition of property, plant and equipment	(79)	(77)
Net cash used in investing activities	(79)	(77)
Cash used in financing activities
Repayment of long-term debt	(100)	(113)
Dividends paid	(144)	(144)
Other financing activities	(3)	(3)
Net cash used in financing activities	(247)	(260)
Net (decrease) increase in cash and cash equivalents	(19)	86
Cash and cash equivalents at beginning of period	115	38
Cash and cash equivalents at end of period	$96	$124

Cash paid:
Interest - long-term debt, net of interest rate swaps	76	86
Income taxes	91	65

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
Non-Cash Lease Transactions:
We recorded $32 million in new operating lease right-of-use assets obtained in exchange for lease liabilities during the nine months ended September 30, 2024. New operating lease right-of-use assets obtained in exchange for lease liabilities during the nine months ended September 30, 2023, were not material.
New finance lease right-of-use assets obtained in exchange for lease liabilities for the nine months ended September 30, 2024 and 2023, were not material.

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

All outstanding amounts related to suppliers participating in the SCF are recorded within accounts payable in our condensed consolidated balance sheet and associated payments are included as an operating cash flow in the condensed consolidated statement of cash flows. As of September 30, 2024, the amount of obligations outstanding that we have confirmed as valid under the SCF was $8 million. As of December 31, 2023, the amount of obligations outstanding that we had confirmed as valid under the SCF was $19 million.

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
Note 3 – Inventories
Inventories consisted of the following:

	September 30, 2024	December 31, 2023
	(in millions)
Raw materials	$139	$153
Work in progress	53	60
Finished goods	375	260
Spare parts	57	51
Inventories	$624	$524

Note 4 – Debt
Long-term debt consisted of the following:

	September 30, 2024	December 31, 2023
	(in millions)
Term loan facility	$1,745	$1,845
Deferred financing transaction costs	(9)	(12)
Original issue discounts	(1)	(1)
	1,735	1,832
Less: current portion	—	—
Long-term debt	$1,735	$1,832

External Debt Facilities
In February 2020, we entered into new external debt facilities (“External Debt Facilities”), which consisted of (i) a $2,475 million senior secured term loan facility (“Term Loan Facility”); and (ii) a $250 million senior secured revolving credit facility (“Revolving Facility”). In February 2023, we amended the External Debt Facilities (“Amendment No.1”) which replaced the interest rate benchmark from the London Interbank Offered Rate (“LIBOR”) to the Secured Overnight Financing Rate (“SOFR”). Additionally, in November 2023, we further amended the External Debt Facilities (“Amendment No. 2”) to extend the maturity of the Revolving Facility by one year. Other than the foregoing, the material terms of the External Debt Facilities, as amended by Amendment No. 1 and Amendment No. 2 (“Amended External Debt Facilities”) remain unchanged, and our election to use practical expedients under ASU 2020-04 and ASU 2021-01 resulted in no material impacts on our condensed consolidated financial statements.
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
Term Loan Facility
The Term Loan Facility matures in February 2027. The Term Loan Facility amortizes in equal quarterly installments of $6 million, which commenced in June 2020, with the balance payable on maturity. During the year ended December 31, 2023, we made voluntary principal payments of $250 million related to our Term Loan Facility, which were first applied to pay the remaining quarterly amortization payments in full, with the residual balance applied to the outstanding principal balance due at maturity. During the three and nine months ended September 30, 2024, we made voluntary principal payments of $50 million and $100 million, respectively, related to our Term Loan Facility, which were applied to the outstanding principal balance due at maturity.

Revolving Facility
In November 2023, we amended the External Debt Facilities to extend the maturity date of the Revolving Facility by one year. The Revolving Facility matures in February 2026 and includes a sub-facility for letters of credit. As of September 30, 2024, we had no outstanding borrowings under the Revolving Facility, and we had $6 million of letters of credit outstanding, which reduces the borrowing capacity under the Revolving Facility.
Fair Value of Our Long-Term Debt
The fair value of our long-term debt as of September 30, 2024, which is a Level 2 fair value measurement, approximates the carrying value due to the variable market interest rate and the stability of our credit profile.
Note 5 - Financial Instruments
Interest Rate Derivatives
During 2020 and 2022, we entered into a series of interest rate swaps to fix the LIBOR of our External Debt Facilities. In February 2023, we amended our interest rate swaps to replace the interest rate benchmark from the LIBOR to SOFR. Other than the foregoing, the material terms of the interest rate swap agreements remained unchanged, and our election to use practical expedients under ASUs 2020-04 and 2021-01, resulted in no material impacts on our condensed consolidated financial statements. The aggregate notional amount of the interest rate swaps still in effect as of September 30, 2024 was $1,150 million, and the SOFR is fixed at an annual rate of 0.40% to 3.40% (for an annual effective interest rate of 2.15% to 5.15%, including margin).
The interest rate swaps outstanding as of September 30, 2024 hedge a portion of the interest rate exposure resulting from our Term Loan Facility for a period of approximately one to two years. We classified these instruments as cash flow hedges. The effective portion of the gain or loss on the open hedging instrument is recorded in accumulated other comprehensive income and is reclassified into earnings as interest expense, net when settled. The associated asset or liability on the open hedges is recorded at its fair value in other assets or other liabilities, as applicable. The fair value of the interest rate swaps was determined using a discounted cash flow method based on market-based swap yield curves, taking into account current interest rates, and is classified as Level 2 within the fair value hierarchy.
The following table provides the notional amounts, the annual rates, the weighted average annual effective rates, and the fair value of our interest rate derivatives:

(In millions)	Notional Amount	Annual Rate	Weighted Average Annual Effective Rate	Fair Value - Other Current Assets	Fair Value - Other Assets
As of September 30, 2024	$1,150	2.15% to 5.15%	4.38%	$14	$—
As of December 31, 2023	$1,150	2.15% to 5.15%	4.38%	$23	$7

Note 6 – Stock-based Compensation
Our equity incentive plan was established in 2020, for purposes of granting stock-based compensation awards to certain members of our senior management, our non-executive directors and to certain employees, to incentivize their performance and align their interests with ours. We have granted restricted stock units (“RSUs”) to certain employees and non-employee directors that have a service-based vesting condition. In addition, we have granted performance stock units (“PSUs”) to certain members of management that have a performance-based vesting condition. We account for forfeitures of outstanding but unvested grants in the period they occur. A maximum of 10.5 million shares of common stock were initially available for issuance under equity incentive awards granted pursuant to the plan. In the three and nine months ended September 30, 2024, zero and 0.3 million RSUs and zero and 0.3 million PSUs were granted, respectively.
As of September 30, 2024, there were stock-based compensation awards representing 1.4 million shares outstanding compared to 0.8 million shares outstanding as of December 31, 2023. Stock-based compensation expense was $5 million and $14 million for the three and nine months ended September 30, 2024, respectively, compared to $3 million and $10 million in the comparable prior year periods.

Note 7 – Commitments and Contingencies
Legal Proceedings:
We are from time to time party to litigation, legal proceedings and tax examinations arising from our operations. Most of these matters involve allegations of damages against us relating to employment matters, consumer complaints, advertising/labelling claims, personal injury and commercial or contractual disputes. We record estimates for claims and proceedings that constitute a present obligation when it is probable that an outflow of resources will be required to settle the obligation and a reliable estimate of such obligation can be made. While it is not possible to predict the outcome of any of these matters, based on our assessment of the facts and circumstances as of September 30, 2024, we do not believe any of these matters, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows. However, actual outcomes may differ from those expected and could have a material effect on our financial position, results of operations or cash flows in a future period.
Note 8 – Accumulated Other Comprehensive Income
The following table summarizes the changes in our balances of each component of accumulated other comprehensive income.

(In millions)	Currency Translation Adjustments	Employee Benefit Plans	Derivative Instruments	Accumulated Other Comprehensive Income
Balance as of December 31, 2022	$(7)	$23	$36	$52
Loss arising during the period	—	—	(10)	(10)
Reclassification to earnings	—	(1)	(6)	(7)
Effect of deferred taxes	—	—	4	4
Balance as of March 31, 2023	$(7)	$22	$24	$39
Gain arising during the period	—	—	25	25
Reclassification to earnings	—	(1)	(7)	(8)
Effect of deferred taxes	—	—	(4)	(4)
Balance as of June 30, 2023	$(7)	$21	$38	$52
Gain arising during the period	—	—	9	9
Reclassification to earnings	—	(1)	(8)	(9)
Effect of deferred taxes	—	—	—	—
Balance as of September 30, 2023	$(7)	$20	$39	$52

Balance as of December 31, 2023	$(7)	$34	$23	$50
Gain (loss) arising during the period	(1)	—	15	14
Reclassification to earnings	—	(1)	(8)	(9)
Effect of deferred taxes	—	—	(2)	(2)
Balance as of March 31, 2024	(8)	33	28	53
Gain arising during the period	—	—	8	8
Reclassification to earnings	—	(2)	(8)	(10)
Effect of deferred taxes	—	—	—	—
Balance as of June 30, 2024	(8)	31	28	51
Gain (loss) arising during the period	1	—	(13)	(12)
Reclassification to earnings	—	(1)	(9)	(10)
Effect of deferred taxes	—	—	5	5
Balance as of September 30, 2024	$(7)	$30	$11	$34

Note 9 - Income Taxes
For the three months ended September 30, 2024, we recorded income tax expense of $27 million on income before income taxes of $113 million, or an effective tax rate of 24.1%, compared to income tax expense of $25 million on income before income taxes of $103 million, or an effective tax rate of 24.5%, for the three months ended September 30, 2023.
For the nine months ended September 30, 2024, we recorded income tax expense of $62 million on income before income taxes of $293 million, or an effective tax rate of 21.1%, compared to income tax expense of $54 million on income before income taxes of $215 million, or an effective tax rate of 24.9% for the nine months ended September 30, 2023.
For the nine months ended September 30, 2024, our income tax expense included a discrete tax benefit for the remeasurement of deferred tax liabilities due to a change in our state tax rates after apportionment.
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
Transactions between segments are at negotiated prices.

	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Segment Total	Unallocated(1)	Total
Three Months Ended September 30, 2024	(in millions)
Net revenues	$305	$245	$217	$146	$913	$(3)	$910
Intersegment revenues	—	3	—	3	6	(6)	—
Total segment net revenues	$305	$248	$217	$149	$919	$(9)	$910
Adjusted EBITDA	51	71	26	33	181
Depreciation and amortization	8	6	6	5	25	8	33

	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Segment Total	Unallocated(1)	Total
Three Months Ended September 30, 2023	(in millions)
Net revenues	$312	$241	$233	$147	$933	$2	$935
Intersegment revenues	—	3	—	5	8	(8)	—
Total segment net revenues	$312	$244	$233	$152	$941	$(6)	$935
Adjusted EBITDA	51	71	41	31	194
Depreciation and amortization	8	5	4	5	22	9	31

	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Segment Total	Unallocated(1)	Total
Nine Months Ended September 30, 2024	(in millions)
Net revenues	$873	$707	$667	$434	$2,681	$(6)	$2,675
Intersegment revenues	—	8	—	9	17	(17)	—
Total segment net revenues	$873	$715	$667	$443	$2,698	$(23)	$2,675
Adjusted EBITDA	140	205	95	100	540
Depreciation and amortization	24	16	14	16	70	26	96

	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Segment Total	Unallocated(1)	Total
Nine Months Ended September 30, 2023	(in millions)
Net revenues	$916	$697	$708	$433	$2,754	$(4)	$2,750
Intersegment revenues	—	8	—	8	16	(16)	—
Total segment net revenues	$916	$705	$708	$441	$2,770	$(20)	$2,750
Adjusted EBITDA	94	188	117	78	477
Depreciation and amortization	22	15	12	16	65	27	92

Segment assets consisted of the following:

	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Segment Total	Unallocated(1)	Total
	(in millions)
As of September 30, 2024	$596	$279	$247	$251	$1,373	$3,470	$4,843
As of December 31, 2023	556	267	216	239	1,278	3,502	4,780

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
The following table presents a reconciliation of segment Adjusted EBITDA to GAAP income before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)		(in millions)
Segment Adjusted EBITDA	$181	$194	$540	$477
Corporate / unallocated expenses	(10)	(29)	(75)	(79)
	171	165	465	398
Adjustments to reconcile to GAAP income before income taxes
Depreciation and amortization	(33)	(31)	(96)	(92)
Interest expense, net	(25)	(31)	(76)	(91)
Consolidated GAAP income before income taxes	$113	$103	$293	$215
Information in Relation to Products
Net revenues by product line are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)		(in millions)
Waste and storage products (1)	$397	$396	$1,158	$1,146
Cooking products	305	312	873	916
Tableware	217	233	667	708
Unallocated	(9)	(6)	(23)	(20)
Net revenues	$910	$935	$2,675	$2,750

(1)Waste and storage products are comprised of our Hefty Waste & Storage and Presto Products segments.
Our different product lines are generally sold to a common group of customers. For all product lines, there is a relatively short time period between the receipt of the order and the transfer of control over the goods to the customer.

Note 11 – Related Party Transactions
Packaging Finance Limited (“PFL”) owns the majority of our outstanding common stock and owns the majority of the outstanding common stock of Pactiv Evergreen Inc. and its subsidiaries (“PEI Group”). We sell and purchase various goods and services with PEI Group under contractual arrangements that expire over a variety of periods through December 31, 2027. During the year ended December 31, 2023 and the nine months ended September 30, 2024, we amended these contractual arrangements with PEI Group, which, among other things, extended the expiration date for certain arrangements. Transactions between us and PEI Group are described below.
For each of the three and nine months ended September 30, 2024, revenues from products sold to PEI Group were $18 million and $57 million, respectively, compared to $21 million and $61 million in the comparable prior year periods. For the three and nine months ended September 30, 2024, products purchased from PEI Group were $83 million and $246 million, respectively, compared to $92 million and $291 million in the comparable prior year periods. For the three and nine months ended September 30, 2024, PEI Group charged us freight and warehousing costs of $6 million and $22 million, respectively, compared to $9 million and $28 million in the comparable prior year periods, which were included in cost of sales. The resulting related party receivables and payables are settled regularly in the normal course of business.
Furthermore, $36 million of the dividends paid during each of the three months ended September 30, 2024 and September 30, 2023, and $107 million of the dividends paid during each of the nine months ended September 30, 2024 and September 30, 2023, were paid to PFL.

Note 12 – Subsequent Events
Quarterly Cash Dividend
On October 24, 2024, our Board of Directors approved a cash dividend of $0.23 per common share to be paid on November 29, 2024 to shareholders of record on November 15, 2024.
External Debt Facilities
Subsequent to September 30, 2024, we made a voluntary principal payment of $50 million related to our Term Loan Facility.
Additionally, we amended our Amended External Debt Facilities to replace the undrawn $250 million revolving facility maturing in February 2026 with an undrawn $700 million revolving facility maturing in October 2029. Our Term Loan Facility under the Credit Agreement continues to mature in February 2027.
Except as described above, there have been no events subsequent to September 30, 2024 which would require accrual or disclosure in these condensed consolidated financial statements.

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

Overview
Total net revenues decreased 3% in the three months ended September 30, 2024 compared to the same period in 2023. The revenue decrease was primarily due to lower volume.
Total net revenues decreased 3% in the nine months ended September 30, 2024 compared to the same period in 2023. The revenue decrease was primarily due to lower volume.
During the three months ended September 30, 2024, our net income increased by 10%, primarily driven by lower selling, general and administrative expenses, lower material and manufacturing costs and lower interest expense. These were partially offset by higher income tax expense as a result of higher pre-tax income.
During the nine months ended September 30, 2024, our net income increased by 43%, primarily driven by lower material and manufacturing costs and lower interest expense. These were partially offset by higher income tax expense as a result of higher pre-tax income.
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
The following table presents a reconciliation of our net income, the most directly comparable GAAP financial measure, to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023
	(in millions)		(in millions)
Net income – GAAP	$86	$78	$231	$161
Income tax expense	27	25	62	54
Interest expense, net	25	31	76	91
Depreciation and amortization	33	31	96	92
Adjusted EBITDA (Non-GAAP)	$171	$165	$465	$398

Results of Operations – Three Months Ended September 30, 2024
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
Aggregation of Segment Revenue and Adjusted EBITDA

(in millions)	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Unallocated⁽[1]⁾	Total Reynolds Consumer Products
Net revenues for the three months ended September 30:
2024	$305	$248	$217	$149	$(9)	$910
2023	312	244	233	152	(6)	935
Adjusted EBITDA⁽²⁾ for the three months ended September 30:
2024	$51	$71	$26	$33	$(10)	$171
2023	51	71	41	31	(29)	165

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

Three Months Ended September 30, 2024 Compared with the Three Months Ended September 30, 2023
Total Reynolds Consumer Products

	For the Three Months Ended September 30,
(in millions, except for %)	2024	% of Revenue	2023	% of Revenue	Change	% Change
Net revenues	$892	98%	$914	98%	$(22)	(2)%
Related party net revenues	18	2%	21	2%	(3)	(14)%
Total net revenues	910	100%	935	100%	(25)	(3)%
Cost of sales	(671)	(74)%	(686)	(73)%	15	2%
Gross profit	239	26%	249	27%	(10)	(4)%
Selling, general and administrative expenses	(101)	(11)%	(115)	(12)%	14	12%
Other expense, net	—	—%	—	—%	—	NM
Income from operations	138	15%	134	14%	4	3%
Interest expense, net	(25)	(3)%	(31)	(3)%	6	19%
Income before income taxes	113	12%	103	11%	10	10%
Income tax expense	(27)	(3)%	(25)	(3)%	(2)	(8)%
Net income	$86	9%	$78	8%	$8	10%
Adjusted EBITDA ⁽¹⁾	$171	19%	$165	18%	$6	4%
_________________________________________
NM - Percentage change is not meaningful.
(1)Adjusted EBITDA is a non-GAAP measure. See “Non-GAAP Measures” for details, including a reconciliation between net income and Adjusted EBITDA.
Components of Change in Net Revenues for the Three Months Ended September 30, 2024 vs. the Three Months Ended September 30, 2023

	Price	Volume/Mix		Total
		Retail	Non-Retail
Reynolds Cooking & Baking	—%	(3)%	1%	(2)%
Hefty Waste & Storage	—%	2%	—%	2%
Hefty Tableware	(3)%	(4)%	—%	(7)%
Presto Products	—%	(2)%	—%	(2)%
Total RCP	(1)%	(2)%	—%	(3)%

Total Net Revenues. Total net revenues decreased by $25 million, or 3%, to $910 million. The decrease was primarily driven by lower volume.

Cost of Sales. Cost of sales decreased by $15 million, or 2%, to $671 million. The decrease was primarily driven by lower material and manufacturing costs, as well as lower volume.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $14 million, or 12%, to $101 million, primarily due to lower personnel costs.

Other Expense, Net. Other expense, net was zero in each of the three months ended September 30, 2024 and 2023.

Interest Expense, Net. Interest expense, net decreased by $6 million, or 19%, to $25 million. The decrease was primarily due to a lower outstanding principal balance as a result of voluntary principal payments made on our term loan facility.

Income Tax Expense. We recognized income tax expense of $27 million on income before income taxes of $113 million (an effective tax rate of 24.1%) for the three months ended September 30, 2024 compared to income tax expense of $25 million on income before income taxes of $103 million (an effective tax rate of 24.5%) for the three months ended September 30, 2023.

Adjusted EBITDA. Adjusted EBITDA increased by $6 million, or 4%, to $171 million. The increase in Adjusted EBITDA was primarily due to lower selling, general and administrative expenses as well as lower material and manufacturing costs, partially offset by lower volume.
Segment Information
Reynolds Cooking & Baking

	For the Three Months Ended September 30,
(in millions, except for %)	2024	2023	Change	% Change
Retail net revenues	$251	$261	(10)	(4)%
Non-retail net revenues	$54	$51	3	6%
Total segment net revenues	$305	$312	$(7)	(2)%
Segment Adjusted EBITDA	51	51	—	—%
Segment Adjusted EBITDA Margin	17%	16%

Total Segment Net Revenues. Reynolds Cooking & Baking total segment net revenues decreased by $7 million, or 2%, to $305 million. The decrease in net revenues was primarily due to lower retail volume.
Adjusted EBITDA. Reynolds Cooking & Baking Adjusted EBITDA was $51 million in each period. This was driven by lower material and manufacturing costs, offset by the impact of lower revenue.
Hefty Waste & Storage

	For the Three Months Ended September 30,
(in millions, except for %)	2024	2023	Change	% Change
Total segment net revenues	$248	$244	$4	2%
Segment Adjusted EBITDA	71	71	—	—%
Segment Adjusted EBITDA Margin	29%	29%

Total Segment Net Revenues. Hefty Waste & Storage total segment net revenues increased $4 million, or 2%, to $248 million. The increase in net revenues was primarily due to higher volume.
Adjusted EBITDA. Hefty Waste & Storage Adjusted EBITDA was $71 million in each period. This was driven by the benefit of increased revenue, offset by increased advertising costs.
Hefty Tableware

	For the Three Months Ended September 30,
(in millions, except for %)	2024	2023	Change	% Change
Total segment net revenues	$217	$233	$(16)	(7)%
Segment Adjusted EBITDA	26	41	(15)	(37)%
Segment Adjusted EBITDA Margin	12%	18%

Total Segment Net Revenues. Hefty Tableware total segment net revenues decreased by $16 million, or 7%, to $217 million. The decrease in net revenues was primarily due to lower foam volume and lower pricing, which was primarily related to the timing of promotional activities.
Adjusted EBITDA. Hefty Tableware Adjusted EBITDA decreased by $15 million, or 37%, to $26 million. The decrease in Adjusted EBITDA was primarily driven by the impact of lower revenue and higher material and manufacturing costs.

Presto Products

	For the Three Months Ended September 30,
(in millions, except for %)	2024	2023	Change	% Change
Total segment net revenues	$149	$152	$(3)	(2)%
Segment Adjusted EBITDA	33	31	2	6%
Segment Adjusted EBITDA Margin	22%	20%

Total Segment Net Revenues. Presto Products total segment net revenues decreased by $3 million, or 2%, to $149 million. The decrease in net revenues was primarily due to lower volume.
Adjusted EBITDA. Presto Products Adjusted EBITDA increased by $2 million, or 6%, to $33 million. The increase in Adjusted EBITDA was primarily driven by product portfolio optimization.
Results of Operations – Nine Months Ended September 30, 2024
The following discussion should be read in conjunction with our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Detailed comparisons of revenue and results are presented in the discussions of the operating segments, which follow our consolidated results discussion.
Aggregation of Segment Revenue and Adjusted EBITDA

(in millions)	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Unallocated⁽[1]⁾	Total Reynolds Consumer Products
Net revenues for the nine months ended September 30:
2024	$873	$715	$667	$443	$(23)	$2,675
2023	916	705	708	441	(20)	2,750
Adjusted EBITDA⁽²⁾ for the nine months ended September 30:
2024	$140	$205	$95	$100	$(75)	$465
2023	94	188	117	78	(79)	398

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

Nine Months Ended September 30, 2024 Compared with the Nine Months Ended September 30, 2023
Total Reynolds Consumer Products

	For the Nine Months Ended September 30,
(in millions, except for %)	2024	% of Revenue	2023	% of Revenue	Change	% Change
Net revenues	$2,618	98%	$2,689	98%	$(71)	(3)%
Related party net revenues	57	2%	61	2%	(4)	(7)%
Total net revenues	2,675	100%	2,750	100%	(75)	(3)%
Cost of sales	(1,977)	(74)%	(2,117)	(77)%	140	7%
Gross profit	698	26%	633	23%	65	10%
Selling, general and administrative expenses	(329)	(12)%	(327)	(12)%	(2)	(1)%
Other expense, net	—	—%	—	—%	—	NM %
Income from operations	369	14%	306	11%	63	21%
Interest expense, net	(76)	(3)%	(91)	(3)%	15	16%
Income before income taxes	293	11%	215	8%	78	36%
Income tax expense	(62)	(2)%	(54)	(2)%	(8)	(15)%
Net income	$231	9%	$161	6%	$70	43%
Adjusted EBITDA ⁽¹⁾	$465	17%	$398	14%	$67	17%
_________________________________________
NM - Percentage change is not meaningful.
(1)Adjusted EBITDA is a non-GAAP measure. See “Non-GAAP Measures” for details, including a reconciliation between net income and Adjusted EBITDA.
Components of Change in Net Revenues for the Nine Months Ended September 30, 2024 vs. the Nine Months Ended September 30, 2023

	Price	Volume/Mix		Total
		Retail	Non-Retail
Reynolds Cooking & Baking	—%	(2)%	(3)%	(5)%
Hefty Waste & Storage	1%	—%	—%	1%
Hefty Tableware	(2)%	(4)%	—%	(6)%
Presto Products	1%	(1)%	—%	—%
Total RCP	—%	(2)%	(1)%	(3)%

Total Net Revenues. Total net revenues decreased by $75 million, or 3%, to $2,675 million. The decrease was driven by lower volume in our retail and non-retail businesses.

Cost of Sales. Cost of sales decreased by $140 million, or 7%, to $1,977 million. The decrease was driven by the impact of lower revenue as well as lower material and manufacturing costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $2 million, or 1%, to $329 million primarily due to higher advertising costs.

Other Expense, Net. Other expense, net was zero in each of the nine months ended September 30, 2024 and 2023.

Interest Expense, Net. Interest expense, net decreased by $15 million, or 16%, to $76 million. The decrease was primarily due to a lower outstanding principal balance on our external debt facilities as a result of principal payments made on our term loan facility throughout 2023 and in the first nine months of 2024.

Income Tax Expense. Our effective tax rate declined by 3.8%, from 24.9% for the nine months ended September 30, 2023 to 21.1% for the nine months ended September 30, 2024. The decrease was primarily due to the recognition of a discrete tax benefit for the remeasurement of deferred tax liabilities in the second quarter of 2024.
Adjusted EBITDA. Adjusted EBITDA increased by $67 million, or 17%, to $465 million. The increase in Adjusted EBITDA was primarily attributable to lower material and manufacturing costs, partially offset by the impact of lower revenue and higher advertising costs.
Segment Information
Reynolds Cooking & Baking

	For the Nine Months Ended September 30,
(in millions, except for %)	2024	2023	Change	% Change
Retail net revenues	$742	$753	$(11)	(1)%
Non-retail net revenues	131	163	(32)	(20)%
Total segment net revenues	$873	$916	$(43)	(5)%
Segment Adjusted EBITDA	140	94	46	49%
Segment Adjusted EBITDA Margin	16%	10%

Total Segment Net Revenues. Reynolds Cooking & Baking total segment net revenues decreased by $43 million, or 5%, to $873 million. The decrease in net revenues was primarily due to lower volume in the segment's non-retail and retail businesses.
Adjusted EBITDA. Reynolds Cooking & Baking Adjusted EBITDA increased by $46 million, or 49%, to $140 million. The increase in Adjusted EBITDA was primarily driven by lower material and manufacturing costs.
Hefty Waste & Storage

	For the Nine Months Ended September 30,
(in millions, except for %)	2024	2023	Change	% Change
Total segment net revenues	$715	$705	$10	1%
Segment Adjusted EBITDA	205	188	17	9%
Segment Adjusted EBITDA Margin	29%	27%

Total Segment Net Revenues. Hefty Waste & Storage total segment net revenues increased by $10 million, or 1%, to $715 million. The increase in net revenues was primarily driven by higher pricing due to the timing of trade promotional activities.
Adjusted EBITDA. Hefty Waste & Storage Adjusted EBITDA increased by $17 million, or 9%, to $205 million. The increase in Adjusted EBITDA was primarily driven by lower material and manufacturing costs and the benefit of increased revenue.
Hefty Tableware

	For the Nine Months Ended September 30,
(in millions, except for %)	2024	2023	Change	% Change
Total segment net revenues	$667	$708	$(41)	(6)%
Segment Adjusted EBITDA	95	117	(22)	(19)%
Segment Adjusted EBITDA Margin	14%	17%

Total Segment Net Revenues. Hefty Tableware total segment net revenues decreased by $41 million, or 6%, to $667 million. The decrease in net revenues was primarily driven by lower volume as well as lower pricing, primarily driven by the timing of trade promotional activities.
Adjusted EBITDA. Hefty Tableware Adjusted EBITDA decreased by $22 million, or 19%, to $95 million. The decrease in Adjusted EBITDA was primarily driven by the impact of lower revenue.

Presto Products

	For the Nine Months Ended September 30,
(in millions, except for %)	2024	2023	Change	% Change
Total segment net revenues	$443	$441	$2	—%
Segment Adjusted EBITDA	100	78	22	28%
Segment Adjusted EBITDA Margin	23%	18%

Total Segment Net Revenues. Presto Products total segment net revenues increased by $2 million, to $443 million. The increase in net revenues was primarily driven by higher pricing associated with the contractual pass through of commodity costs, partially offset by lower volume.
Adjusted EBITDA. Presto Products Adjusted EBITDA increased by $22 million, or 28%, to $100 million. The increase in Adjusted EBITDA was primarily driven by lower material and manufacturing costs and the benefit of product portfolio optimization.
Liquidity and Capital Resources
Our principal sources of liquidity are existing cash and cash equivalents, cash generated from operating activities and available borrowings under the Revolving Facility.
The following table discloses our cash flows for the periods presented:

	For the Nine Months Ended September 30,
(in millions)	2024	2023
Net cash provided by operating activities	$307	$423
Net cash used in investing activities	(79)	(77)
Net cash used in financing activities	(247)	(260)
(Decrease) increase in cash and cash equivalents	$(19)	$86

Cash provided by operating activities
Net cash from operating activities decreased by $116 million to $307 million in the nine months ended September 30, 2024. The decrease was primarily driven by higher net investment in inventory during the current period and higher income tax payments due to higher taxable income, partially offset by higher net income, higher accounts payable due to working capital initiatives and lower interest payments.
Cash used in investing activities
Net cash used in investing activities increased by $2 million to $79 million. The increase was driven by an increase in cash outlays for capital expenditures.
Cash used in financing activities
Net cash used in financing activities decreased by $13 million to $247 million. The decrease was primarily attributable to $13 million of scheduled amortization payments made on our Term Loan Facility during the nine months ended September 30, 2023, which did not repeat in the current year period as a result of our voluntary prepayments.

External Debt Facilities
In February 2020, we entered into the External Debt Facilities which consist of a $2,475 million Term Loan Facility and a Revolving Facility that provided for additional borrowing capacity of up to $250 million, reduced by amounts used for letters of credit. In February 2023, we amended the External Debt Facilities (“Amendment No.1”) which replaced the interest rate benchmark from LIBOR to the SOFR. Additionally, in November 2023, we further amended the External Debt Facilities (“Amendment No. 2”) to extend the maturity of the Revolving Facility by one year. Other than the foregoing, the material terms of the agreement remained unchanged.
As of September 30, 2024, the outstanding balance under the Term Loan Facility was $1,745 million. As of September 30, 2024, we had no outstanding borrowings under the Revolving Facility, and we had $6 million of letters of credit outstanding, which reduces the borrowing capacity under the Revolving Facility.
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
Subsequent to September 30, 2024, we amended our Amended External Debt Facilities to replace the undrawn $250 million revolving facility maturing in February 2026 with an undrawn $700 million revolving facility maturing in October 2029. Our Term Loan Facility under the Credit Agreement continues to mature in February 2027.
Interest rate
Borrowings under the Amended External Debt Facilities bear interest at a rate per annum equal to, at our option, either a base rate plus an applicable margin of 0.75% or SOFR plus an applicable margin of 1.75%.
During 2020 and 2022, we entered into a series of interest rate swaps to fix the LIBOR of our External Debt Facilities. In February 2023, we amended our interest rate swaps to replace the interest rate benchmark from LIBOR to SOFR. Other than the foregoing, the material terms of the interest rate swap agreements remained unchanged, and our election to use practical expedients under ASUs 2020-04 and 2021-01 resulted in no material impacts on the condensed consolidated financial statements. The aggregate notional amount of the interest rate swaps still in effect as of September 30, 2024 was $1,150 million, and the SOFR is fixed at an annual rate of 0.40% to 3.40% (for an annual effective interest rate of 2.15% to 5.15%, including margin). These interest rate swaps hedge a portion of the interest rate exposure resulting from our Term Loan Facility for periods ranging from one to two years.
Prepayments
The Term Loan Facility contains customary mandatory prepayments, including with respect to excess cash flow, asset sale proceeds and proceeds from certain incurrences of indebtedness.
The Borrower may voluntarily repay outstanding loans under the Term Loan Facility at any time without premium or penalty, other than customary breakage costs with respect to SOFR based loans.
During the three and nine months ended September 30, 2024, we made voluntary principal payments of $50 million and $100 million related to our Term Loan Facility, which was applied to the outstanding principal balance due at maturity. Subsequent to September 30, 2024, we made an additional voluntary principal payment of $50 million related to the Term Loan Facility.
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
As amended effective October 17, 2024, the Revolving Facility matures in October 2029.

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

Accounts Receivable Factoring
We are party to a factoring agreement with JP Morgan Chase Bank, N.A. to sell certain accounts receivable up to $95 million. We had no outstanding balance owed under the factoring arrangement as of September 30, 2024. Transactions under this agreement are accounted for as sales of accounts receivable, and the receivables sold are removed from the condensed consolidated balance sheet at the time of the sales transaction. We classify the proceeds received from the sales of accounts receivable as an operating cash flow in the condensed consolidated statement of cash flows. We record the discount as other expense, net in the condensed consolidated statement of income.
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
All outstanding amounts related to suppliers participating in the SCF are recorded within accounts payable in our condensed consolidated balance sheet and associated payments are included as an operating cash flow in the condensed consolidated statement of cash flows. As of September 30, 2024, the amount of obligations outstanding that we have confirmed as valid under the SCF was $8 million. As of December 31, 2023, the amount of obligations outstanding that we had confirmed as valid under the SCF was $19 million.
Dividends
During the three and nine months ended September 30, 2024, cash dividends of $0.23 and $0.69 per share, respectively, were declared and paid. On October 24, 2024, a quarterly cash dividend of $0.23 per share was declared and is to be paid on November 29, 2024. We expect to continue paying cash dividends on a quarterly basis; however, future dividends are at the discretion of our Board of Directors and will depend upon our earnings, capital requirements, financial condition, contractual limitations (including under the Amended External Debt Facilities) and other factors.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
See “Item 7A: Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2023. During the nine months ended September 30, 2024, there have been no material changes in our exposure to market risk.
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
In connection with the preparation of this report, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2024. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2024, our disclosure controls and procedures were effective.
b)Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
During the three months ended September 30, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as identified in Item 408(c) of Regulation S-K).

Item 6. Exhibits.

Exhibit Number	Description

3.1
Amended and Restated Certificate of Incorporation, conformed version that includes all amendments through April 25, 2024 (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2024)

3.2	Amended and Restated By-Laws (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 4, 2020)
10.1
Amendment No. 3, dated as of October 17, 2024, to the Credit Agreement, dated as of February 4, 2020, between Reynolds Consumer Products LLC, as borrower, Reynolds Consumer Products Inc., as parent, and certain lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on October 17, 2024)

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
October 30, 2024