Form 10-K
period 2024-12-31
Reynolds Consumer Products Inc.
filed 2025-02-05
CIK 1786431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 28, 2024, the aggregate market value of the registrant’s common stock held by non-affiliates (shareholders other than executive officers, directors or holders of more than 10% of the outstanding stock of the registrant) was approximately $1,516 million, based on the closing price of the registrant’s common stock on such date. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purposes.
The registrant had 210,171,173 shares of common stock, $0.001 par value, outstanding as of January 31, 2025.
Documents incorporated by reference: Portions of the Registrant’s definitive proxy statement relating to its 2025 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

REYNOLDS CONSUMER PRODUCTS INC.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains certain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “intends,” “outlook,” “forecast,” “position,” “committed,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “model,” “assumes,” “confident,” “look forward,” “potential,” “on track,” or “continue,” or the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth and recovery of profitability, management of costs and other disruptions and other strategies, and anticipated trends in our business, including expected levels of commodity costs and volume. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including those risks and uncertainties discussed in Item 1A. “Risk Factors.” You should specifically consider the numerous risks outlined in the “Risk Factors” section. These risks and uncertainties include factors related to:

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

PART I
ITEM 1. BUSINESS
In this Annual Report on Form 10-K, “Reynolds Consumer Products,” “RCP,” the “Company,” “we,” “us” and “our” refer to Reynolds Consumer Products Inc. and its consolidated subsidiaries. Reynolds Consumer Products Inc. was incorporated in the state of Delaware on September 26, 2011.

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
We are a market-leading consumer products company with a presence in 95% of households across the United States. We produce and sell products that people use in their homes for cooking, serving, cleanup and storage. We sell our products under iconic brands such as Reynolds and Hefty, and also under store brands that are strategically important to our retail partners. Overall, across both our branded and store brand offerings, we hold the #1 or #2 U.S. market share position in the majority of product categories in which we participate. Over 50% of our revenue comes from products that are #1 in their respective categories. We have developed our market-leading position by investing in our product categories, championing the categories in partnership with our retail partners and consistently developing innovative products to meet the evolving needs and preferences of the modern consumer.
Our mix of branded and store brand products is a key competitive advantage that aligns our goal of growing the overall product categories where we have offerings. Our retail partners also measure their success in category growth, which positions us as a trusted strategic partner.
Our products are typically used in the homes of consumers among all demographics on a frequent basis and meet the convenience-oriented preferences of consumers across a broad range of household activities. Our products help simplify daily life by assisting with cooking, serving, clean-up and storage through a range of product offerings. Our diverse portfolio includes a wide range of products, including aluminum foil, parchment paper, disposable bakeware, trash bags, food storage bags and disposable tableware. Our products are known for their quality, which is recognized by our consumers and retail partners alike. Our Reynolds and Hefty brands have preeminent positions in their categories and carry strong brand recognition in household aisles. These factors generate consumer loyalty, which affords us the opportunity to develop and launch new products that expand usage occasions and transition our portfolio into adjacent categories.

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
Aluminum foil (U.S.)
Aluminum foil (Canada)
Parchment paper
Wax paper
Slow cooker liners
Oven bags
Freezer paper
Party cups
Foam dishes
Slider bags
Trash bags
_____________________________________
Source: Circana Dollar Sales MULO+ latest 52 weeks ended December 29, 2024 and Nielsen MarketTrack latest 52 weeks ended December 28, 2024.

Our Segments

We manage our operations in four reportable segments: Reynolds Cooking & Baking, Hefty Waste & Storage, Hefty Tableware and Presto Products.

•Reynolds Cooking & Baking: Through our Reynolds Cooking & Baking segment, we sell both branded and store brand aluminum foil, disposable aluminum pans, parchment paper, freezer paper, wax paper, butcher paper, plastic wrap, baking cups, oven bags and slow cooker liners. Our branded products are sold under the Reynolds Wrap, Reynolds KITCHENS and EZ Foil brands in the United States and selected international markets, under the ALCAN brand in Canada and under the Diamond brand outside of North America. With our flagship Reynolds Wrap products, we hold the #1 market position in the U.S. consumer foil market measured by retail sales and volume. We also hold the #1 market position in the Canadian branded foil market under the ALCAN brand. We have no significant branded competitor in this market. Reynolds is one of the most recognized household brands in the United States, with 98% brand awareness, and has been the top trusted brand in the consumer foil market for over 75 years, with greater than 50% market share in most of its categories. We also offer more sustainable solutions, such as Reynolds Wrap 100% recycled aluminum, unbleached parchment paper made with a chlorine-free process and coreless wax paper, which uses less packaging material than traditional wax paper rolls.

•Hefty Waste & Storage: Through our Hefty Waste & Storage segment, we produce both branded and store brand trash and food storage bags. Hefty is a well-recognized leader in the trash bag and food storage bag categories and our private label products offer value to our retail partners. Our branded products are sold under the Hefty Ultra Strong and Hefty Strong brands for trash bags, and as the Hefty and Baggies brands for our food storage bags. Hefty has 98% brand awareness and is most commonly identified with the Brand’s famous “Hefty! Hefty! Hefty!” slogan. We have the #1 branded market share in the U.S. large black trash bag segment, and the #2 branded market share in the slider bag and tall kitchen trash bag segments. Our robust product portfolio in this segment includes a full suite of products, including sustainable solutions such as blue and clear recycling bags, compostable bags, bags made from recycled materials and orange bags through the Hefty ReNew Program.

•Hefty Tableware: Through our Hefty Tableware segment, we sell both branded and store brand disposable and compostable plates, bowls, platters, containers, cups and cutlery. Our Hefty branded products include dishes, party cups, cutlery and containers. Hefty branded party cups are the #1 party cup in America measured by market share. Our branded products use our Hefty brand to represent both quality and value, and we bring this same quality and value promise to all of our store brands as well. We sell across a broad range of materials and price points in all retail channels, allowing our consumers to select the product that best suits their price, function and aesthetic needs. These materials include sustainable solutions, such as Hefty ECOSAVE and Hefty Compostable Printed Paper Plates. In 2024, we increased the post-consumer recycled content in some of our cups and we added compostable party cups to our assortment.

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

Our Products

Our portfolio consists of three main product groups: waste and storage products, cooking products and tableware. Our consolidated net revenues by product line for fiscal years 2024, 2023 and 2022 were as follows:

	For the Years Ended December 31,
(in millions)	2024	2023	2022
Waste and storage (1)	$1,555	$1,535	$1,550
Cooking products	1,247	1,273	1,287
Tableware	918	967	1,000
Unallocated	(25)	(19)	(20)
Net revenues	$3,695	$3,756	$3,817
(1)Waste and storage products are comprised of our Hefty Waste & Storage and Presto Products segments.

Customers
Our customer base includes leading grocery stores, mass merchants, warehouse clubs, discount chains, dollar stores, drug stores, home improvement stores, military outlets and eCommerce retailers. We sell both branded and store brand products across our customer base. We generally sell our branded products pursuant to informal trading policies and our store brand products under one year or multi-year agreements. Walmart accounted for 31%, 30% and 30% and Sam’s Club accounted for 17%, 18% and 18% of our total net revenue in fiscal years 2024, 2023 and 2022, respectively. Walmart and Sam’s Club are affiliated entities. Sales to Walmart are concentrated more heavily in our Hefty Waste & Storage segment, and sales to Sam’s Club are concentrated more heavily in our Hefty Tableware segment.
During fiscal year 2024, sales in North America and the United States represented 99% and 97% of our total sales, respectively.
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
We utilize two routes of distribution to deliver our products to our customers. In many cases, we ship directly from our manufacturing plants to the customer’s distribution center. Given the breadth of our product offerings, we are also able to optimize truckloads and reduce inventory for our retail partners by shipping trucks from mixing centers filled with SKUs across all of our product categories.
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
Competition in our categories is based on a number of factors including brand recognition, price, quality and innovation. We benefit from the strength of our brands, a differentiated portfolio of quality branded and store brand products, as well as significant capital investment in our manufacturing facilities. We believe the strong recognition of the Reynolds brand and Hefty brand among U.S. consumers gives us a competitive advantage. In addition, our largest customers choose us for our customer service, category management services and commitment to “Made in the U.S.A.” products.
Seasonality
Portions of our business have historically been moderately seasonal. Overall, our strongest sales are in our fourth quarter and our weakest sales are in our first quarter. This is driven by higher levels of sales of cooking products around major U.S. holidays in our fourth quarter, primarily due to the holiday use of Reynolds Wrap, Reynolds Oven Bags, Reynolds Parchment Paper and disposable aluminum pans. Our tableware products generally have higher sales in the second and fourth quarters of the year, primarily due to outdoor summertime and holiday uses of disposable plates, cups, bowls and cutlery.
Raw Materials and Suppliers
We have a diverse supplier base and are not reliant on any single supplier for our primary raw materials, including polyethylene, polystyrene and aluminum. We also purchase raw material additives, secondary packaging materials and finished products for resale. We source a significant majority of our resin requirements from domestic suppliers.
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
Employees and Human Capital
Our objectives related to an engaged team include successfully identifying, recruiting, onboarding, retaining and incentivizing both new and existing employees. Our talent management and succession planning process includes the identification of primary succession roles based on current and future business strategies, the identification of potential successors, a list of action items and a plan for talent development. As of December 31, 2024, we employed approximately 6,400 people, most of whom are located in our U.S. and Canada manufacturing facilities. Approximately 20% of our employees are covered by collective bargaining agreements. We have not experienced any significant union-related work stoppages over the last ten years. We believe our relationships with our employees and labor unions are satisfactory.
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
People & Culture: We have built a culture based on treating others with respect and working collaboratively on shared goals. Our value of putting safety first promotes a culture of caring and watching out for the safety of each other. Treating others with dignity, empathy and respect is the foundation of our culture. We value our relationships with our colleagues, retail partners, consumers, shareholders and communities. We are committed to communicating our goals, offering training and development opportunities and integrating an inclusive approach to talent management into our overall business strategy. We will continue to promote a culture that values inclusion and belonging and sees unique experiences and viewpoints as growing our understanding of how we can work better together. We will continue our efforts to build and retain a robust workforce that welcomes talent and capability to strengthen all aspects of our business.
Talent Acquisition: We are committed to a workplace environment in which individual differences are recognized, respected and appreciated. We provide job opportunities for individual growth in our exciting, dynamic and fast-paced manufacturing plants and offices. Our management and Talent Acquisition teams use data from workforce planning and recruiting. In 2024, we updated our applicant tracking system to better enable us to source and recruit talent in today’s challenging labor market, assist in a great candidate experience and provide a welcoming new-hire onboarding. To support our plants, we have also created a comprehensive hourly employee recruiting strategy for a consistent and efficient approach to identifying and onboarding diverse talent.

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
Moreover, as environmental issues, such as climate change, have become more prevalent, governments have responded, and are expected to continue to respond, with increased legislation and regulation, which could negatively affect us. For example, the United States Congress has in the past considered legislation to reduce emissions of greenhouse gases. In addition, the Environmental Protection Agency is regulating certain greenhouse gas emissions under existing laws such as the Clean Air Act. A number of states and local governments in the United States have also implemented or announced their intentions to implement their own programs to reduce greenhouse gases.
We are also subject to various laws and regulations related to data privacy and protection, including the California Consumer Privacy Act of 2018 (“CCPA”) and the European Union’s General Data Protection Regulation (“GDPR”). We have internal programs in place to manage and monitor global compliance with these various requirements.
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
We rely on a relatively small number of customers for a significant portion of our revenue. In 2024, sales to our top ten customers accounted for 72% of our total revenue, and our two largest customers, Walmart and Sam’s Club, individually accounted for 31% and 17%, respectively, of our total revenue. Walmart and Sam’s Club are affiliated entities. Sales to Walmart are concentrated more heavily in our Hefty Waste & Storage segment, and sales to Sam’s Club are concentrated more heavily in our Hefty Tableware segment. The loss of any of our significant customers would have a material adverse effect on our business, financial condition and results of operations.
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
Fluctuations in raw material and energy costs could adversely affect our business, financial condition and results of operations. Raw material costs represent a significant portion of our cost of sales. The primary raw materials we use are plastic resins, particularly polyethylene and polystyrene, and aluminum. The prices of our raw materials have fluctuated significantly in recent years. Aluminum prices have been historically volatile as aluminum is a cyclical commodity with prices subject to global market factors. Resin prices have also historically fluctuated with changes in crude oil and natural gas prices as well as changes in refining capacity and the demand for other petroleum-based products. We experienced significant increases in material costs in 2022, particularly in resin and aluminum prices, which negatively impacted our results. Significant increases in material costs could also occur in future periods, which could negatively impact our future results.
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
We typically do not enter into long-term fixed price purchase contracts for our principal raw materials. The majority of sales contracts for our products generally do not contain contractual cost pass-through mechanisms for raw material costs. Where our contracts use such pass-through mechanisms, differences in timing between purchases of raw materials and sales to customers can create a “lead lag” effect during which margins are negatively impacted when raw material costs rise and positively impacted when raw material costs fall. We adjust prices, where possible, to attempt to mitigate the effect of production cost increases, including raw materials, but these increases are not always possible or may not cover the increased raw material costs. For example, we implemented multiple rounds of price increases in 2022, however those pricing actions typically lagged material cost increases.
In addition, we distribute our products and receive raw materials primarily by rail and truck. Reduced availability of rail or trucking capacity has caused us, and may continue to cause us, to incur unanticipated expenses and impair our ability to distribute our products or receive our raw materials in a timely manner, which could disrupt our operations, strain our customer relations and adversely affect our operating profits. In particular, reduced trucking capacity, due to a shortage of drivers, the federal regulation requiring drivers to electronically log their driving hours and adverse weather conditions, among other reasons, have caused an increase in our cost of transportation.
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
We are a consumer products company and any reduction in consumer demand for the types of products we offer as a result of changes in consumer lifestyle, environmental concerns or other considerations could have a significant impact on our business, financial condition and results of operations. For example, there have been recent concerns about the environmental impact of single-use disposable products and products made from plastic, particularly polystyrene foam. These concerns, and the actions taken in response (including regulations banning the sale of certain polystyrene foam products in certain jurisdictions), impact several of our products, especially in our Hefty Tableware segment. Further, a number of governmental authorities, both at the federal, state and local level in the United States and abroad, have implemented, considered, or are expected to consider, additional legislation aimed at reducing the amount of plastic waste, regulating product content and regulating environmental claims. Our business is subject to regulations that govern matters such as post-consumer recycled content, extended producer responsibility, compostability and recyclability claims, and use of PFAS. Future regulatory and legislative change could affect the economics of our business activities, lead to changes in operating practices, affect our customers and influence the demand for and the cost of providing products and services to our customers. Sustainability concerns, including the recycling of products, have received increased focus in recent years and are expected to play an increasing role in brand management and consumer purchasing decisions. These changes in consumer lifestyle, environmental concerns or other considerations may result in a decrease in the demand for certain of our current products, an increase in expenditures to attempt to adapt and respond to these concerns, and an inability to respond through innovation or acquisition of assets we do not currently own, any of which could materially and adversely affect our business, financial condition and results of operations.
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
In addition, we have implemented price increases and may implement additional price increases in the future, which may slow sales growth or create volume declines in the short term as customers and consumers adjust to these price increases. Competitors may or may not take competitive actions, which may lead to sales declines and loss of market share for us. In addition, changes to the mix of products that we sell or product portfolio optimization efforts may adversely impact our net sales, profitability and cash flow.
We may incur liabilities, experience harm to our reputation and brands, or be forced to recall products as a result of real or perceived product quality or other product-related issues.
Although we have quality control measures and systems in place that are designed to ensure that the safety and quality of our products are maintained, the consequences of not being able to do so could be severe, including adverse effects on consumer health, our reputation, the loss of customers and market share, financial costs and loss of revenue. If any of our products are found to be defective, we could be required to or may voluntarily recall such products, which could result in adverse publicity, significant expenses and a disruption in sales and could affect our reputation and that of our products. In addition, if any of our competitors or customers supply faulty or contaminated products to the market, our industry could be negatively impacted, which in turn could have adverse effects on our business.
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

We are affected by seasonality.
Portions of our business have historically been moderately seasonal. Overall, our strongest sales are in our fourth quarter and our weakest sales are in our first quarter. This is driven by higher levels of sales of cooking products around major U.S. holidays in our fourth quarter, primarily due to the holiday use of Reynolds Wrap, Reynolds Oven Bags, Reynolds Parchment Paper and disposable aluminum pans. Our tableware products generally have higher sales in the second and fourth quarters of the year, primarily due to outdoor summertime and holiday uses of disposable plates, cups, bowls and cutlery. As a result of this seasonality, any factors negatively affecting us during these periods of any year, including unfavorable economic conditions, could have a material adverse effect on our financial condition and results of operations for the entire year. Because of quarterly fluctuations caused by these and other factors, comparisons of our operating results across different fiscal quarters may not be accurate indicators of our future performance.
Loss of our key management and other personnel, or an inability to attract new management and other personnel, could negatively impact our business, financial condition and results of operations.
We depend on our senior executive officers and other key personnel to operate our businesses, develop new products and technologies and service our customers. The loss of any of these key personnel could adversely affect our operations. Effective January 1, 2025, our long-term President, Chief Executive Officer and member of our Board of Directors, Lance Mitchell, stepped down from such positions due to his voluntary retirement. Scott Huckins, previously our Chief Financial Officer, was appointed as President and Chief Executive Officer and as a member of our Board of Directors, and Nathan Lowe, previously our Senior Vice President of Financial Planning & Analysis, was appointed as Chief Financial Officer. Any significant leadership change or senior management transition involves inherent risks, and any failure to successfully transition key roles could impact our ability to execute on our strategic plans, make it difficult to meet our performance objectives and be disruptive to our business. Lance Mitchell will remain with the Company as an employee in an advisory capacity through his voluntary retirement on July 31, 2025.
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
We may continue to pursue acquisitions of brands, businesses, assets or technologies from third parties. Acquisitions and their pursuits can involve numerous risks, including, among other things:
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
We have recorded a significant amount of goodwill and indefinite-lived intangible assets, representing our Reynolds and Hefty trade names, on our balance sheet. We test the carrying values of goodwill and indefinite-lived intangible assets for impairment at least annually and whenever events or circumstances indicate the carrying value may not be recoverable. The estimates and assumptions about future results of operations and cash flows made in connection with impairment testing could differ from future actual results of operations and cash flows. While we concluded that our goodwill and indefinite-lived intangible assets were not impaired during our annual impairment review performed during the fourth quarter of 2024, future events could cause us to conclude that the goodwill associated with a given reporting unit, or one of our indefinite-lived intangible assets, may have become impaired. Any resulting impairment charge, although non-cash, could have a material adverse effect on our results of operations and financial condition.
Some of our workforce is covered by collective bargaining agreements, and our business could be harmed in the event of a prolonged work stoppage.
Approximately 20% of our employees are covered by collective bargaining agreements. While we believe we have good relationships with our unionized employees and we have not experienced a significant union-related work stoppage over the last ten years, if we encounter difficulties with renegotiations or renewals of collective bargaining arrangements or are unsuccessful in those efforts, we could incur additional costs and experience work stoppages. We cannot predict how stable our union relationships will be or whether we will be able to successfully negotiate successor collective bargaining agreements without impacting our financial condition. In addition, the presence of unions may limit our flexibility in dealing with our workforce. Work stoppages could negatively impact our ability to manufacture our products on a timely basis, which could have a material adverse effect on our results of operations and financial condition.
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
A future pandemic or health epidemic could adversely impact our business and results of operations in a number of ways, including but not limited to:
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
•government or regulatory responses in markets where we manufacture, sell or distribute our products, or in the markets of third parties on which we rely, preventing or disrupting our business operations;
•higher costs in certain areas such as front-line employee compensation, as well as incremental costs associated with newly added health screenings, temperature checks and enhanced cleaning and sanitation protocols to protect our employees;
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
As of December 31, 2024, we had $1,695 million of outstanding indebtedness under our senior secured term loan facility (“Term Loan Facility”) maturing in 2027 and $694 million of borrowing capacity under our senior secured revolving credit facility (“Revolving Facility”) maturing in 2029 (the Term Loan Facility and the Revolving Facility, the “External Debt Facilities”). Our debt level and related debt service obligations:
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
Our debt bears interest at variable rates, and we may incur additional variable interest rate indebtedness in the future. This exposes us to interest rate risk, and while we have entered into a series of interest rate swaps to mitigate the risk of variable rate debt, any interest rate swaps we enter into in order to reduce interest rate volatility may not fully mitigate our interest rate risk. As of December 31, 2024, the unhedged portion of our Term Loan Facility was approximately $545 million, and any borrowings under our Revolving Facility are subject to interest rate volatility.
Higher interest rates during the year ended December 31, 2023, increased our debt service obligations on the unhedged variable rate indebtedness, and our net income and cash flows, including cash available for servicing our indebtedness, had correspondingly decreased. Further increases in interest rates on unhedged debt could further reduce our net income and cash flows, including cash available for servicing our indebtedness.
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
In addition, a number of governmental authorities, both in the United States and abroad, have considered, and are expected to consider, legislation aimed at reducing the amount of plastic waste. Programs have included banning certain types of products, mandating certain rates of recycling and/or the use of recycled materials, imposing deposits or taxes on plastic bags and packaging material, imposing extended producer responsibility and requiring retailers or manufacturers to take back packaging used for their products. Such legislation, as well as voluntary initiatives, aimed at reducing the level of plastic waste could reduce the demand for certain plastic products, result in greater costs for manufacturers of plastic products or otherwise impact our business, financial condition and results of operations. Additional regulatory efforts addressing other environmental or safety concerns in the future could similarly impact our operations and financial results.
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

Concern over climate change or plastics and packaging materials, in particular, may result in new or increased legal and regulatory requirements to reduce or mitigate impacts to the environment. Increased regulatory requirements, including in relation to various aspects of ESG, such as California’s recent enactment of climate-related disclosure laws, or environmental causes may result in increased compliance costs or input costs of energy, raw materials or compliance with emissions standards, which may cause disruptions in the manufacture of our products or an increase in operating costs. We may incur additional costs to control, assess and report on ESG metrics as the nature, scope and complexity of ESG reporting, diligence and disclosure requirements expand. Our ability to achieve any stated goal, target, or objective is subject to numerous factors and conditions, many of which are outside of our control. Any failure to achieve our ESG goals or a perception (whether or not valid) of our failure to act responsibly with respect to the environment or to effectively respond to new, or changes in, legal or regulatory requirements concerning environmental or other ESG matters, or increased operating or manufacturing costs due to increased regulation or environmental causes could adversely affect our business and reputation.
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
Disputes may arise between us and our licensors regarding the scope of rights or obligations under our intellectual property license agreements, including the scope of our rights to use the licensed intellectual property, our rights with respect to third parties, our and our licensors’ obligations with respect to the maintenance and protection of the licensed intellectual property, and other interpretation-related issues. The agreements under which we license intellectual property rights from others are complex, and the provisions of such agreements may be susceptible to multiple interpretations. The resolution of any contract interpretation disagreement that may arise could narrow what we believe to be the scope of our rights to the intellectual property being licensed or increase what we believe to be our financial or other obligations under the relevant agreement. Termination of or disputes over such licenses could result in the loss of significant rights.
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

Increased cyber-security threats and cyber-crime, including advanced persistent threats, computer viruses, ransomware, other types of malicious code, hacking, phishing and social engineering schemes designed to provide access to our networks or data, pose a potential risk to the security of our IT and OT systems, networks and services, as well as the confidentiality, availability and integrity of our data. Cyber threats are becoming more sophisticated, are constantly evolving and are being made by groups and individuals with a wide range of expertise and motives, increasing the difficulty of preventing, detecting and successfully defending against them. Furthermore, our relationships with, and access provided to, third parties and their vendors may create difficulties in anticipating and implementing adequate preventative measures or fully mitigating harms after an attack or breach occurs.

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
Our affiliation with PEI Group has provided us with increased scale and reach. We have leveraged our combined scale to coordinate purchases across our operations to reduce costs. In December 2024, the PEI Group announced it has entered into a definitive agreement to be acquired by an unrelated third party (the “PEI Group Acquisition”), pending regulatory approval. If the PEI Group Acquisition is completed, we will no longer be affiliated with PEI Group. If we no longer benefit from the relationship with PEI Group, whether because we are no longer affiliated with PEI Group or otherwise, it may result in increased costs for us and higher prices to our customers because we may be unable to obtain goods, services and technology from unaffiliated third parties on terms as favorable as those previously obtained. As a result of any of the above factors, we may be precluded from pursuing certain opportunities that we would otherwise pursue, including growth opportunities, which in turn may adversely affect our business, financial condition and results of operations.
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
•supply agreements where we sell certain products (primarily aluminum foil containers and roll foil) to, and purchase certain products (primarily foam-related tableware) from Pactiv LLC (“Pactiv”), a member of PEI Group;
•a warehousing and freight services agreement whereby Pactiv provides certain logistics services to us; and
•insurance participation in a broader affiliated program.
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
It is also possible that we may enter into related party transactions in the future. Although material related party transactions that we may enter into will be subject to approval or ratification by the Audit Committee, there can be no assurance that such transactions, individually or in the aggregate, will not have an adverse effect on our financial condition and results of operations, or that we could not have achieved more favorable terms if such transactions had not been entered into with related parties.
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
We may face competition from a variety of sources, including Pactiv and other members of PEI Group, both today and in the future. For example, while we have supply agreements in place with Pactiv, Pactiv may still compete with us in certain products and/or in certain channels. In addition, while none of the other members of PEI Group currently manufacture or sell products that compete with our products, they may do so in the future, including as a result of acquiring a company that operates as a manufacturer of consumer products. Due to the significant resources of PEI Group, including financial resources and know-how resulting from the previous management of our business, PEI Group could have a significant competitive advantage should it decide to engage in the type of business we conduct, which may materially and adversely affect our business, financial condition and results of operations. Although Pactiv has historically sold the products (primarily tableware and cups) that we purchase from it in the foodservice business-to-business channel, after the termination of our supply agreement with Pactiv it could seek to sell such products in the retail channel or otherwise compete with us, especially where we sell private label or store brand products. As our former supplier, Pactiv would have information about products, including pricing, that could give it a competitive advantage.
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

ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Governance
Our information security program is managed by a Chief Information Security Officer (“CISO”), whose team is responsible for leading enterprise-wide cybersecurity strategy, policy, standards, architecture and processes, including assessing and managing our material risks from cybersecurity threats. The CISO is a Certified Information Systems Security Professional (“CISSP”), and has over 20 years of experience holding various roles in information technology and cybersecurity. The Audit Committee of our Board of Directors is charged with oversight of cybersecurity matters, including oversight of risks from cybersecurity threats.
The CISO provides quarterly reports to the Audit Committee, as well as more frequent reports to our Cyber Security Steering Committee, which includes the Chief Executive Officer, Chief Financial Officer and other members of our senior management. These reports include updates on our cyber risks and threats, the status of projects to strengthen our information security systems, assessments of our information security program, and the emerging threat landscape. Our cybersecurity program is periodically evaluated by internal and external experts, with the results of those reviews reported to senior management and the Audit Committee. We also actively engage with key vendors and industry participants as part of our continuing efforts to evaluate and enhance the effectiveness of our information security policies and procedures.
Risk Management and Strategy
We have a comprehensive cybersecurity and information security framework that includes risk assessment and mitigation. We leverage the National Institute of Standards and Technology Cyber Security Framework 2.0 for measuring overall readiness to respond to cyber threats and the Sarbanes-Oxley Act for assessment in internal controls. Our cybersecurity processes are integrated into our overall risk management program, and include a comprehensive cyber crisis management program that would apply if a cybersecurity related incident were to occur.
We perform response simulations, tabletop exercises and recovery tests on a quarterly basis. In addition, we engage external consultants to perform penetration testing at least annually. Our cyber crisis management program includes a documented plan that provides overall coordination of our response to a major cyber incident as well as a resource engagement plan. As part of our crisis management plan, our cyber crisis communication plan accounts for timely and accurate dissemination of information to stakeholders during the crisis. Other components of our crisis management plan are our business continuity plan, that documents the application of specific strategies and measures to enable core business activities to continue during a cyber event, and our disaster recovery plan, that is designed to restore data and systems to their operational state. The ongoing development and maturity of our cyber crisis management program is reported to senior management quarterly.
With respect to third-party service providers, we perform assessments of their information security capabilities prior to entering into a contractual agreement. We also perform periodic information security capabilities reviews for existing third-party service providers based on the risks identified in the initial review, or if events and circumstances necessitate a review.
Refer to “A cyber-attack or failure of one or more key information technology systems, operational technology systems, networks, processes, associated sites or service providers could have a material adverse impact on our business and reputation” in Item 1A. “Risk Factors” for information regarding material risks from cybersecurity threats that affect us.
ITEM 2. PROPERTIES
Our corporate headquarters are located in Lake Forest, Illinois. In addition, as of December 31, 2024, our production and distribution network consisted of 27 manufacturing and warehouse facilities in 12 states and one manufacturing facility and one warehouse in Canada, which are used to produce and store the products sold in all four of our business segments. We own the majority of our physical properties. We believe that all of our properties are in good operating condition and are suitable to adequately meet our current needs.

ITEM 3. LEGAL PROCEEDINGS
From time to time, we are a party to various claims, charges and litigation matters arising in the ordinary course of business. Management and legal counsel regularly review the probable outcome of such proceedings. We have established reserves for legal matters that are probable and estimable, and at December 31, 2024, these reserves were not significant. While we cannot feasibly predict the outcome of these matters with certainty, we believe, based on examination of these matters, experience to date and discussions with counsel, that the ultimate liability, individually or in the aggregate, will not have a material adverse effect on our business, financial position, results of operations or cash flows.
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
Stockholders
As of January 31, 2025, there were three holders of record of our common stock. The actual number of our stockholders is greater than this number, and includes beneficial owners whose shares are held in “street name” by banks, brokers and other nominees.
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

Performance Graph
The following graph compares our cumulative total stockholder return from January 31, 2020 to December 31, 2024 to that of the S&P 500 Index, the Russell MidCap Index and a peer group. The graph assumes that the value for the investment in our common stock, each index and the peer group was $100 on January 31, 2020, and that all dividends were reinvested. The complete list of our peer group comprises: Church & Dwight Co., Inc., The Clorox Company, Colgate-Palmolive Company, Energizer Holdings, Inc., Kimberly-Clark Corporation, Newell Brands Inc., The Procter & Gamble Company, The Scotts Miracle-Gro Company, Spectrum Brands Holdings, Inc. and WD-40 Company.
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
Description of the Company and its Business Segments
We are a market-leading consumer products company with a presence in 95% of households across the United States. We produce and sell products that people use in their homes for cooking, serving, cleanup and storage. We sell our products under iconic brands such as Reynolds and Hefty and also under store brands that are strategically important to our retail partners. Overall, across both our branded and store brand offerings, we hold the #1 or #2 U.S. market share position in the majority of product categories in which we participate. Over 50% of our revenue comes from products that are #1 in their respective categories. We have developed our market-leading position by investing in our product categories and consistently developing innovative products that meet the evolving needs and preferences of the modern consumer.
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
We manage our operations in four operating and reportable segments: Reynolds Cooking & Baking, Hefty Waste & Storage, Hefty Tableware and Presto Products:
•Reynolds Cooking & Baking: Through our Reynolds Cooking & Baking segment, we sell both branded and store brand aluminum foil, disposable aluminum pans, parchment paper, freezer paper, wax paper, butcher paper, plastic wrap, baking cups, oven bags and slow cooker liners. Our branded products are sold under the Reynolds Wrap, Reynolds KITCHENS and EZ Foil brands in the United States and selected international markets, under the ALCAN brand in Canada and under the Diamond brand outside of North America. With our flagship Reynolds Wrap products, we hold the #1 market position in the U.S. consumer foil market measured by retail sales and volume. We also hold the #1 market position in the Canadian branded foil market under the ALCAN brand. We have no significant branded competitor in this market. Reynolds is one of the most recognized household brands in the United States, with 98% brand awareness, and has been the top trusted brand in the consumer foil market for over 75 years, with greater than 50% market share in most of its categories. We also offer more sustainable solutions, such as Reynolds Wrap 100% recycled aluminum, unbleached parchment paper made with a chlorine-free process and coreless wax paper, which uses less packaging material than traditional wax paper rolls.
•Hefty Waste & Storage: Through our Hefty Waste & Storage segment, we produce both branded and store brand trash and food storage bags. Hefty is a well-recognized leader in the trash bag and food storage bag categories and our private label products offer value to our retail partners. Our branded products are sold under the Hefty Ultra Strong and Hefty Strong brands for trash bags, and as the Hefty and Baggies brands for our food storage bags. Hefty has 98% brand awareness and is most commonly identified with the Brand’s famous “Hefty! Hefty! Hefty!” slogan. We have the #1 branded market share in the U.S. large black trash bag segment, and the #2 branded market share in the slider bag and tall kitchen trash bag segments. Our robust product portfolio in this segment includes a full suite of products, including sustainable solutions such as blue and clear recycling bags, compostable bags, bags made from recycled materials and orange bags through the Hefty ReNew Program.
•Hefty Tableware: Through our Hefty Tableware segment, we sell both branded and store brand disposable and compostable plates, bowls, platters, containers, cups and cutlery. Our Hefty branded products include dishes, party cups, cutlery and containers. Hefty branded party cups are the #1 party cup in America measured by market share. Our branded products use our Hefty brand to represent both quality and value, and we bring this same quality and value promise to all of our store brands as well. We sell across a broad range of materials and price points in all retail channels, allowing our consumers to select the product that best suits their price, function and aesthetic needs. These materials include sustainable solutions, such as Hefty ECOSAVE and Hefty Compostable Printed Paper Plates. In 2024, we increased the post-consumer recycled content in some of our cups and we added compostable party cups to our assortment.
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
Branded products and store brand products accounted for 62% and 38% of our revenue, excluding business-to-business revenue, respectively, in the year ended December 31, 2024. We intend to continue investing in both our branded and store brand products to grow the entire product category. Our scale across household aisles and ability to offer both branded and store brand products enable us to grow the overall category. Through our category captain level advisorship roles with our retail partners, we offer marketing and consumer shopping strategies, both in store and online, which expand usage occasions and stimulate consumption for our categories.
Costs for Raw Materials, Energy, Labor and Freight
Our business is impacted by fluctuations in the prices of the raw materials, energy and freight costs incurred in manufacturing and distributing our products, as well as fluctuations in labor costs. The primary raw materials used to manufacture our products are plastic resins and aluminum, and we also use commodity chemicals and energy. We are exposed to commodity and other price risk principally from the purchase of resin, aluminum, natural gas, electricity, carton board and diesel. We distribute our products and receive raw materials primarily by rail and truck, which exposes us to fluctuations in labor, freight and handling costs caused by reduced rail and trucking capacity. Sales contracts for our products typically do not contain pass-through mechanisms for raw material, energy, labor and freight cost changes, but we adjust prices, where possible, in response to such price fluctuations.
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

Seasonality
Portions of our business historically have been moderately seasonal. Overall, our strongest sales are in our fourth quarter and our weakest sales are in our first quarter. This is driven by higher levels of sales of cooking products around major U.S. holidays in our fourth quarter, primarily due to the holiday use of Reynolds Wrap, Reynolds Oven Bags, Reynolds Parchment Paper and disposable aluminum pans. Our tableware products generally have higher sales in the second and fourth quarters of the year, primarily due to outdoor summertime and holiday uses of disposable plates, cups, bowls and cutlery.
Sustainability
Interest in environmental sustainability has increased over the past decade, and it has played, and we expect it will continue to play, an increasing role in consumer purchasing decisions. For instance, there have been recent concerns about the environmental impact of single-use disposable products and products made from plastic, particularly polystyrene foam, affecting our products, especially our Hefty Tableware segment. While there is a focus on environmentally friendly products, survey results indicate that in most of our product categories, consumers continue to rank performance-related purchase criteria, such as durability and ease of use, followed by price, as top considerations, rather than sustainability. As our consumers may shift towards purchasing more sustainable products, we have focused much of our innovation efforts around sustainability. We offer a broad line of products made with recycled, renewable, recyclable and compostable materials. We intend to continue sustainability innovation in our efforts to be at the leading edge of recyclability, renewability and compostability in order to offer our customers environmentally sustainable choices. Our 2023 acquisition of privately held Atacama Manufacturing Inc. enhanced our innovation pipeline with sustainable products from plant-based resins.
Non-GAAP Measures
In this Annual Report on Form 10-K we use the non-GAAP financial measures “Adjusted EBITDA”, “Adjusted Net Income” and “Adjusted Diluted Earnings Per Share” (“Adjusted EPS”), which are measures adjusted for the impact of specified items and are not in accordance with GAAP.
We define Adjusted EBITDA as net income calculated in accordance with GAAP, plus the sum of income tax expense, net interest expense, depreciation and amortization and as may be further adjusted to exclude IPO and separation-related costs, as well as other non-recurring items, if applicable. We define Adjusted Net Income and Adjusted EPS as Net Income and Earnings Per Share (“EPS”) calculated in accordance with GAAP, plus IPO and separation-related costs and other non-recurring costs.
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
The following table presents a reconciliation of our net income, the most directly comparable GAAP financial measure, to Adjusted EBITDA:

	For the Years Ended December 31,
	2024	2023	2022
	(in millions)
Net income – GAAP	$352	$298	$258
Income tax expense	99	95	80
Interest expense, net	98	119	76
Depreciation and amortization	129	124	117
IPO and separation-related costs (1)	—	—	12
Other	—	—	3
Adjusted EBITDA (Non-GAAP)	$678	$636	$546

(1)Reflects costs during the year ended December 31, 2022 related to our separation to operate as a stand-alone public company as well as costs related to the IPO process. No such costs were incurred during the years ended December 31, 2024 and 2023.

The following table presents a reconciliation of our net income and diluted EPS, the most directly comparable GAAP financial measures, to Adjusted Net Income and Adjusted EPS:

	Year Ended December 31, 2024			Year Ended December 31, 2023			Year Ended December 31, 2022
(in millions, except for per share data)	Net Income	Diluted Shares	Diluted EPS	Net Income	Diluted Shares	Diluted EPS	Net Income	Diluted Shares	Diluted EPS
As Reported - GAAP	$352	210.4	$1.67	$298	210.0	$1.42	$258	209.9	$1.23
Adjustments:
IPO and separation-related costs (1)	—	—	—	—	—	—	9	209.9	0.04
Other (1)	—	—	—	—	—	—	2	209.9	0.01
Adjusted (Non-GAAP)	$352	210.4	$1.67	$298	210.0	$1.42	$269	209.9	$1.28

(1)Amounts are after tax, calculated using a tax rate of 23.6% for the year ended December 31, 2022, which is our effective tax rate for that period.

Results of Operations
The following discussion should be read in conjunction with our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Detailed comparisons of revenue and results are presented in the discussions of the operating segments, which follow our consolidated results discussion.
Certain discussions in this section provide a breakdown of net revenues between our retail business and non-retail business. Our retail business net revenues consist of sales to grocery stores, mass merchants, warehouse clubs, discount chains, dollar stores, drug stores, home improvement stores, military outlets and eCommerce retailers. Our non-retail business net revenues consist of aluminum sales to food service customers, which are classified as related party revenues, and industrial customers.
Discussions of the year ended December 31, 2023 items and comparisons between the year ended December 31, 2023 and the year ended December 31, 2022 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed on February 7, 2024.
Aggregation of Segment Revenue and Adjusted EBITDA

(in millions)	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Unallocated⁽²⁾	Total Reynolds Consumer Products
Net revenues
2024	$1,247	$959	$918	$596	$(25)	$3,695
2023	1,273	942	967	593	(19)	3,756
Adjusted EBITDA (1)
2024	$222	$272	$147	$130	$(93)	$678
2023	184	261	174	112	(95)	636
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
Year Ended December 31, 2024 Compared with the Year Ended December 31, 2023
Total Reynolds Consumer Products

	For the Years Ended December 31,
(in millions, except for %)	2024	% of Revenue	2023	% of Revenue	Change	% Change
Net revenues	$3,618	98%	$3,673	98%	$(55)	(1)%
Related party net revenues	77	2%	83	2%	(6)	(7)%
Total net revenues	3,695	100%	3,756	100%	(61)	(2)%
Cost of sales	(2,717)	(74)%	(2,814)	(75)%	97	3%
Gross profit	978	26%	942	25%	36	4%
Selling, general and administrative expenses	(429)	(12)%	(430)	(11)%	1	—%
Other expense, net	—	—%	—	—%	—	—%
Income from operations	549	15%	512	14%	37	7%
Interest expense, net	(98)	(3)%	(119)	(3)%	21	18%
Income before income taxes	451	12%	393	10%	58	15%
Income tax expense	(99)	(3)%	(95)	(3)%	(4)	(4)%
Net income	$352	10%	$298	8%	$54	18%
Adjusted EBITDA (1)	$678	18%	$636	17%	$42	7%
(1)Adjusted EBITDA is a non-GAAP measure. See “Non-GAAP Measures” for details, including a reconciliation between net income and Adjusted EBITDA.

Components of Change in Net Revenues for the Year Ended December 31, 2024 vs. the Year Ended December 31, 2023

	Price	Volume/Mix		Total
		Retail	Non-Retail
Reynolds Cooking & Baking	—%	(1)%	(1)%	(2)%
Hefty Waste & Storage	1%	1%	—%	2%
Hefty Tableware	(2)%	(3)%	—%	(5)%
Presto Products	1%	—%	—%	1%
Total RCP	(1)%	(1)%	—%	(2)%
Total Net Revenues. Total net revenues decreased by $61 million, or 2%, to $3,695 million. The 2% decrease was driven by lower volume and lower pricing.
Cost of Sales. Cost of sales decreased by $97 million, or 3%, to $2,717 million. The decrease was primarily driven by lower material and manufacturing costs, as well as lower volume, partially offset by higher logistics costs.
Selling, General and Administrative Expenses. Selling, general and administrative expenses (“SG&A”) decreased by $1 million to $429 million.
Other Expense, Net. Other expense, net was zero in each of the twelve months ended December 31, 2024 and 2023.
Interest Expense, Net. Interest expense, net decreased by $21 million, or 18%, to $98 million. The decrease was primarily due to a lower outstanding principal balance on our external debt facilities as a result of voluntary principal payments made on our term loan facility.
Income Tax Expense. Our effective tax rate declined by 2.2%, from 24.1% for the year ended December 31, 2023, to 21.9% for the year ended December 31, 2024. The decrease was primarily due to the recognition of a discrete tax benefit for the remeasurement of deferred tax liabilities.
Adjusted EBITDA. Adjusted EBITDA increased by $42 million, or 7%, to $678 million. The increase in Adjusted EBITDA was primarily due to lower material and manufacturing costs, partially offset by higher logistics costs and the impact of lower net revenues.
Segment Information
Reynolds Cooking & Baking

	For the Years Ended December 31,
(in millions, except for %)	2024	2023	Change	% Change
Retail net revenues	$1,070	$1,076	$(6)	(1)%
Non-retail net revenues	177	197	(20)	(10)%
Total segment net revenues	$1,247	$1,273	$(26)	(2)%
Segment Adjusted EBITDA	$222	$184	$38	21%
Segment Adjusted EBITDA Margin	18%	14%
Total Segment Net Revenues. Reynolds Cooking & Baking total segment net revenues decreased by $26 million, or 2%, to $1,247 million. The decrease in net revenues was primarily due to lower non-retail volume.
Adjusted EBITDA. Reynolds Cooking & Baking Adjusted EBITDA increased by $38 million, or 21%, to $222 million. The increase in Adjusted EBITDA was primarily driven by lower material and manufacturing costs.

Hefty Waste & Storage

	For the Years Ended December 31,
(in millions, except for %)	2024	2023	Change	% Change
Total segment net revenues	$959	$942	$17	2%
Segment Adjusted EBITDA	272	261	11	4%
Segment Adjusted EBITDA Margin	28%	28%
Total Segment Net Revenues. Hefty Waste & Storage total segment net revenues increased by $17 million, to $959 million. The increase in net revenues was primarily due to higher volume and timing of promotional activities.
Adjusted EBITDA. Hefty Waste & Storage Adjusted EBITDA increased by $11 million, or 4%, to $272 million. The increase in Adjusted EBITDA was primarily driven by lower material and manufacturing costs and the benefit of higher net revenues, partially offset by higher logistics costs.
Hefty Tableware

	For the Years Ended December 31,
(in millions, except for %)	2024	2023	Change	% Change
Total segment net revenues	$918	$967	$(49)	(5)%
Segment Adjusted EBITDA	147	174	(27)	(16)%
Segment Adjusted EBITDA Margin	16%	18%
Total Segment Net Revenues. Hefty Tableware total segment net revenues decreased by $49 million, or 5%, to $918 million. The decrease in net revenues was primarily due to lower foam volume driven by foam-related consumer behavior and regulatory pressure, as well as lower pricing.
Adjusted EBITDA. Hefty Tableware Adjusted EBITDA decreased by $27 million, or 16%, to $147 million. The decrease in Adjusted EBITDA was primarily driven by the impact of lower net revenues.
Presto Products

	For the Years Ended December 31,
(in millions, except for %)	2024	2023	Change	% Change
Total segment net revenues	$596	$593	$3	1%
Segment Adjusted EBITDA	130	112	18	16%
Segment Adjusted EBITDA Margin	22%	19%
Total Segment Net Revenues. Presto Products total segment net revenues increased by $3 million, or 1%, to $596 million. The increase in net revenues was primarily due to the timing of the pass through of higher commodity costs.
Adjusted EBITDA. Presto Products Adjusted EBITDA increased by $18 million, or 16%, to $130 million. The increase in Adjusted EBITDA was primarily driven by lower material and manufacturing costs and the benefit of product portfolio optimization.
Seasonality
Portions of our business historically have been moderately seasonal. Overall, our strongest sales are in our fourth quarter and our weakest sales are in our first quarter. This is driven by higher levels of sales of cooking products around major U.S. holidays in our fourth quarter, primarily due to the holiday use of Reynolds Wrap, Reynolds Oven Bags, Reynolds Parchment Paper and disposable aluminum pans. Our tableware products generally have higher sales in the second and fourth quarters of the year, primarily due to outdoor summertime and holiday uses of disposable plates, cups, bowls and cutlery.

Liquidity and Capital Resources
Our principal sources of liquidity are existing cash and cash equivalents, cash generated from operating activities, including proceeds from factored receivables, and available borrowings under the Revolving Facility.
The following table discloses our cash flows for the years presented:

	For the Years Ended December 31,
(in millions)	2024	2023
Net cash provided by operating activities	$489	$644
Net cash used in investing activities	(120)	(110)
Net cash used in financing activities	(346)	(457)
Effect of exchange rate on cash and cash equivalents	(1)	—
Net increase in cash and cash equivalents	$22	$77
Cash provided by operating activities
Net cash from operating activities decreased by $155 million, or 24%, to $489 million. The decrease was primarily driven by the normalization of inventory levels following significant reductions implemented in the year ended December 31, 2023. This was partially offset by other working capital optimization initiatives and improved earnings.
Cash used in investing activities
Net cash used in investing activities increased by $10 million, or 9%, to $120 million due to an increase in capital spend.
Cash used in financing activities
Net cash used in financing activities decreased by $111 million, or 24%, to $346 million. We made voluntarily principal payments of $150 million during the year ended December 31, 2024 compared to voluntary principal payments of $250 million during the year ended December 31, 2023.
External Debt Facilities
In February 2020, we entered into the External Debt Facilities which consists of a $2,475 million Term Loan Facility and a Revolving Facility that provided for additional borrowing capacity of up to $250 million, reduced by amounts used for letters of credit. In February 2023, we amended the External Debt Facilities (“Amendment No. 1”) which replaced the benchmark from the London Interbank Offered Rate (“LIBOR”) to the Secured Overnight Financing Rate (“SOFR”). Additionally, in November 2023, we further amended the External Debt Facilities (“Amendment No. 2”) to extend the maturity date of the Revolving Facility by one year. In October 2024, we further amended our External Debt Facilities (“Amendment No. 3”) to replace the undrawn $250 million revolving facility maturing in February 2026 with an undrawn $700 million revolving facility maturing in October 2029. Other than the foregoing, the material terms of the External Debt Facilities, as amended by Amendment No. 1, Amendment No. 2 and Amendment No. 3 (“Amended External Debt Facilities”) remain unchanged.
As of December 31, 2024, the outstanding balance under the Term Loan Facility was $1,695 million. As of December 31, 2024, we had no outstanding borrowings under the Revolving Facility, and we had $6 million of letters of credit outstanding, which reduces the borrowing capacity under the Revolving Facility.
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
During 2020 and 2022, we entered into a series of interest rate swaps to fix the LIBOR of our External Debt Facilities. In February 2023, we amended our interest rate swaps to replace the interest rate benchmark from LIBOR to SOFR. Other than the foregoing, the material terms of the interest rate swap agreements remained unchanged, and our election to use practical expedients under Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting, and ASU 2021-01, Reference Rate Reform (Topic 848): Scope, resulted in no material impacts on the consolidated financial statements. The aggregate notional amount of our interest rate swaps still in effect as of December 31, 2024 was $1,150 million, and the SOFR is fixed at an annual rate of 0.40% to 3.40% (for an annual effective interest rate of 2.15% to 5.15%, including margin). These interest rate swaps hedge a portion of the interest rate exposure resulting from our Term Loan Facility for periods ranging from one to two years.
Prepayments
The Term Loan Facility contains customary mandatory prepayments, including with respect to excess cash flow, asset sale proceeds and proceeds from certain incurrences of indebtedness.
The Borrower may voluntarily repay outstanding loans under the Term Loan Facility at any time without premium or penalty, other than customary breakage costs with respect to SOFR based loans. During the years ended December 31, 2024 and 2023, we made voluntary principal payments of $150 million and $250 million, respectively, related to the Term Loan Facility, which were not subject to a prepayment premium. Subsequent to December 31, 2024, we made a voluntary principal payment of $50 million related to our Term Loan Facility.
Amortization and maturity
The Term Loan Facility matures in February 2027. As a result of previous voluntary principal repayments, we have no further quarterly amortization payments due on the Term Loan Facility.
As amended, the Revolving Facility matures in October 2029.
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
Accounts Receivable Factoring
We are party to a factoring agreement with JP Morgan Chase Bank, N.A. to sell certain accounts receivable up to $95 million. We had no outstanding balance owed under the factoring arrangement as of December 31, 2024 and 2023. Transactions under this agreement are accounted for as sales of accounts receivable, and the receivables sold are removed from the consolidated balance sheet at the time of the sales transaction. We classify proceeds received from the sales of accounts receivable as an operating cash flow in the consolidated statement of cash flows. We record the discount as other expense, net in the consolidated statement of income.
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
All outstanding amounts related to suppliers participating in the SCF are recorded within accounts payable in the consolidated balance sheet and associated payments are included as an operating cash flow in the consolidated statement of cash flows. As of December 31, 2024 and 2023, the amount of obligations outstanding that we have confirmed as valid under the SCF were $12 million and $19 million, respectively.

Dividends
During the year ended December 31, 2024, cash dividends totaling $0.92 per share were declared and paid. On January 30, 2025, a quarterly cash dividend of $0.23 per share was declared and is to be paid on February 28, 2025. We expect to continue paying cash dividends on a quarterly basis; however, future dividends are at the discretion of our Board of Directors and will depend upon our earnings, capital requirements, financial condition, contractual limitations (including under the Amended External Debt Facilities) and other factors.
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
Contractual Obligations
The following table summarizes our material contractual obligations as of December 31, 2024:

(in millions)	Total	Less than one year	One to three years	Three to five years	Greater than five years
Long-term debt (1)	$1,918	$107	$1,811	$—	$—
Operating lease liabilities (2)	123	27	47	32	17
Finance lease liabilities	20	2	4	4	10
Unconditional capital expenditure obligations	51	51	—	—	—
Postretirement benefit plan obligations	15	2	3	2	8
Total contractual obligations	$2,127	$189	$1,865	$38	$35
(1)Total obligations for long-term debt consist of the principal amounts and interest obligations. The interest rate on the floating rate debt balances has been assumed to be the same as the rate in effect as of December 31, 2024.
(2)Total operating lease liabilities include $17 million in commitments related to operating leases executed that have not yet commenced.
As of December 31, 2024, our liabilities for uncertain tax positions and defined benefit pension obligations totaled $12 million. The ultimate timing of these liabilities cannot be determined; therefore, we have excluded these amounts from the contractual obligations table above.
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
Revenue Recognition-Sales Incentives
We routinely commit to one-time or ongoing trade-promotion programs with our customers. Programs include discounts, allowances, shelf-price reductions, end-of-aisle or in-store displays of our products and graphics and other trade-promotion activities conducted by the customer, such as coupons. Collectively, we refer to these as sales incentives or trade promotions. Costs related to these programs are recorded as a reduction to revenue. Our trade promotion accruals are primarily based on estimated volume and incorporate historical sales and spending trends by customer and category. The determination of these estimated accruals requires judgment and may change in the future as a result of changes in customer promotion participation, particularly for new programs and for programs related to the introduction of new products. Final determination of the total cost of a promotion is dependent upon customers providing information about proof of performance and other information related to the promotional event. This process of analyzing and settling trade-promotion programs with customers could impact our results of operations and trade promotion accruals depending on how actual results of the programs compare to original estimates. Sales incentives represented 5%, 5%, and 4% of total net revenues for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024 and 2023, we had accruals of $36 million and $40 million, respectively, reflected on our consolidated balance sheets in Accrued and other current liabilities related to sales incentive programs.
Goodwill, Indefinite-Lived Intangible Assets and Long-Lived Assets
We test our goodwill and other indefinite-lived intangible assets for impairment annually in the fiscal fourth quarter unless there are indications during a different interim period that these assets may have become impaired. No impairments were identified as a result of our impairment review performed annually during the fourth quarter of fiscal years 2024, 2023 and 2022.
Goodwill
Our reporting units for goodwill impairment testing purposes are Reynolds Cooking & Baking, Hefty Waste & Storage, Hefty Tableware and Presto Products. No instances of impairment were identified during the fiscal year 2024 annual impairment review. All of our reporting units had fair values that significantly exceeded recorded carrying values. However, future changes in the judgments, assumptions and estimates that are used in the impairment testing for goodwill as described below could result in significantly different estimates of the fair values.
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

Indefinite-Lived Intangible Assets
Our indefinite-lived intangible assets consist of certain trade names. We test indefinite-lived intangible assets for impairment on an annual basis in the fourth quarter and whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We have the option to first assess qualitative factors such as the maturity of the trade name, the magnitude of the excess fair value over carrying value from the prior year’s impairment testing, as well as new events and circumstances impacting the trade name. If the result of a qualitative test indicates a potential for impairment, or if we voluntarily elect, a quantitative test is performed. If the carrying amount of such asset exceeds its estimated fair value, an impairment charge is recorded for the difference between the carrying amount and the estimated fair value. When a quantitative test is performed we use a relief from royalty computation under the income approach to estimate the fair value of our trade names. This approach requires significant judgments in determining (i) the estimated future branded revenue from the use of the asset; (ii) the relevant royalty rate to be applied to these estimated future cash flows; and (iii) the appropriate discount rates applied to those cash flows to determine fair value. Changes in such estimates or the use of alternative assumptions could produce different results. No instances of impairment were identified during the fiscal year 2024 annual impairment review. Each of our indefinite-lived intangible assets had fair values that significantly exceeded recorded carrying values.
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
Interest Rate Risk
We had significant variable rate debt commitments outstanding as of December 31, 2024, which accrue interest at the SOFR rate plus an applicable margin of 1.75%. These on-balance sheet financial instruments expose us to interest rate risk.
During 2020 and 2022, we entered into a series of interest rate swaps which fixed the LIBOR of our External Debt Facilities. In February 2023, we amended our interest rate swaps to replace the interest rate benchmark from the LIBOR to SOFR. Other than the foregoing, the material terms of the interest rate swap agreements remained unchanged, and our election to use practical expedients under ASUs 2020-04 and 2021-01 resulted in no material impacts on the consolidated financial statements. The aggregate notional amount of our interest rate swaps still in effect as of December 31, 2024 was $1,150 million, and the SOFR is fixed at an annual rate of 0.40% to 3.40% (for an annual effective interest rate of 2.15% to 5.15%, including margin). These interest rate swaps hedge a portion of the interest rate exposure resulting from our Term Loan Facility for periods ranging from one to two years. We classify these instruments as cash flow hedges. Our average variable rate for the remaining notional amount of $1,150 million is a one-month SOFR plus an applicable margin of 1.75%. The fair value of our interest rate swaps included on our consolidated balance sheets as of December 31, 2024 was $16 million. Refer to Note 8 – Financial Instruments for further detail.

Maturity date	Pay fixed / receive variable notional (in millions)	Average pay rate (1)
2025	$150	2.2%
2026	1,000	4.7%
Total	$1,150
(1) Includes 1.75% applicable margin on the one-month SOFR.
Based on the unhedged outstanding borrowings under the Term Loan Facility as of December 31, 2024, a 100-basis point increase (decrease) in the interest rates under the Term Loan Facility would result in a $5 million increase (decrease) in interest expense, per annum, on our borrowings.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Reynolds Consumer Products Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Reynolds Consumer Products Inc. and its subsidiaries (the “Company”) as of December 31, 2024 and 2023, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2024, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2024 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
Basis for Opinions
The Company’s management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Revenue Recognition for Certain Contracts with Customers
As described in Note 2 to the consolidated financial statements, the Company recorded total net revenues of $3,695 million for the year ended December 31, 2024, of which a portion relates to certain contracts with customers, recorded net of discounts, allowances and trade promotions (collectively referred to as “sales incentives”) recognized throughout the year. Consideration in contracts with customers is variable due to anticipated reductions such as sales incentives. Accordingly, revenues are recorded net of estimated sales incentives recognized throughout the year and as of year-end. The transaction price is estimated based on the amount of consideration to which management believes the Company will be entitled, using an expected value method.
The principal considerations for our determination that performing procedures relating to revenue recognition for certain contracts with customers is a critical audit matter is a high degree of auditor effort in performing procedures related to revenue recognition for certain contracts with customers, recorded net of sales incentives recognized throughout the year.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process. These procedures also included, among others (i) evaluating certain revenue transactions by testing the issuance and settlement of invoices and credit memos, tracing transactions not settled to a detailed listing of accounts receivable, and testing the completeness and accuracy of data provided by management; (ii) evaluating and recalculating, on a sample basis, certain sales incentives recognized by obtaining and inspecting source documents, such as executed contracts and support for the amount; and (iii) evaluating, on a sample basis, outstanding customer invoice balances as of December 31, 2024 by obtaining and inspecting source documents, such as executed contracts, invoices, proof of shipment, and subsequent cash receipts.
/s/PricewaterhouseCoopers LLP
Chicago, Illinois
February 5, 2025
We have served as the Company’s auditor since 2015.

Reynolds Consumer Products Inc.
Consolidated Statements of Income
For the Years Ended December 31
(in millions, except for per share data)

	2024	2023	2022
Net revenues	$3,618	$3,673	$3,716
Related party net revenues	77	83	101
Total net revenues	3,695	3,756	3,817
Cost of sales	(2,717)	(2,814)	(3,041)
Gross profit	978	942	776
Selling, general and administrative expenses	(429)	(430)	(340)
Other expense, net	—	—	(22)
Income from operations	549	512	414
Interest expense, net	(98)	(119)	(76)
Income before income taxes	451	393	338
Income tax expense	(99)	(95)	(80)
Net income	$352	$298	$258

Earnings per share
Basic	$1.68	$1.42	$1.23
Diluted	$1.67	$1.42	$1.23

Weighted average shares outstanding:
Basic	210.1	210.0	209.8
Diluted	210.4	210.0	209.9
See accompanying notes to the consolidated financial statements.

Reynolds Consumer Products Inc.
Consolidated Statements of Comprehensive Income
For the Years Ended December 31
(in millions)

	2024	2023	2022
Net income	$352	$298	$258
Other comprehensive (loss) income, net of income taxes:
Currency translation adjustment	(3)	—	(1)
Employee benefit plans	(3)	11	11
Derivative instruments	(9)	(13)	32
Other comprehensive (loss) income, net of income taxes	(15)	(2)	42
Comprehensive income	$337	$296	$300
See accompanying notes to the consolidated financial statements.

Reynolds Consumer Products Inc.
Consolidated Balance Sheets
As of December 31
(in millions, except for per share data)

	2024	2023
Assets
Cash and cash equivalents	$137	$115
Accounts receivable, net	337	347
Other receivables	7	7
Related party receivables	6	7
Inventories	567	524
Other current assets	47	41
Total current assets	1,101	1,041
Property, plant and equipment, net	758	732
Operating lease right-of-use assets, net	90	56
Goodwill	1,895	1,895
Intangible assets, net	972	1,001
Other assets	57	55
Total assets	$4,873	$4,780
Liabilities
Accounts payable	$319	$219
Related party payables	34	34
Current operating lease liabilities	20	16
Income taxes payable	5	22
Accrued and other current liabilities	161	187
Total current liabilities	539	478
Long-term debt	1,686	1,832
Long-term operating lease liabilities	73	42
Deferred income taxes	342	357
Long-term postretirement benefit obligation	14	16
Other liabilities	77	72
Total liabilities	$2,731	$2,797
Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock, $0.001 par value; 2,000 shares authorized; 210.2 shares issued and outstanding	—	—
Additional paid-in capital	1,413	1,396
Accumulated other comprehensive income	35	50
Retained earnings	694	537
Total stockholders’ equity	2,142	1,983
Total liabilities and stockholders’ equity	$4,873	$4,780
See accompanying notes to the consolidated financial statements.

Reynolds Consumer Products Inc.
Consolidated Statements of Stockholders’ Equity
(in millions, except for per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
Balance as of December 31, 2021	$—	$1,381	$365	$10	$1,756
Net income	—	—	258	—	258
Other comprehensive income, net of income taxes	—	—	—	42	42
Dividends ($0.92 per share declared and paid)	—	—	(192)	—	(192)
Other	—	4	—	—	$4
Balance as of December 31, 2022	$—	$1,385	$431	$52	$1,868
Net income	—	—	298	—	298
Other comprehensive income, net of income taxes	—	—	—	(2)	(2)
Dividends ($0.92 per share declared and paid)	—	—	(192)	—	(192)
Other	—	11	—	—	11
Balance as of December 31, 2023	$—	$1,396	$537	$50	$1,983
Net income	—	—	352	—	352
Other comprehensive loss, net of income taxes	—	—	—	(15)	(15)
Dividends ($0.92 per share declared and paid)	—	—	(192)	—	(192)
Other	—	17	(3)	—	14
Balance as of December 31, 2024	$—	$1,413	$694	$35	$2,142
See accompanying notes to the consolidated financial statements.

Reynolds Consumer Products Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31
(in millions)

	2024	2023	2022
Cash provided by operating activities
Net income	$352	$298	$258
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	129	124	117
Deferred income taxes	(11)	(5)	1
Stock compensation expense	19	14	5
Change in assets and liabilities:
Accounts receivable, net	11	—	(31)
Other receivables	1	7	(3)
Related party receivables	1	—	3
Inventories	(42)	198	(139)
Accounts payable	95	(31)	(14)
Related party payables	—	(12)	8
Income taxes payable / receivable	(17)	9	13
Accrued and other current liabilities	(26)	42	1
Other assets and liabilities	(23)	—	—
Net cash provided by operating activities	489	644	219
Cash used in investing activities
Acquisition of property, plant and equipment	(120)	(104)	(128)
Acquisition of business	—	(6)	—
Net cash used in investing activities	(120)	(110)	(128)
Cash used in financing activities
Repayment of long-term debt	(150)	(262)	(25)
Dividends paid	(192)	(192)	(192)
Other financing activities	(4)	(3)	—
Net cash used in financing activities	(346)	(457)	(217)
Effect of exchange rate changes on cash and cash equivalents	(1)	—	—
Cash and cash equivalents:
Increase (decrease) in cash and cash equivalents	22	77	(126)
Balance as of beginning of the year	115	38	164
Balance as of end of the year	$137	$115	$38

Cash paid:
Interest – long-term debt, net of interest rate swaps	$98	$114	$68
Income taxes	125	90	64
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
Reynolds Consumer Products Inc. and its subsidiaries (“we”, “us” or “our”) produce and sell products that people use in their homes for cooking, serving, cleanup and storage. We sell our products under brands such as Reynolds and Hefty, and also under store brands. Our product portfolio includes aluminum foil, wraps, disposable bakeware, trash bags, food storage bags and disposable tableware. We report four business segments: Reynolds Cooking & Baking; Hefty Waste & Storage; Hefty Tableware; and Presto Products.
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
Cash and Cash Equivalents:
Cash and cash equivalents include demand deposits with banks and all highly liquid investments with original maturities of three months or less. We maintain our bank accounts with a relatively small number of high quality financial institutions. Cash balances held by non-U.S. entities as of December 31, 2024 and 2023 were $10 million and $12 million, respectively.
Accounts Receivable:
Accounts receivable are recorded at face amounts less an allowance for doubtful accounts. The allowance is an estimate based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable balance. We evaluate the aging of the accounts receivable balances and the financial condition of our customers to estimate the amount of accounts receivable that may not be collected in the future and record the appropriate provision. The allowance for doubtful accounts was not material as of December 31, 2024 and 2023.
We are party to a factoring agreement with JP Morgan Chase Bank N.A. to sell certain accounts receivable up to $95 million. We had no outstanding balance owed under the factoring arrangement as of December 31, 2024 and 2023. Transactions under this agreement are accounted for as sales of accounts receivable, and the receivables sold are removed from the consolidated balance sheet at the time of the sales transaction. We classify proceeds received from the sales of accounts receivable as an operating cash flow in the consolidated statement of cash flows. We record the discount as other expense, net in the consolidated statement of income.

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

Reynolds Consumer Products Inc.
Notes to the Consolidated Financial Statements
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
Our outstanding obligations confirmed as valid under our SCF for the year ended December 31, 2024 is as follows:

As of December 31,
2024
(in millions)
Confirmed obligations outstanding at the beginning of the year	$19
Invoices confirmed during the year	60
Confirmed invoices paid during the year	(67)
Confirmed obligations outstanding at the end of the year	$12

Reynolds Consumer Products Inc.
Notes to the Consolidated Financial Statements
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
Marketing, Advertising and Research and Development:
We promote our products with marketing and advertising programs. These programs include, but are not limited to, cooperative advertising, in-store displays and consumer marketing promotions. The costs of end-consumer marketing programs that are conducted in conjunction with our customers, such as coupons, are recorded as a reduction to revenue. We do not defer these costs on our consolidated balance sheets and all marketing and advertising costs are recorded as an expense in the year incurred. Advertising expense was $78 million, $79 million and $59 million in the years ended December 31, 2024, 2023 and 2022, respectively. We expense product research and development costs as incurred. Research and development expense was $45 million, $44 million and $38 million in the years ended December 31, 2024, 2023 and 2022, respectively. We record marketing and advertising as well as research and development expenses in selling, general and administrative expenses.
Stock-based Compensation:
Stock-based compensation expense is measured at the grant date based on the fair value of the award and is recognized as expense over the period in which the award vests in accordance with applicable guidance under Accounting Standards Codification (“ASC”) 718, Compensation—Stock Compensation. We have granted restricted stock units (“RSUs”) to certain members of management and to certain members of our Board of Directors that have a service-based vesting condition. In addition, we have granted performance stock units (“PSUs”) to certain members of management that have a performance-based vesting condition. We account for forfeitures of outstanding but unvested grants in the period they occur.
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

Reynolds Consumer Products Inc.
Notes to the Consolidated Financial Statements
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
In addition to fair value disclosure requirements related to financial instruments carried at fair value, accounting standards require disclosures regarding the fair value of all of our financial instruments. The carrying values of cash equivalents, accounts receivables, other receivables, related party receivables, accounts payable, related party payables and accrued and other current liabilities are reasonable estimates of their fair values as of December 31, 2024 and 2023 due to the short-term nature of these instruments.

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
In September 2022, FASB issued ASU 2022-04, Liabilities - Supplier Finance Programs (Subtopic 405-50): Disclosure of Supplier Finance Program Obligations. These amendments require disclosure of the key terms of outstanding supplier finance programs and a rollforward of the related obligations. These amendments were effective for fiscal years beginning after December 31, 2022, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 31, 2023. We adopted the standard as of January 1, 2023. The adoption relates to disclosure only and does not have an impact on the amounts recognized in our consolidated financial statements.
In November 2023, FASB issued ASU 2023-07, Segment Reporting (Topic 280), which enhances disclosures about significant segment expenses by requiring disclosure of incremental segment information on an annual and interim basis. This ASU is effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We adopted the standard as of January 1, 2024, with no material impact on our consolidated financial statements.
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
In November 2024, FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), which will require additional disclosure about specific expense categories included in the income statement. Annual disclosure requirements will be effective for us in our Annual Report on Form 10-K for the fiscal year ending December 31, 2026, and quarterly disclosure requirements will be effective for us in the first quarter of 2027, with early adoption permitted. We are currently assessing the impact of this standard on our consolidated financial statements and related disclosures.

Reynolds Consumer Products Inc.
Notes to the Consolidated Financial Statements
Note 3 – Inventories
Inventories consisted of the following:

	As of December 31,
	2024	2023
	(in millions)
Raw materials	$129	$153
Work in progress	60	60
Finished goods	318	260
Spare parts	60	51
Inventories	$567	$524
Note 4 – Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following:

	As of December 31,
	2024	2023
	(in millions)
Land and land improvements	$47	$46
Buildings and building improvements	230	220
Machinery and equipment	1,355	1,279
Construction in progress	87	84
Property, plant and equipment, at cost	1,719	1,629
Less: accumulated depreciation	(961)	(897)
Property, plant and equipment, net	$758	$732
Depreciation expense was $98 million, $93 million and $86 million for the years ended December 31, 2024, 2023 and 2022, respectively, of which $89 million, $82 million and $76 million, respectively, was recognized in cost of sales and $9 million, $11 million and $10 million, respectively, was recognized in selling, general and administrative expenses.
Note 5 – Goodwill and Intangible Assets
Goodwill by reportable segment was as follows:

	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Total
	(in millions)
Balance as of December 31, 2022	$794	$505	$282	$298	$1,879
Acquisition of business (1)	—	—	16	—	16
Balance as of December 31, 2023	794	505	298	298	1,895
Movements	—	—	—	—	—
Balance as of December 31, 2024	$794	$505	$298	$298	$1,895
(1) During the year ended December 31, 2023, we recognized $16 million of goodwill associated with the acquisition of Atacama Manufacturing Inc. The acquisition did not have a material impact on our financial statements.

Reynolds Consumer Products Inc.
Notes to the Consolidated Financial Statements
Intangible assets, net consisted of the following:

	As of December 31, 2024			As of December 31, 2023
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
	(in millions)
Finite-lived intangible assets
Customer relationships	$580	$(458)	$122	$580	$(429)	$151
Trade names	25	(25)	—	25	(25)	—
Total finite-lived intangible assets	605	(483)	122	605	(454)	151
Indefinite-lived intangible assets
Trade names	850	—	850	850	—	850
Total intangible assets	$1,455	$(483)	$972	$1,455	$(454)	$1,001
Amortization expense for intangible assets was $29 million, $30 million and $31 million for the years ended December 31, 2024, 2023 and 2022, respectively, and has been recognized in selling, general and administrative expenses.
Estimated annual amortization for intangible assets over the next five calendar years are as follows:

(in millions)	2025	2026	2027	2028	2029
Estimated annual amortization	$(29)	$(22)	$(21)	$(18)	$(17)

Reynolds Consumer Products Inc.
Notes to the Consolidated Financial Statements
Note 6 – Debt
Long-Term Debt
Long-term debt consisted of the following:

	As of December 31,
	2024	2023
	(in millions)
Term Loan Facility	$1,695	$1,845
Deferred financing transaction costs	(8)	(12)
Original issue discounts	(1)	(1)
Long-term debt	$1,686	$1,832
External Debt Facilities
In February 2020, we entered into new external debt facilities (“External Debt Facilities”), which consisted of (i) a $2,475 million senior secured term loan facility (“Term Loan Facility”); and (ii) a $250 million senior secured revolving credit facility (“Revolving Facility”). In February 2023, we amended the External Debt Facilities (“Amendment No. 1”) which replaced the interest rate benchmark from LIBOR to the SOFR. Additionally, in November 2023, we further amended the External Debt Facilities (“Amendment No. 2”) to extend the maturity of the Revolving Facility by one year. In October 2024, we further amended our External Debt Facilities (“Amendment No. 3”) to replace the undrawn $250 million revolving facility maturing in February 2026 with an undrawn $700 million revolving facility maturing in October 2029. Other than the foregoing, the material terms of the External Debt Facilities, as amended by Amendment No. 1, Amendment No. 2 and Amendment No. 3 (“Amended External Debt Facilities”) remained unchanged, and our election to use practical expedients under ASU 2020-04 and ASU 2021-01, as described in Note 2 - Summary of Significant Accounting Policies, resulted in no material impacts on our consolidated financial statements.
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
Term Loan Facility
The Term Loan Facility matures in February 2027. As a result of voluntary principal repayments, the Term Loan Facility has no remaining quarterly amortization payments due. During the years ended December 31, 2024 and 2023, we made voluntary principal repayments of $150 million and $250 million, respectively.
Revolving Facility
In November 2023, we amended the External Debt Facilities to extend the maturity date of the Revolving Facility by one year. In October 2024, we further amended the External Debt Facilities to replace the undrawn $250 million revolving facility maturing in February 2026 with an undrawn $700 million revolving facility maturing in October 2029. The Revolving Facility includes a sub-facility for letters of credit. As of December 31, 2024, we had no outstanding borrowings under the Revolving Facility, and we had $6 million of letters of credit outstanding, which reduces the borrowing capacity under the Revolving Facility.

Reynolds Consumer Products Inc.
Notes to the Consolidated Financial Statements
Fair Value of Our Long-Term Debt
The fair value of our long-term debt as of December 31, 2024, which is a Level 2 fair value measurement, approximates the carrying value due to the variable market interest rate and the stability of our credit profile.
Interest expense, net:
Interest expense, net consisted of the following:

	For the Years Ended December 31,
	2024	2023	2022
	(in millions)
Interest expense, Term Loan Facility	$127	$142	$74
Amortization of deferred financing transaction costs	4	4	4
Interest rate swaps (benefit) expense	(31)	(29)	(6)
Other	(2)	2	4
Interest expense, net	$98	$119	$76
Scheduled Maturities
Below is a schedule of required future repayments on our debt outstanding as of December 31, 2024:

(in millions)
2025	$—
2026	—
2027	1,695
Total long-term debt	$1,695

Reynolds Consumer Products Inc.
Notes to the Consolidated Financial Statements
Note 7 – Leases
We lease certain buildings and plant and equipment. Our leases have reasonably assured remaining lease terms of up to 12 years. Certain leases include options to renew for up to 15 years. At lease inception, we determine the lease term by assuming the exercise of those renewal options that are reasonably certain. Some leases have variable payments, however, because they are not based on an index or rate, they are not included in the measurement of ROU assets and lease liabilities. Variable payments for real estate leases relate primarily to common area maintenance, insurance, taxes and utilities associated with the properties. Variable payments for equipment leases relate primarily to hours, miles, or other quantifiable usage factors, which are not determinable at the time of lease inception. These variable payments are expensed as incurred. The discount rate applied to our leases in determining the present value of lease payments is our incremental borrowing rate based on the information available at the commencement date. Leases with an initial term of 12 months or less are not recorded in our consolidated balance sheets and we recognize lease expense for these leases on a straight-line basis over the lease term.
Operating lease costs consisted of the following:

	As of December 31,
	2024	2023	2022
	(in millions)
Operating lease costs	$23	$18	$17
Variable lease costs	—	1	1
Short-term lease costs	4	4	4
Total operating lease costs	$27	$23	$22
Lease costs related to the amortization of finance lease assets and interest on finance lease liabilities were not material for the years ended December 31, 2024, 2023 and 2022.
Future lease payments under non-cancellable leases were as follows:

	As of December 31, 2024
	Operating Leases	Finance Leases	Total
	(in millions)
2025	$25	$2	$27
2026	22	2	24
2027	19	2	21
2028	14	2	16
2029	11	2	13
Thereafter	15	10	25
Total undiscounted lease payments	106	20	126
Less: imputed interest	(13)	(5)	(18)
Present value of lease liabilities	$93	$15	$108
As of December 31, 2024, we had an additional $17 million in commitments related to operating leases executed that have not yet commenced. The leases are expected to commence during 2025.

Reynolds Consumer Products Inc.
Notes to the Consolidated Financial Statements
Lease liabilities and ROU assets included in our consolidated balance sheets were as follows:

		As of December 31,
		2024	2023
		(in millions)
Operating leases	Balance Sheet Classification
Right-of-use assets	Operating lease right-of-use assets	$90	$56
Current lease liabilities	Current operating lease liabilities	$20	$16
Non-current lease liabilities	Long-term operating lease liabilities	73	42
Total operating lease liabilities		$93	$58

Finance leases	Balance Sheet Classification
Right-of-use assets	Other assets	$15	$16
Current lease liabilities	Accrued and other current liabilities	$1	$1
Non-current lease liabilities	Other liabilities	14	15
Total finance lease liabilities		$15	$16
During the years ended December 31, 2024 and 2023, new leases and lease modifications resulted in the recognition of operating ROU assets and corresponding operating lease liabilities totaling $53 million and $6 million, respectively. During the year ended December 31, 2023, new leases resulted in the recognition of finance lease ROU assets and corresponding finance lease liabilities totaling $6 million. New leases and lease modifications resulting in the recognition of finance lease ROU assets and corresponding finance lease liabilities were not material during the year ended December 31, 2024.
During the years ended December 31, 2024, 2023 and 2022, cash flows from operating activities in the consolidated statements of cash flows reflected $21 million, $18 million and $17 million, respectively, of payments for operating lease liabilities. Payments for finance lease liabilities in the years ended December 31, 2024, 2023 and 2022 were not material.
The weighted average remaining lease term and weighted average discount rates were as follows:

	As of December 31, 2024
	Operating Leases	Finance Leases
Weighted-average remaining lease term (in years)	5.06	10.69
Weighted-average discount rate	4.95%	5.53%
Note 8 – Financial Instruments
Interest Rate Derivatives
During 2020 and 2022, we entered into a series of interest rate swaps to fix the LIBOR of our External Debt Facilities. In February 2023, we amended our interest rate swaps to replace the interest rate benchmark from LIBOR to SOFR. Other than the foregoing, the material terms of the interest rate swap agreements remain unchanged, and our election to use practical expedients under ASUs 2020-04 and 2021-01, as described in Note 2 - Summary of Significant Accounting Policies, resulted in no material impacts on our consolidated financial statements. The aggregate notional amount of the interest rate swaps still in effect as of December 31, 2024 was $1,150 million, and the SOFR is fixed at an annual rate of 0.40% to 3.40% (for an annual effective interest rate of 2.15% to 5.15%, including margin).
The interest rate swaps outstanding as of December 31, 2024 hedge a portion of the interest rate exposure resulting from our Term Loan Facility for periods ranging from one to two years. We classified these instruments as cash flow hedges.

Reynolds Consumer Products Inc.
Notes to the Consolidated Financial Statements
The following table provides the notional amounts, the annual rates, the weighted average annual effective rates, and the fair value of our interest rate derivatives:

(In millions)	Notional Amount	Annual Rate	Weighted Average Annual Effective Rate	Fair Value - Other Current Assets	Fair Value - Other Assets
As of December 31, 2024	$1,150	2.15% to 5.15%	4.38%	$15	$1
As of December 31, 2023	$1,150	2.15% to 5.15%	4.38%	$23	$7
Note 9 – Benefit Plans
Defined Benefit Plan
We have a defined benefit plan for certain of our employees, which is non-contributory and eligible employees are fully vested after five years of service. The impact of the liability of the defined benefit plan on our consolidated balance sheets as of December 31, 2024 and 2023 was not material.
Defined Contribution Plans
We offer defined contribution plans to eligible employees in the United States as well as employees in certain other countries. Our expense relating to defined contribution plans was $32 million, $29 million and $27 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Postretirement Benefit Plan
Certain of our employees in the United States participate in a postretirement benefit plan. Our postretirement benefit plan is not funded. The changes in and the amount of the accumulated postretirement benefit obligation were as follows:

	As of December 31,
	2024	2023
	(in millions)
Accumulated postretirement benefit obligation as of January 1	$16	$34
Service cost	—	—
Interest cost	1	2
Benefits paid	(2)	(2)
Actuarial gains	—	(18)
Accumulated postretirement benefit obligation as of December 31	$15	$16
The accrued benefit obligation was included in our consolidated balance sheets as follows:

	As of December 31,
	2024	2023
	(in millions)
Accrued and other current liabilities	$2	$2
Long-term postretirement benefit obligation	13	14
	$15	$16

Reynolds Consumer Products Inc.
Notes to the Consolidated Financial Statements
A portion of our accrued benefit obligation has been recorded in accumulated other comprehensive income as follows:

	As of December 31, 2022	Changes	As of December 31, 2023	Changes	As of December 31, 2024
	(in millions)
Net actuarial gain	$29	$15	$44	$(4)	$40
Deferred income tax expense	(6)	(4)	(10)	1	(9)
Accumulated other comprehensive income	$23	$11	$34	$(3)	$31
We used the following weighted-average assumptions to determine our postretirement benefit obligations:

	As of December 31,
	2024	2023
Discount rate	5.58%	4.95%
Health care cost trend rate assumed for next year	8.50%	8.00%
Ultimate trend rate	4.40%	4.50%
Year that the rate reaches the ultimate trend rate	2035	2033
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
Components of Net Periodic Postretirement Costs:
Our total net periodic pension and postretirement benefit cost for each of the years ended December 31, 2024, 2023 and 2022 was not material.
We used the following weighted-average assumptions to determine our net periodic postretirement health care cost:

	For the Years Ended December 31,
	2024	2023	2022
Discount rate	4.95%	5.18%	2.90%
Health care cost trend rate assumed for next year	8.00%	7.00%	6.60%
Ultimate trend rate	4.50%	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2033	2032	2029
Future Benefit Payments:
Expected contributions for the next fiscal year equal the estimated benefit payments of $2 million.
Our estimated future benefit payments for our postretirement benefit plan as of December 31, 2024 were as follows:

(in millions)
2025	$2
2026	2
2027	1
2028	1
2029	1
2030-2034	6

Reynolds Consumer Products Inc.
Notes to the Consolidated Financial Statements
Note 10 – Stock-based Compensation
Our equity incentive plan was established in 2020 for purposes of granting stock-based compensation awards to certain members of our senior management, our non-executive directors and to certain employees, to incentivize their performance and align their interests with ours. We have granted RSUs to certain employees and non-employee directors that have a service-based vesting condition. In addition, we have granted PSUs to certain members of management that have a performance-based vesting condition. We account for forfeitures of outstanding but unvested grants in the period they occur. A maximum of 10.5 million shares of common stock were initially available for issuance under equity incentive awards granted pursuant to the plan. In the year ended December 31, 2024, 0.3 million RSUs and 0.3 million PSUs were granted.
A summary of activity for RSUs and PSUs for the year ended December 31, 2024 is as follows (in millions, except for per share data):

	Shares	Weighted-Average Grant-Date Fair Value Per Share
Unvested, at December 31, 2023	0.8	$29.49
Granted	0.6	27.80
Forfeited	—	—
Vested	(0.3)	29.33
PSU performance adjustment	0.2	27.73
Unvested, at December 31, 2024	1.3	$28.52
Unrecognized compensation expense relating to unvested RSUs as of December 31, 2024, was $5 million, which is expected to be recognized over a weighted average period of 1.23 years.
Unrecognized compensation expense relating to unvested PSUs as of December 31, 2024, was $6 million, which is expected to be recognized over a weighted average period of 1.63 years.
There were stock-based compensation awards, representing 1.3 million shares and 0.8 million shares outstanding at December 31, 2024 and 2023, respectively. Stock-based compensation expense was $19 million, $14 million and $5 million for the years ended December 31, 2024, 2023 and 2022, respectively.
Note 11 – Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following:

	As of December 31,
	2024	2023
	(in millions)
Accrued personnel costs	$66	$76
Trade promotion allowances	36	40
Other	59	71
Accrued and other current liabilities	$161	$187

Reynolds Consumer Products Inc.
Notes to the Consolidated Financial Statements
Note 12 – Other Expense, Net
Other expense, net consisted of the following:

	For the Years Ended December 31,
	2024	2023	2022
	(in millions)
IPO and separation-related costs (1)	$—	$—	$12
Other	—	—	10
Other expense, net	$—	$—	$22
(1)Reflects costs related to our separation to operate as a stand-alone public company and the IPO process.
Note 13 – Commitments and Contingencies
Legal Proceedings:
We are from time to time party to litigation, legal proceedings and tax examinations arising from our operations. Most of these matters involve allegations of damages against us related to employment matters, consumer complaints, advertising/labeling claims, personal injury claims and commercial or contractual disputes. We record estimates for claims and proceedings that constitute a present obligation when it is probable that an outflow of resources will be required to settle the obligation and a reliable estimate of such obligation can be made. While it is not possible to predict the outcome of any of these matters, based on our assessment of the facts and circumstances as of December 31, 2024, we do not believe any of these matters, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows. However, actual outcomes may differ from those expected and could have a material effect on our financial position, results of operations or cash flows in a future period.
Note 14 – Accumulated Other Comprehensive Income
The following table summarizes the changes in our balances of each component of accumulated other comprehensive income.

	Currency Translation Adjustments	Employee Benefit Plans	Derivative Instruments	Accumulated Other Comprehensive Income
	(in millions)
Balance as of December 31, 2021	$(6)	$12	$4	$10
(Loss) gain arising during the period	(1)	16	48	63
Reclassification to earnings	—	(2)	(6)	(8)
Effect of deferred taxes	—	(3)	(10)	(13)
Balance as of December 31, 2022	$(7)	$23	$36	$52
Gain arising during the period	—	18	12	30
Reclassification to earnings	—	(3)	(29)	(32)
Effect of deferred taxes	—	(4)	4	—
Balance as of December 31, 2023	$(7)	$34	$23	$50
(Loss) gain arising during the period	(3)	2	20	19
Reclassification to earnings	—	(6)	(32)	(38)
Effect of deferred taxes	—	1	3	4
Balance as of December 31, 2024	$(10)	$31	$14	$35

Reynolds Consumer Products Inc.
Notes to the Consolidated Financial Statements
Note 15 – Income Taxes
The components of income before income tax were as follows:

	For the Years Ended December 31,
	2024	2023	2022
	(in millions)
Income before income taxes:
United States	$438	$380	$332
International	13	13	6
Total income before income taxes	$451	$393	$338
Significant components of income tax expense were as follows:

	For the Years Ended December 31,
	2024	2023	2022
	(in millions)
Current
United States
Federal	$93	$83	$64
State	13	16	14
Foreign	4	3	1
Total current income tax expense	110	102	79
Deferred
United States
Federal	(1)	(4)	3
State	(10)	(3)	(3)
Foreign	—	—	1
Total deferred income tax (benefit) expense	(11)	(7)	1
Total income tax expense	$99	$95	$80
A reconciliation of income taxes computed at the U.S. Federal statutory income tax rate of 21% for 2024, 2023 and 2022, to our income tax expense was as follows:

	For the Years Ended December 31,
	2024	2023	2022
	(in millions)
U.S. Federal income tax expense at the statutory rate	$95	$82	$71
U.S. State income tax expense	12	10	9
Change in tax rates(1)	(9)	—	—
Non-deductible expenses	2	3	1
Return to provision adjustments	(1)	—	(1)
Total income tax expense	$99	$95	$80
(1)    Primarily due to a discrete tax benefit for the remeasurement of deferred tax liabilities due to a change in our state tax rates after apportionment.

Reynolds Consumer Products Inc.
Notes to the Consolidated Financial Statements
Deferred Tax Assets and Liabilities
Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of our net deferred income tax liability were as follows:

	As of December 31,
	2024	2023
	(in millions)
Deferred tax assets
Employee benefits	$25	$20
Lease obligations	24	18
Inventory	8	6
Reserves	5	5
Tax losses	4	5
Total deferred tax assets	66	54
Valuation allowance	(7)	(5)
Total deferred tax assets after valuation allowance	59	49
Deferred tax liabilities
Intangible assets	(260)	(279)
Property, plant and equipment	(101)	(101)
Lease right-of-use assets	(23)	(17)
Prepaid expense	(12)	—
Financial instruments	(4)	(7)
Other	(1)	(2)
Total deferred tax liabilities	(401)	(406)
Net deferred tax liabilities	$(342)	$(357)
Uncertain Tax Positions
ASC 740 prescribes a recognition threshold of more-likely-than not to be sustained upon examination as it relates to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. Our policy is to include interest and penalties related to gross unrecognized tax benefits in income tax expense.
The following table summarizes the activity related to our gross unrecognized tax benefits:

	For the Years Ended December 31,
	2024	2023	2022
	(in millions)
Balance as of beginning of the year	$11	$8	$5
Increase associated with tax positions taken during the current year	1	2	2
(Decrease) increase associated with tax positions taken in prior years	(1)	1	1
Ending unrecognized tax benefits	$11	$11	$8
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
Information by Segment
We present segment adjusted EBITDA (“Adjusted EBITDA”) as this is the financial measure by which management and our CODM evaluates the performance of each segment and allocates resources (including employees, property and financial or capital resources) for each segment, predominantly in the annual budgeting and forecasting process. The CODM considers budget-to-actual variances on a monthly basis when making decisions about allocating capital and personnel to the segments.
Adjusted EBITDA represents each segment’s earnings before interest, tax, depreciation and amortization and may be further adjusted to exclude IPO and separation-related costs, as well as certain other non-recurring items, if applicable.
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

	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Segment total	Unallocated(1)	Total
2024	(in millions)
Net revenues	$1,247	$949	$918	$584	$3,698	$(3)	$3,695
Intersegment revenues	—	10	—	12	22	(22)	—
Total segment net revenues	1,247	959	918	596	3,720	(25)	3,695
Other segment items(2)	(1,025)	(687)	(771)	(466)	(2,949)
Adjusted EBITDA	222	272	147	130	771
Depreciation and amortization	33	21	20	21	95	34	129
Capital expenditures	50	19	36	12	117	3	120
Total assets	563	282	259	252	1,356	3,517	4,873

	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Segment total	Unallocated(1)	Total
2023	(in millions)
Net revenues	$1,273	$931	$967	$579	$3,750	$6	$3,756
Intersegment revenues	—	11	—	14	25	(25)	—
Total segment net revenues	1,273	942	967	593	3,775	(19)	3,756
Other segment items(2)	(1,089)	(681)	(793)	(481)	(3,044)
Adjusted EBITDA	184	261	174	112	731
Depreciation and amortization	31	19	16	21	87	37	124
Capital expenditures	46	11	28	8	93	11	104
Total assets	556	267	216	239	1,278	3,502	4,780

	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Segment total	Unallocated(1)	Total
2022	(in millions)
Net revenues	$1,287	$934	$1,000	$597	$3,818	$(1)	$3,817
Intersegment revenues	—	12	—	7	19	(19)	—
Total segment net revenues	1,287	946	1,000	604	3,837	(20)	3,817
Other segment items(2)	(1,145)	(739)	(866)	(508)	(3,258)
Adjusted EBITDA	142	207	134	96	579
Depreciation and amortization	24	19	17	22	82	35	117
Capital expenditures	51	15	36	20	122	6	128

(1)	Unallocated includes the elimination of intersegment revenues, other revenue adjustments and certain corporate costs, depreciation and amortization and assets not allocated to segments. Unallocated assets are comprised of cash, accounts receivable, other receivables, entity-wide property, plant and equipment, entity-wide operating lease ROU assets, goodwill, intangible assets, related party receivables and other assets.
(2)	Other segment items included in Segment Adjusted EBITDA primarily include cost of sales (including material, manufacturing and logistics costs), salaries and benefits, advertising expenses and professional fees. The CODM allocates resources and assesses performance on a consolidated level for these other segment items.

Reynolds Consumer Products Inc.
Notes to the Consolidated Financial Statements
The following table presents a reconciliation of segment Adjusted EBITDA to consolidated GAAP income before income taxes:

	For the Years Ended December 31,
	2024	2023	2022
	(in millions)
Segment Adjusted EBITDA	$771	$731	$579
Corporate / unallocated expenses	(93)	(95)	(33)
	678	636	546
Adjustments to reconcile to GAAP income before income taxes
Depreciation and amortization	(129)	(124)	(117)
Interest expense, net	(98)	(119)	(76)
IPO and separation-related costs	—	—	(12)
Other	—	—	(3)
Consolidated GAAP income before income taxes	$451	$393	$338
Information in Relation to Products
Net revenues by product line are as follows:

	For the Years Ended December 31,
	2024	2023	2022
	(in millions)
Waste and storage products(1)	$1,555	$1,535	$1,550
Cooking products	1,247	1,273	1,287
Tableware products	918	967	1,000
Unallocated	(25)	(19)	(20)
Net revenues	$3,695	$3,756	$3,817
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
Geographic Data
Geographic data for net revenues (recognized based on location of our business operations) and long-lived assets (representing property, plant and equipment) are as follows:

	For the Years Ended December 31,
	2024	2023	2022
	(in millions)
Net revenues:
United States	$3,601	$3,661	$3,742
Other	94	95	75
Net revenues	$3,695	$3,756	$3,817

	As of December 31,
	2024	2023
	(in millions)
Long-lived assets
United States	$751	$725
Other	7	7
Long-lived assets	$758	$732

Reynolds Consumer Products Inc.
Notes to the Consolidated Financial Statements
Entity-wide Disclosures
Net revenues from our largest customer and its affiliates were 48% of total net revenues for each of the years ended December 31, 2024, 2023 and 2022. The net revenues from our largest customer were recognized across all of our segments. No other customers accounted for 10% or more of our total net revenues in any of the years presented.
Note 17 – Related Party Transactions
Packaging Finance Limited (“PFL”) owns the majority of our outstanding common stock and owns the majority of the outstanding common stock of Pactiv Evergreen Inc. and its subsidiaries (“PEI Group”). We sell and purchase various goods and services with PEI Group under contractual arrangements that expire over a variety of periods through December 31, 2027. During the years ended December 31, 2024 and 2023, we amended these contractual arrangements with PEI Group, which, among other things, extended the expiration date for certain arrangements. Transactions between us and PEI Group are described below.
On-going Related Party Transactions
For the years ended December 31, 2024, 2023 and 2022, revenues from products sold to PEI Group were $77 million, $83 million and $101 million, respectively. For the years ended December 31, 2024, 2023 and 2022, products purchased from PEI Group were $332 million, $381 million and $399 million, respectively. For the years ended December 31, 2024, 2023 and 2022, PEI Group charged us freight and warehousing costs of $28 million, $37 million and $54 million, respectively, which were included in cost of sales. The resulting related party receivables and payables are settled regularly with PEI Group in the normal course of business.
Furthermore, $143 million of dividends were paid to PFL during the years ended December 31, 2024, 2023 and 2022, respectively.
Note 18 – Subsequent Events
Quarterly Cash Dividend
On January 30, 2025, our Board of Directors approved a cash dividend of $0.23 per common share to be paid on February 28, 2025 to shareholders of record on February 14, 2025.
Term Loan Facility
Subsequent to December 31, 2024, we made a voluntary principal payment of $50 million related to our Term Loan Facility.
Except as described above, there have been no events subsequent to December 31, 2024 which would require accrual or disclosure in these consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024.
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 using the criteria set forth in the Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2024.
Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2024, as stated in its report which appears in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
During the quarter ended December 31, 2024, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as identified in Item 408(c) of Regulation S-K).
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 will appear in the Company’s Proxy Statement for its 2025 Annual Meeting of Stockholders (the “2025 Proxy Statement”) under the captions “Proposal 1: Election of Directors,” “Executive Compensation - Executive Officers,” and “Corporate Governance” and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 will appear in the Company’s 2025 Proxy Statement under the captions “Director Compensation,” “Executive Compensation” and “Certain Relationships and Related Person Transactions” and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 will appear in the Company’s 2025 Proxy Statement under the captions “Executive Compensation” and “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 will appear in the Company’s 2025 Proxy Statement under the captions “Certain Relationships and Related Person Transactions” and “Corporate Governance” and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 will appear in the Company’s 2025 Proxy Statement under the caption “Proposal 3: Ratification of Appointment of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

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

3.1
Amended and Restated Certificate of Incorporation, conformed version that includes all amendments through April 25, 2024 (incorporated herein by reference to Exhibit 3.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2024)

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

4.2	Form of Indenture (incorporated herein by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-3ASR (File No. 333-279197) filed with the SEC on May 8, 2024)
4.3	Form of Debt Security (included in Exhibit 4.2)
10.1†	Form of Indemnification Agreement (incorporated herein by reference to Exhibit 10.1 to the Company’s Registration Statement on Form S-1 (File No. 333-234731) filed with the SEC on November 15, 2019)
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

10.5†
Form of Performance Share Unit Award Agreement under the Equity Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed with the SEC on February 9, 2022)

10.6*†	Form of Restricted Stock Unit Award Agreement (for full vesting on death, retirement or enhanced retirement situations)
10.7*†	Form of Performance Share Unit Award Agreement (for full vesting on death, retirement or enhanced retirement situations)
10.8*†	Form of Restricted Stock Unit Award Agreement (for no continuous service requirement and full vesting on death situations)
10.9*†	Form of Restricted Stock Unit Award Agreement (for double-trigger vesting in connection with a change in control situations)
10.10*†	Form of Performance Share Unit Award Agreement (for double-trigger vesting in connection with a change in control situations)
10.11*†	Form of Restricted Stock Unit Award Agreement, as amended November 2024
10.12*†	Form of Performance Share Unit Award Agreement, as amended November 2024
10.13†
Employment Agreement, dated July 8, 2019, between Reynolds Consumer Products LLC and Lance Mitchell (including the Restrictive Covenant Agreement attached thereto) (incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-234731) filed with the SEC on November 15, 2019)

10.14†
Transition Letter, dated as of October 24, 2024, by and between Reynolds Consumer Products Inc. and Lance Mitchell (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2024)

10.15†
Offer Letter, dated as of September 15, 2023, by and between Reynolds Consumer Products LLC and Scott E. Huckins (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 12, 2023)

10.16†
Employment Agreement, effective October 23, 2023, by and between Reynolds Consumer Products LLC and Scott E. Huckins (including the Restrictive Covenant Agreement attached thereto) (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 12, 2023)

10.17†
Offer Letter, dated October 24, 2024, by and between Reynolds Consumer Products Inc. and Scott E. Huckins (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2024)

10.18†
Amended and Restated Employment Agreement, dated effective January 1, 2025, by and between Reynolds Consumer Products Holdings LLC and Scott E. Huckins (including the Restrictive Covenant Agreement attached thereto) (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2024)

10.19†
Offer Letter, dated October 24, 2024, by and between Reynolds Consumer Products Inc. and Nathan D. Lowe (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2024)

10.20†
Employment Agreement, dated effective January 1, 2025, by and between Reynolds Consumer Products Holdings LLC and Nathan D. Lowe (including the Restrictive Covenant Agreement attached thereto) (incorporated herein by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2024)

10.21†
Employment Agreement, dated July 29, 2019, between Reynolds Consumer Products LLC and Rachel Bishop (including the Restrictive Covenant Agreement attached thereto) (incorporated herein by reference to Exhibit 10.29 to the Company’s Registration Statement on Form S-1 (File No. 333-234731) filed with the SEC on January 28, 2020)

10.22†
Amendment to Employment Agreement, dated May 31, 2022, between Reynolds Consumer Products LLC and Rachel Bishop (incorporated herein by reference to Exhibit 10.17 to the Company’s Annual Report on Form 10-K filed with the SEC on February 8, 2023)

10.23†
Employment Agreement, dated July 8, 2019, between Reynolds Consumer Products LLC and Judith Buckner (including the Restrictive Covenant Agreement attached thereto) (incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed with the SEC on February 9, 2022)

10.24†
Amendment to Employment Agreement, dated May 31, 2022, between Reynolds Consumer Products LLC and Judith Buckner (incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed with the SEC on February 8, 2023)

10.25†
Employment Agreement, dated February 28, 2022, between Reynolds Consumer Products LLC and Lisa Smith (including the Restrictive Covenant Agreement attached thereto) (incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed with the SEC on February 8, 2023)

10.26*†	Employment Agreement, dated February 1, 2022, between Reynolds Consumer Products LLC and Steve Estes (including the Restrictive Covenant Agreement attached thereto)
10.27†
Form of Assignment and Assumption Agreement for Employment Agreements, and Form of Assignment and Assumption Agreement for Restrictive Covenant Agreement, each by and among Reynolds Consumer Products LLC, Reynolds Consumer Products Holdings LLC, and Lance Mitchell, Scott Huckins, Rachel Bishop, Judith Buckner, Lisa Smith and Steve Estes (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2024)

10.28
Master Supply Agreement, dated November 1, 2019, between Reynolds Consumer Products LLC, as Seller, and Pactiv LLC, as Buyer (incorporated herein by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (File No. 333-234731) filed with the SEC on November 15, 2019)

10.29
Amendment No. 1, dated January 15, 2022, and Amendment No. 2, dated March 31, 2023, to the Master Supply Agreement between Reynolds Consumer Products LLC, as seller, and Pactiv LLC, as buyer (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2023)

10.30
Master Supply Agreement, dated November 1, 2019, between Pactiv LLC, as Seller, and Reynolds Consumer Products LLC, as Buyer (incorporated herein by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (File No. 333-234731) filed with the SEC on November 15, 2019)

10.31
Amendment No. 1, dated January 15, 2022, and Amendment No. 2, dated March 31, 2023, to the Master Supply Agreement between Pactiv LLC, as seller, and Reynolds Consumer Products LLC, as buyer (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2023)

10.32*	Amendment No. 3, dated December 3, 2024, to the Master Supply Agreement between Pactiv LLC, as seller, and Reynolds Consumer Products LLC, as buyer
10.33
Warehousing and Freight Services Agreement, dated November 1, 2019, between Pactiv LLC and Reynolds Consumer Products LLC (incorporated herein by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-234731) filed with the SEC on November 15, 2019)

10.34
Amendment No. 1, dated November 16, 2021, Amendment No. 2, dated May 12, 2022, and Amendment No. 3, dated April 18, 2024, to the Warehousing and Freight Services Agreement between Pactiv LLC and Reynolds Consumer Products LLC (incorporated herein by reference to Exhibit 10.1 to Company’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2024)

10.35
Amended and Restated Lease Agreement, dated January 1, 2020, between Pactiv LLC and Reynolds Consumer Products LLC (incorporated herein by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 21, 2020)

10.36	Tax Matters Agreement, dated February 4, 2020 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 4, 2020)

10.37
Registration Rights Agreement, dated February 4, 2020, between Packaging Finance Limited and Reynolds Consumer Products Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 4, 2020)

10.38
Stockholders Agreement dated February 4, 2020, between Packaging Finance Limited and Reynolds Consumer Products Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 4, 2020)

10.39
Credit Agreement between Reynolds Consumer Products LLC, as borrower, Reynolds Consumer Products Inc., as parent, and certain lenders party thereto (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on February 4, 2020)

10.40
Amendment No. 1, dated February 28, 2023, to the Credit Agreement between Reynolds Consumer Products LLC, as borrower, Reynolds Consumer Products Inc., as parent, and certain lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2023)

10.41
Amendment No. 2, dated as of November 21, 2023, to the Credit Agreement, dated as of February 4, 2020, between Reynolds Consumer Products LLC, as borrower, Reynolds Consumer Products Inc., as parent and certain lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 21, 2023)

10.42
Amendment No. 3, dated as of October 17, 2024, to the Credit Agreement, dated as of February 4, 2020, between Reynolds Consumer Products LLC, as borrower, Reynolds Consumer Products Inc., as parent, and certain lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 17, 2024)

19.1*	Reynolds Consumer Products Inc. Insider Trading Policy, as amended April 27, 2023
21.1*	List of subsidiaries
23.1*	Consent of PricewaterhouseCoopers LLP
24.1*	Power of Attorney (see signature page to this Annual Report on Form 10-K)
31.1*	Certification of Principal Executive Officer of the Company Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer of the Company Pursuant to Rule 13a-14 of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1*	Certification of Principal Executive Officer of the Company Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2*	Certification of Principal Financial Officer of the Company Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
97
Reynolds Consumer Products Inc. Amended and Restated Compensation Recoupment Policy (incorporated herein by reference to Exhibit 97 to the Company’s Annual Report on Form 10-K filed with the SEC on February 7, 2024)

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

REYNOLDS CONSUMER PRODUCTS INC.
(Registrant)

By:	/s/ Scott Huckins
Scott Huckins
Chief Executive Officer
February 5, 2025
POWER OF ATTORNEY
KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below does hereby make, constitute and appoint Scott Huckins and Nathan Lowe, and each of them acting individually, his or her true and lawful attorneys-in-fact and agents, with full power of substitution, for them and in their name, place and stead, in any and all capacities, to sign the Annual Report on Form 10-K, and any amendments thereto, and to file the same with all exhibits thereto, and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents may lawfully do or cause to be done by virtue hereof.
Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Scott Huckins	Chief Executive Officer and Director (Principal Executive Officer)	February 5, 2025
Scott Huckins

/s/ Nathan Lowe	Chief Financial Officer (Principal Financial Officer)	February 5, 2025
Nathan Lowe

/s/ Chris Mayrhofer	Senior Vice President and Controller (Principal Accounting Officer)	February 5, 2025
Chris Mayrhofer

/s/ Rolf Stangl	Director and Chairman of the Board of Directors	February 5, 2025
Rolf Stangl

/s/ Gregory Cole	Director	February 5, 2025
Gregory Cole

/s/ Helen Golding	Director	February 5, 2025
Helen Golding

/s/ Marla Gottschalk	Director	February 5, 2025
Marla Gottschalk

/s/ Allen Hugli	Director	February 5, 2025
Allen Hugli

/s/ Christine Montenegro McGrath	Director	February 5, 2025
Christine Montenegro McGrath

/s/ Ann Ziegler	Director	February 5, 2025
Ann Ziegler