Form 10-Q
period 2025-03-31
Reynolds Consumer Products Inc.
filed 2025-04-30
CIK 1786431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________________________________________________________________
FORM 10-Q
_______________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of April 25, 2025, the registrant had 210,323,273 shares of common stock, $0.001 par value per share, outstanding.

i

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “intends,” “outlook,” “forecast,” “position,” “committed,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “model,” “assumes,” “confident,” “look forward,” “potential,” “on track,” or “continue,” or the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth and recovery of profitability, management of costs and other disruptions and other strategies, and anticipated trends in our business, including expected levels of commodity costs and volume. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including those risks and uncertainties discussed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and as updated in our Quarterly Reports on Form 10-Q. You should specifically consider the numerous risks outlined in the “Risk Factors” sections. These risks and uncertainties include factors related to:

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
•costs of raw materials, energy, labor and freight, including the impact of tariffs, trade sanctions and similar matters affecting our importation of certain raw materials and other products;
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
Additional information about these factors and about the material factors or assumptions underlying such forward-looking statements is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024, which was filed on February 5, 2025, under Part I, Item 1A. “Risk Factors” and as updated in our Quarterly Reports on Form 10-Q.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Reynolds Consumer Products Inc.
Condensed Consolidated Statements of Income
(in millions, except for per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Net revenues	$801	$811
Related party net revenues	17	22
Total net revenues	818	833
Cost of sales	(629)	(632)
Gross profit	189	201
Selling, general and administrative expenses	(104)	(111)
Other expense, net	(9)	—
Income from operations	76	90
Interest expense, net	(21)	(25)
Debt refinancing expense	(13)	—
Income before income taxes	42	65
Income tax expense	(11)	(16)
Net income	$31	$49

Earnings per share:
Basic	$0.15	$0.23
Diluted	$0.15	$0.23

Weighted average shares outstanding:
Basic	210.3	210.1
Effect of dilutive securities	—	—
Diluted	210.3	210.1

See accompanying notes to the condensed consolidated financial statements.

Reynolds Consumer Products Inc.
Condensed Consolidated Statements of Comprehensive Income
(in millions)
(Unaudited)

	For the Three Months Ended March 31,
	2025	2024
Net income	$31	$49
Other comprehensive (loss) income, net of income taxes:
Currency translation adjustment	—	(1)
Employee benefit plans	(1)	(1)
Derivative instruments	(5)	5
Other comprehensive (loss) income, net of income taxes	(6)	3
Comprehensive income	$25	$52

See accompanying notes to the condensed consolidated financial statements.

Reynolds Consumer Products Inc.
Condensed Consolidated Balance Sheets
(in millions, except for per share data)

	(Unaudited) As of March 31, 2025	As of December 31, 2024
Assets
Cash and cash equivalents	$58	$137
Accounts receivable (net of allowance for doubtful accounts of $1 and $1)	310	337
Other receivables	9	7
Related party receivables	7	6
Inventories	632	567
Other current assets	34	47
Total current assets	1,050	1,101
Property, plant and equipment (net of accumulated depreciation of $979 and $961)	772	758
Operating lease right-of-use assets, net	99	90
Goodwill	1,895	1,895
Intangible assets, net	965	972
Other assets	58	57
Total assets	$4,839	$4,873
Liabilities
Accounts payable	$370	$319
Related party payables	25	34
Current portion of long-term debt	16	—
Current operating lease liabilities	22	20
Income taxes payable	21	5
Accrued and other current liabilities	130	161
Total current liabilities	584	539
Long-term debt	1,621	1,686
Long-term operating lease liabilities	81	73
Deferred income taxes	333	342
Long-term postretirement benefit obligation	14	14
Other liabilities	84	77
Total liabilities	$2,717	$2,731
Commitments and contingencies (Note 7)
Stockholders’ equity
Common stock, $0.001 par value; 2,000 shares authorized; 210.3 shares issued and outstanding	—	—
Additional paid-in capital	1,417	1,413
Accumulated other comprehensive income	29	35
Retained earnings	676	694
Total stockholders’ equity	2,122	2,142
Total liabilities and stockholders’ equity	$4,839	$4,873

See accompanying notes to the condensed consolidated financial statements.

Reynolds Consumer Products Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in millions, except for per share data)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
Balance as of December 31, 2023	$—	$1,396	$537	$50	$1,983
Net income	—	—	49	—	49
Other comprehensive income, net of income taxes	—	—	—	3	3
Dividends ($0.23 per share declared and paid)	—	—	(48)	—	(48)
Other	—	3	(1)	—	2
Balance as of March 31, 2024	$—	$1,399	$537	$53	$1,989

Balance as of December 31, 2024	$—	$1,413	$694	$35	$2,142
Net income	—	—	31	—	31
Other comprehensive loss, net of income taxes	—	—	—	(6)	(6)
Dividends ($0.23 per share declared and paid)	—	—	(48)	—	(48)
Other	—	4	(1)	—	3
Balance as of March 31, 2025	$—	$1,417	$676	$29	$2,122
See accompanying notes to the condensed consolidated financial statements.

Reynolds Consumer Products Inc.
Condensed Consolidated Statements of Cash Flows
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2025	2024
Cash provided by operating activities
Net income	$31	$49
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	32	32
Deferred income taxes	(8)	(1)
Stock compensation expense	6	4
Change in assets and liabilities:
Accounts receivable, net	27	17
Other receivables	(2)	—
Related party receivables	(1)	—
Inventories	(66)	(45)
Accounts payable	50	77
Related party payables	(9)	(4)
Income taxes payable / receivable	17	15
Accrued and other current liabilities	(30)	(45)
Other assets and liabilities	9	—
Net cash provided by operating activities	56	99
Cash used in investing activities
Acquisition of property, plant and equipment	(39)	(29)
Net cash used in investing activities	(39)	(29)
Cash used in financing activities
Repayment of long-term debt	(50)	—
Dividends paid	(48)	(48)
Proceeds from term loan refinancing(1)	743	—
Repayments of existing term loan(1)	(743)	—
Other financing activities	2	(2)
Net cash used in financing activities	(96)	(50)
Net (decrease) increase in cash and cash equivalents	(79)	20
Cash and cash equivalents at beginning of period	137	115
Cash and cash equivalents at end of period	$58	$135

Cash paid:
Interest - long-term debt, net of interest rate swaps	21	25
Income taxes	1	2
(1)     Represents cash inflows and outflows due to changes in term loan lender composition.

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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2024, and should be read in conjunction with the disclosures therein. In our opinion, these interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to state fairly the financial condition, results of operations and cash flows for the periods presented. Operating results for interim periods are not necessarily indicative of annual operating results.
Non-Cash Lease Transactions:
We recorded $15 million and $32 million in new operating lease right-of-use assets obtained in exchange for lease liabilities during the three months ended March 31, 2025 and March 31, 2024, respectively.

Supply Chain Financing:

We have a voluntary Supply Chain Finance program (the “SCF”) with a global financial institution. All outstanding amounts related to suppliers participating in the SCF are recorded within accounts payable in our condensed consolidated balance sheet and associated payments are included as an operating cash flow in the condensed consolidated statement of cash flows. As of March 31, 2025 and December 31, 2024, the amount of obligations outstanding that we have confirmed as valid under the SCF was $10 million and $12 million, respectively.

Accounts Receivable Factoring:

We are party to a factoring agreement with JP Morgan Chase Bank, N.A. to sell certain accounts receivable up to $95 million. Factored receivables as of March 31, 2025 were $15 million. Transactions under this agreement are accounted for as sales of accounts receivable, and the receivables sold are removed from the condensed consolidated balance sheet at the time of the sales transaction. We classify proceeds received from sales of accounts receivable as an operating cash flow in the condensed consolidated statement of cash flows. We record the discount as other expense, net in the condensed consolidated statement of income.

Note 2 – New Accounting Standards
Recently Adopted Accounting Guidance:
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280), which enhances disclosures about significant segment expenses by requiring disclosure of incremental segment information on an annual and interim basis. This ASU was effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We adopted the new disclosures in our annual financial statements for the year ended December 31, 2024. Our comparative segment disclosure in the interim financial statements in this report has been updated to reflect the new disclosure requirements.

Accounting Guidance Issued But Not Yet Adopted:

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
In November 2024, FASB issued ASU 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), which will require additional disclosure about specific expense categories included in the income statement. In January 2025, the FASB issued ASU 2025-01, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40); Clarifying the Effective Date, which clarified the effective dates of annual and interim disclosure requirements presented in ASU 2024-03. The guidance in ASU 2024-03 is effective for annual reporting periods beginning after December 15, 2026, and interim periods beginning within annual reporting periods beginning after December 15, 2027, with early adoption permitted. We are currently assessing the impact of this standard on our consolidated financial statements and related disclosures.
Note 3 – Inventories
Inventories consisted of the following:

	March 31, 2025	December 31, 2024
	(in millions)
Raw materials	$135	$129
Work in progress	65	60
Finished goods	372	318
Spare parts	60	60
Inventories	$632	$567

Note 4 – Debt
Long-term debt consisted of the following:

	March 31, 2025	December 31, 2024
	(in millions)
Term loan facility	$1,645	$1,695
Deferred financing transaction costs	(8)	(8)
Original issue discounts	—	(1)
	1,637	1,686
Less: current portion	(16)	—
Long-term debt	$1,621	$1,686

External Debt Facilities
Our external debt facilities (“External Debt Facilities”) consist of a senior secured term loan facility (“Term Loan Facility”) and a $700 million senior secured revolving credit facility (“Revolving Facility”) in a syndicated loan arrangement. During March 2025, we amended the Term Loan Facility, replacing the then-existing facility, which was originally set to mature in February 2027, with a new $1,645 million facility maturing in March 2032 (“Amendment No. 4”). Other than the new maturity date and the recommencement of quarterly amortization payments, the material terms of our External Debt Facilities as a result of Amendment No. 4 remain unchanged.
In connection with Amendment No. 4 to our syndicated loan arrangement, we evaluated the accounting treatment of deferred and new debt transaction costs on a creditor-by-creditor basis in accordance with GAAP. This analysis resulted in the recognition of a debt refinancing expense of $13 million during the three months ended March 31, 2025, comprised of $12 million of new fees allocated to modified loans and $1 million of deferred financing transaction costs and original issue discount expensed related to extinguished loans. This expense is presented separately in our condensed consolidated statements of income.
Additionally, during the three months ended March 31, 2025, we capitalized $1 million of qualifying financing-related costs associated with Amendment No. 4. These costs, along with $7 million of remaining deferred financing transaction costs, will be amortized over the remaining term of the Term Loan Facility, subject to acceleration for early term loan principal payments.
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
Term Loan Facility
The Term Loan Facility matures in March 2032. The Term Loan Facility amortizes in equal quarterly installments of $4 million, which commences in June 2025, with the balance payable on maturity. During the three months ended March 31, 2025, prior to Amendment No. 4, we made voluntary principal payments of $50 million related to our Term Loan Facility.
Revolving Facility
The Revolving Facility matures in October 2029 and includes a sub-facility for letters of credit. As of March 31, 2025, we had no outstanding borrowings under the Revolving Facility, and we had $6 million of letters of credit outstanding, which reduces the borrowing capacity under the Revolving Facility.
Fair Value of Our Long-Term Debt
The fair value of our long-term debt as of March 31, 2025, which is a Level 2 fair value measurement, approximates the carrying value due to the variable market interest rate and the stability of our credit profile.

Note 5 - Financial Instruments
Interest Rate Derivatives
We have entered into a series of interest rate swaps to fix the SOFR of our External Debt Facilities. The aggregate notional amount of interest rate swaps in effect as of March 31, 2025 was $1,150 million, and the SOFR is fixed at an annual rate of 0.40% to 3.40% (for an annual effective interest rate of 2.15% to 5.15%, including margin).
The interest rate swaps outstanding as of March 31, 2025 hedge a portion of the interest rate exposure resulting from our Term Loan Facility for less than one year. We classified these instruments as cash flow hedges. The effective portion of the gain or loss on the open hedging instrument is recorded in accumulated other comprehensive income and is reclassified into earnings as interest expense, net when settled. The associated asset or liability on the open hedges is recorded at its fair value in other assets or other liabilities, as applicable. The fair value of the interest rate swaps was determined using a discounted cash flow method based on market-based swap yield curves, taking into account current interest rates, and is classified as Level 2 within the fair value hierarchy.
The following table provides the notional amounts, the annual rates, the weighted average annual effective rates, and the fair value of our interest rate derivatives:

(In millions)	Notional Amount	Annual Rate	Weighted Average Annual Effective Rate	Fair Value - Other Current Assets	Fair Value - Other Assets
As of March 31, 2025	$1,150	2.15% to 5.15%	4.38%	$11	$—
As of December 31, 2024	$1,150	2.15% to 5.15%	4.38%	$15	$1

Note 6 – Stock-based Compensation
Our equity incentive plan was established in 2020, for purposes of granting stock-based compensation awards to certain members of our senior management, our non-executive directors and to certain employees, to incentivize their performance and align their interests with ours. We have granted restricted stock units (“RSUs”) to certain employees and non-employee directors that have a service-based vesting condition. In addition, we have granted performance stock units (“PSUs”) to certain members of management that have a performance-based vesting condition. We account for forfeitures of outstanding but unvested grants in the period they occur. A maximum of 10.5 million shares of common stock were initially available for issuance under equity incentive awards granted pursuant to the plan. In the three months ended March 31, 2025, 0.4 million RSUs and 0.4 million PSUs were granted.
As of March 31, 2025, there were stock-based compensation awards representing 1.9 million shares outstanding compared to 1.3 million shares outstanding as of December 31, 2024. Stock-based compensation expense was $6 million for the three months ended March 31, 2025 compared to $4 million for the three months ended March 31, 2024.
Note 7 – Commitments and Contingencies
Legal Proceedings:
We are from time to time party to litigation, legal proceedings and tax examinations arising from our operations. Most of these matters involve allegations of damages against us related to employment matters, consumer complaints, advertising/labeling claims, personal injury claims and commercial or contractual disputes. We record estimates for claims and proceedings that constitute a present obligation when it is probable that an outflow of resources will be required to settle the obligation and a reliable estimate of such obligation can be made. While it is not possible to predict the outcome of any of these matters, based on our assessment of the facts and circumstances as of March 31, 2025, we do not believe any of these matters, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows. However, actual outcomes may differ from those expected and could have a material effect on our financial position, results of operations or cash flows in a future period.

Note 8 – Accumulated Other Comprehensive Income
The following table summarizes the changes in our balances of each component of accumulated other comprehensive income.

(In millions)	Currency Translation Adjustments	Employee Benefit Plans	Derivative Instruments	Accumulated Other Comprehensive Income
Balance as of December 31, 2023	$(7)	$34	$23	$50
Gain (loss) arising during the period	(1)	—	15	14
Reclassification to earnings	—	(1)	(8)	(9)
Effect of deferred taxes	—	—	(2)	(2)
Balance as of March 31, 2024	$(8)	$33	$28	$53

Balance as of December 31, 2024	$(10)	$31	$14	$35
Gain (loss) arising during the period	—	—	—	—
Reclassification to earnings	—	(1)	(7)	(8)
Effect of deferred taxes	—	—	2	2
Balance as of March 31, 2025	(10)	30	9	29

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
Effective January 1, 2025, we have updated our segment reporting to now reflect our international business based on product category alignment, as opposed to the entirety of international results historically being reported in the Reynolds Cooking & Baking segment. All prior period segment disclosures have been recast to reflect this reassignment. Our composition of operating segments and reportable segments did not change, and this reassignment had no effect on our previously reported consolidated results of operations.
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
Hefty Waste & Storage
Our Hefty Waste & Storage segment produces both branded and store brand trash and food storage bags. Our branded products are sold under the Hefty Ultra Strong and Hefty Strong brands for trash bags in the U.S. and selected international markets, and as the Hefty and Baggies brands for our food storage bags in the U.S. Our food storage bags internationally are sold as Reynolds, Diamond, or Hefty Basics brands based on region.
Hefty Tableware
Our Hefty Tableware segment sells both branded and store brand disposable and compostable plates, bowls, platters, cups and cutlery. Our Hefty branded products include dishes and party cups.

Presto Products
Our Presto Products segment primarily sells store brand products in three main categories: food storage bags, trash bags and plastic wrap. Our Presto Products segment also includes our specialty business, which serves other consumer products companies by providing Fresh-Lock and Slide-Rite resealable closure systems.
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
Adjusted EBITDA represents each segment’s earnings before interest, tax, depreciation and amortization and may be further adjusted to exclude certain items, if applicable.
Total assets by segment are those assets directly associated with the respective operating activities, comprising inventory, property, plant and equipment and operating lease right-of-use assets. Other assets, such as cash, accounts receivable and intangible assets, are monitored on an entity-wide basis and not included in segment information that is regularly reviewed by our CODM.
Transactions between segments are at negotiated prices.

	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Segment Total	Unallocated(1)	Total
Three Months Ended March 31, 2025	(in millions)
Net revenues	$259	$238	$179	$141	$817	$1	$818
Intersegment revenues	—	2	—	2	4	(4)	—
Total segment net revenues	$259	$240	$179	$143	$821	$(3)	$818
Other segment items(2)	(221)	(181)	(162)	(117)	(681)
Adjusted EBITDA	38	59	17	26	140
Depreciation and amortization	9	5	5	5	24	8	32

	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Segment Total	Unallocated(1)	Total
Three Months Ended March 31, 2024	(in millions)
Net revenues	$256	$231	$208	$140	$835	$(2)	$833
Intersegment revenues	—	3	—	3	6	(6)	—
Total segment net revenues	$256	$234	$208	$143	$841	$(8)	$833
Other segment items(2)	(224)	(167)	(178)	(114)	(683)
Adjusted EBITDA	32	67	30	29	158
Depreciation and amortization	8	5	4	6	23	9	32

Segment assets consisted of the following:

	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Segment Total	Unallocated(1)	Total
	(in millions)
As of March 31, 2025	$602	$287	$278	$263	$1,430	$3,409	$4,839
As of December 31, 2024	563	282	259	252	1,356	3,517	4,873

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

(2)Other segment items reflected in Segment Adjusted EBITDA primarily include cost of sales (including material, manufacturing and logistics costs), salaries and benefits, advertising expenses and professional fees. The CODM allocates resources and assesses performance on a consolidated level for these other segment items.
The following table presents a reconciliation of total segment Adjusted EBITDA to GAAP income before income taxes:

	Three Months Ended March 31,
	2025	2024
	(in millions)
Segment Adjusted EBITDA	$140	$158
Corporate / unallocated expenses	(23)	(36)
	117	122
Adjustments to reconcile to GAAP income before income taxes
Depreciation and amortization	(32)	(32)
Interest expense, net	(21)	(25)
Debt refinancing expense(1)	(13)	—
Costs to execute strategic initiatives(2)	(5)	—
CEO transition costs(3)	(4)	—
Consolidated GAAP income before income taxes	$42	$65
(1)    Reflects the expense recorded related to our March 2025 Term Loan Facility refinancing.
(2)    Reflects costs related to the execution of cost savings and revenue growth strategic initiatives.
(3)    Reflects compensation and other costs related to the CEO transition effective January 1, 2025.
Information in Relation to Products
Net revenues by product line are as follows:

	Three Months Ended March 31,
	2025	2024
	(in millions)
Waste and storage products (1)	$383	$377
Cooking products	259	256
Tableware	179	208
Unallocated	(3)	(8)
Net revenues	$818	$833

(1)Waste and storage products are comprised of our Hefty Waste & Storage and Presto Products segments.

Our different product lines are generally sold to a common group of customers. For all product lines, there is a relatively short time period between the receipt of the order and the transfer of control over the goods to the customer.

Note 10 – Related Party Transactions
Packaging Finance Limited (“PFL”) owns the majority of our outstanding common stock and, until April 1, 2025, owned the majority of the outstanding common stock of Pactiv Evergreen Inc. and its subsidiaries (“PEI Group”). We sell and purchase various goods and services with PEI Group under contractual arrangements that expire over a variety of periods through December 31, 2027. During the year ended December 31, 2024, we amended these contractual arrangements with PEI Group, which, among other things, extended the expiration date for certain arrangements. Transactions between us and PEI Group are described below.
For the three months ended March 31, 2025, revenues from products sold to PEI Group were $17 million compared to $22 million for the three months ended March 31, 2024. For the three months ended March 31, 2025, products purchased from PEI Group were $51 million compared to $80 million for the three months ended March 31, 2024. For the three months ended March 31, 2025, PEI Group charged us freight and warehousing costs of $4 million compared to $8 million for the three months ended March 31, 2024, which were included in cost of sales. The resulting related party receivables and payables are settled regularly in the normal course of business.
On April 1, 2025, PFL completed the sale of PEI Group, a related party as of March 31, 2025, to an unrelated party. As a result, transactions and balances with PEI Group from April 1, 2025 will no longer be classified as related party items. This prospective change has no impact on the presentation of historical related party disclosures.
Furthermore, $36 million of the dividends paid during each of the three months ended March 31, 2025 and March 31, 2024 were paid to PFL.

Note 11 – Subsequent Events
Quarterly Cash Dividend
On April 24, 2025, our Board of Directors approved a cash dividend of $0.23 per common share to be paid on May 30, 2025 to shareholders of record on May 16, 2025.
Except as described above, there have been no events subsequent to March 31, 2025 which would require accrual or disclosure in these condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Our management’s discussion and analysis is intended to help the reader understand our results of operations and financial condition and is provided as an addition to, and should be read in connection with, our condensed consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q and our consolidated financial statements and the accompanying notes contained in our Annual Report on Form 10-K for the year ended December 31, 2024.
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
We manage our operations in four operating and reportable segments: Reynolds Cooking & Baking, Hefty Waste & Storage, Hefty Tableware and Presto Products:
•Reynolds Cooking & Baking: Through our Reynolds Cooking & Baking segment, we sell both branded and store brand aluminum foil, disposable aluminum pans, parchment paper, freezer paper, wax paper, butcher paper, plastic wrap, baking cups, oven bags and slow cooker liners. Our branded products are sold under the Reynolds Wrap, Reynolds KITCHENS and EZ Foil brands in the United States and selected international markets, under the ALCAN brand in Canada and under the Diamond brand outside of North America. With our flagship Reynolds Wrap products, we hold the #1 market position in the U.S. consumer foil market measured by retail sales and volume. We also hold the #1 market position in the Canadian branded foil market under the ALCAN brand. We have no significant branded competitor in this market. Reynolds is one of the most recognized household brands in the United States and has been the top trusted brand in the consumer foil market for over 75 years, with greater than 50% market share in most of its categories. We also offer more sustainable solutions, such as Reynolds Wrap 100% recycled aluminum, unbleached parchment paper made with a chlorine-free process and coreless wax paper, which uses less packaging materials than traditional wax paper rolls.
•Hefty Waste & Storage: Through our Hefty Waste & Storage segment, we produce both branded and store brand trash and food storage bags. Hefty is a well-recognized leader in the trash bag and food storage bag categories and our private label products offer value to our retail partners. Our branded products are sold under the Hefty Ultra Strong and Hefty Strong brands for trash bags in the U.S. and selected international markets, and as the Hefty and Baggies brands for our food storage bags in the U.S. Our food storage bags internationally are sold as Reynolds, Diamond, or Hefty Basics brands based on region. We have the #1 branded market share in the U.S. large black trash bag segment, and the #2 branded market share in the slider bag and tall kitchen trash bag segments. Our robust product portfolio in this segment includes a full suite of products, including sustainable solutions such as blue and clear recycling bags, compostable bags, bags made from recycled materials and orange bags through the Hefty ReNew™ Program.
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

•Presto Products: Through our Presto Products segment, we primarily sell store brand products in three main categories: food storage bags, trash bags and plastic wrap. Presto Products is a market leader in food storage bags and differentiates itself by providing access to category management, consumer insights, marketing, merchandising and research and development (“R&D”) resources. Presto Products was the first in the U.S. market to offer a store branded sandwich bag made with an approximately 20% proprietary blend of plant and ocean, renewable materials. Our Presto Products segment also includes our specialty business, which serves other consumer products companies by providing Fresh-Lock and Slide-Rite resealable closure systems.
Overview
Total net revenues decreased 2% in the three months ended March 31, 2025 compared to the same period in 2024. The revenue decrease was primarily due to lower volume, partially offset by higher pricing.
During the three months ended March 31, 2025, our net income decreased by 37% compared to the same period in 2024, primarily driven by lower volume, debt refinancing expense, higher material, manufacturing and logistics costs, costs to execute strategic initiatives and CEO transition costs. These factors were partially offset by higher pricing, lower selling, general and administrative expenses and lower interest expense.
Non-GAAP Measures
In this Quarterly Report on Form 10-Q we use the non-GAAP financial measures “Adjusted EBITDA”, “Adjusted Net Income”, and “Adjusted EPS”, which are measures adjusted for the impact of specified items and are not in accordance with GAAP.
We define Adjusted EBITDA as net income calculated in accordance with GAAP, plus income tax expense, net interest expense, debt refinancing expense, depreciation and amortization, costs to execute strategic initiatives and CEO transition costs. We define Adjusted Net Income and Adjusted EPS as Net Income and Earnings Per Share calculated in accordance with GAAP, plus debt refinancing expense, costs to execute strategic initiatives and CEO transition costs.
We present Adjusted EBITDA because it is a key measure used by our management team to evaluate our operating performance, generate future operating plans and make strategic decisions. In addition, our chief operating decision maker uses Adjusted EBITDA of each reportable segment to evaluate the operating performance of such segments. We use Adjusted Net Income and Adjusted EPS as supplemental measures to evaluate our business' performance in a way that also considers our ability to generate profit without the impact of certain items. Accordingly, we believe presenting these measures provides useful information to investors and others in understanding and evaluating our operating results in the same manner as our management team and board of directors.
Non-GAAP information should be considered as supplemental in nature and is not meant to be considered in isolation or as a substitute for the related financial information prepared in accordance with GAAP. In addition, our non-GAAP financial measures may not be the same as or comparable to similar non-GAAP financial measures presented by other companies.

The following table presents a reconciliation of our net income, the most directly comparable GAAP financial measure, to Adjusted EBITDA:

	Three Months Ended March 31,
	2025	2024
	(in millions)
Net income – GAAP	$31	$49
Income tax expense	11	16
Interest expense, net	21	25
Debt refinancing expense(1)	13	—
Depreciation and amortization	32	32
Costs to execute strategic initiatives(2)	5	—
CEO transition costs(3)	4	—
Adjusted EBITDA (Non-GAAP)	$117	$122
(1)    Reflects the expense recorded related to our March 2025 Term Loan Facility refinancing.
(2)    Reflects costs related to the execution of cost savings and revenue growth strategic initiatives.
(3)    Reflects compensation and other costs related to the CEO transition effective January 1, 2025.
The following table presents a reconciliation of our net income and diluted EPS, the most directly comparable GAAP financial measure, to Adjusted Net Income and Adjusted Diluted EPS:

	Three Months Ended March 31, 2025			Three Months Ended March 31, 2024
(in millions, except for per share data)	Net Income	Diluted Shares	Diluted EPS	Net Income	Diluted Shares	Diluted EPS
As Reported - GAAP	$31	210.3	$0.15	$49	210.1	$0.23
Adjustments:
Debt refinancing expense(1)	10	210.3	0.05	—	210.1	—
Costs to execute strategic initiatives(1)	4	210.3	0.02	—	210.1	—
CEO transition costs(1)	4	210.3	0.02	—	210.1	—
Adjusted (Non-GAAP)	$49	210.3	$0.23	$49	210.1	$0.23
(1)    Amounts are after tax, calculated based on the applicable tax treatment of each adjustment, using a normalized effective tax rate of 23.9% for deductible items and 0% for non-deductible items.
Results of Operations – Three Months Ended March 31, 2025
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

Aggregation of Segment Revenue and Adjusted EBITDA

(in millions)	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Unallocated⁽[1]⁾	Total Reynolds Consumer Products
Net revenues for the three months ended March 31:
2025	$259	$240	$179	$143	$(3)	$818
2024	256	234	208	143	(8)	833
Adjusted EBITDA⁽²⁾ for the three months ended March 31:
2025	$38	$59	$17	$26	$(23)	$117
2024	32	67	30	29	(36)	122

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

Three Months Ended March 31, 2025 Compared with the Three Months Ended March 31, 2024
Total Reynolds Consumer Products

	For the Three Months Ended March 31,
(in millions, except for %)	2025	% of Revenue	2024	% of Revenue	Change	% Change
Net revenues	$801	98%	$811	97%	$(10)	(1)%
Related party net revenues	17	2%	22	3%	(5)	(23)%
Total net revenues	818	100%	833	100%	(15)	(2)%
Cost of sales	(629)	(77)%	(632)	(76)%	3	—%
Gross profit	189	23%	201	24%	(12)	(6)%
Selling, general and administrative expenses	(104)	(13)%	(111)	(13)%	7	6%
Other expense, net	(9)	(1)%	—	—%	(9)	NM
Income from operations	76	9%	90	11%	(14)	(16)%
Interest expense, net	(21)	(3)%	(25)	(3)%	4	16%
Debt refinancing expense	(13)	(2)%	—	—%	(13)	NM
Income before income taxes	42	5%	65	8%	(23)	(35)%
Income tax expense	(11)	(1)%	(16)	(2)%	5	31%
Net income	$31	4%	$49	6%	$(18)	(37)%
Adjusted EBITDA ⁽¹⁾	$117	14%	$122	15%	$(5)	(4)%
_________________________________________
NM - Percentage change is not meaningful.
(1)Adjusted EBITDA is a non-GAAP measure. See “Non-GAAP Measures” for details, including a reconciliation between net income and Adjusted EBITDA.

Components of Change in Net Revenues for the Three Months Ended March 31, 2025 vs. the Three Months Ended March 31, 2024

	Price	Volume/Mix		Total
		Retail	Non-Retail
Reynolds Cooking & Baking	2%	(4)%	3%	1%
Hefty Waste & Storage	—%	3%	—%	3%
Hefty Tableware	2%	(16)%	—%	(14)%
Presto Products	—%	—%	—%	—%
Total RCP	2%	(4)%	—%	(2)%

Total Net Revenues. Total net revenues decreased by $15 million, or 2%, to $818 million. The decrease was primarily driven by lower volume, partially offset by higher pricing.

Cost of Sales. Cost of sales decreased by $3 million to $629 million. The decrease was primarily driven by lower volume, partially offset by higher material, manufacturing and logistics costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $7 million, or 6%, to $104 million, primarily due to lower personnel and advertising costs.

Other Expense, Net. Other expense, net was $9 million, reflecting costs to execute strategic initiatives and costs associated with our CEO transition.

Interest Expense, Net. Interest expense, net decreased by $4 million, or 16%, to $21 million. The decrease was primarily due to a lower outstanding principal balance as a result of voluntary principal payments made on our term loan facility.

Debt Refinancing Expense. In connection with the refinancing of our senior secured term loan facility in March 2025, we recorded debt refinancing expense of $13 million in the three months ended March 31, 2025.

Income Tax Expense. We recognized income tax expense of $11 million on income before income taxes of $42 million (an effective tax rate of 24.5%) for the three months ended March 31, 2025 compared to income tax expense of $16 million on income before income taxes of $65 million (an effective tax rate of 24.9%) for the three months ended March 31, 2024.

Adjusted EBITDA. Adjusted EBITDA decreased by $5 million, or 4%, to $117 million. The decrease in Adjusted EBITDA was primarily due to the impact of lower revenue and higher material, manufacturing and logistics costs, partially offset by lower selling, general and administrative expenses.
Segment Information
Reynolds Cooking & Baking

	For the Three Months Ended March 31,
(in millions, except for %)	2025	2024	Change	% Change
Retail net revenues	$208	$217	$(9)	(4)%
Non-retail net revenues	51	39	12	31%
Total segment net revenues	$259	$256	$3	1%
Segment Adjusted EBITDA	38	32	6	19%
Segment Adjusted EBITDA Margin	15%	13%

Total Segment Net Revenues. Reynolds Cooking & Baking total segment net revenues increased by $3 million, or 1%, to $259 million. The increase in net revenues was primarily due to higher non-retail volume and higher pricing, partially offset by lower retail volume.
Adjusted EBITDA. Reynolds Cooking & Baking Adjusted EBITDA increased $6 million, or 19%, to $38 million. The increase was driven by the impact of higher revenue and the lapping of higher material, manufacturing and logistics costs.

Hefty Waste & Storage

	For the Three Months Ended March 31,
(in millions, except for %)	2025	2024	Change	% Change
Total segment net revenues	$240	$234	$6	3%
Segment Adjusted EBITDA	59	67	(8)	(12)%
Segment Adjusted EBITDA Margin	25%	29%

Total Segment Net Revenues. Hefty Waste & Storage total segment net revenues increased $6 million, or 3%, to $240 million. The increase in net revenues was primarily due to higher volume.
Adjusted EBITDA. Hefty Waste & Storage Adjusted EBITDA decreased by $8 million, or 12%, to $59 million. The decrease was driven by higher material, manufacturing and logistics costs, partially offset by the impact of higher revenue.
Hefty Tableware

	For the Three Months Ended March 31,
(in millions, except for %)	2025	2024	Change	% Change
Total segment net revenues	$179	$208	$(29)	(14)%
Segment Adjusted EBITDA	17	30	(13)	(43)%
Segment Adjusted EBITDA Margin	9%	14%

Total Segment Net Revenues. Hefty Tableware total segment net revenues decreased by $29 million, or 14%, to $179 million. The decrease in net revenues was primarily due to lower foam product volume, partially offset by higher pricing due to the timing of promotional activities.
Adjusted EBITDA. Hefty Tableware Adjusted EBITDA decreased by $13 million, or 43%, to $17 million. The decrease in Adjusted EBITDA was primarily due to lower foam product volume and higher material, manufacturing and logistics costs, partially offset by higher pricing due to the timing of promotional activities.
Presto Products

	For the Three Months Ended March 31,
(in millions, except for %)	2025	2024	Change	% Change
Total segment net revenues	$143	$143	$—	—%
Segment Adjusted EBITDA	26	29	(3)	(10)%
Segment Adjusted EBITDA Margin	18%	20%

Total Segment Net Revenues. Presto Products total segment net revenues were $143 million in each period. Volume and pricing remained consistent between periods.
Adjusted EBITDA. Presto Products Adjusted EBITDA decreased by $3 million, or 10%, to $26 million. The decrease in Adjusted EBITDA was primarily driven by higher material, manufacturing and logistics costs.

Liquidity and Capital Resources
Our principal sources of liquidity are existing cash and cash equivalents, cash generated from operating activities and available borrowings under the Revolving Facility.
The following table discloses our cash flows for the periods presented:

	For the Three Months Ended March 31,
(in millions)	2025	2024
Net cash provided by operating activities	$56	$99
Net cash used in investing activities	(39)	(29)
Net cash used in financing activities	(96)	(50)
(Decrease) increase in cash and cash equivalents	$(79)	$20

Cash provided by operating activities
Net cash from operating activities decreased by $43 million to $56 million in the three months ended March 31, 2025. The decrease was primarily driven by a reduced benefit in working capital and lower net income.
Cash used in investing activities
Net cash used in investing activities increased by $10 million to $39 million. The increase was driven by an increase in cash outlays for capital expenditures.
Cash used in financing activities
Net cash used in financing activities increased by $46 million to $96 million. The increase was primarily attributable to $50 million of voluntary principal payments made on our Term Loan Facility during the three months ended March 31, 2025.
External Debt Facilities
Our External Debt Facilities consist of a senior secured term loan facility (“Term Loan Facility”) and a $700 million senior secured revolving credit facility (“Revolving Facility”) in a syndicated loan arrangement. During March 2025, we amended the Term Loan Facility, replacing the then-existing facility, which was originally set to mature in February 2027, with a new $1,645 million facility maturing in March 2032 (“Amendment No. 4”). Other than the new maturity date and the recommencement of quarterly amortization payments, the material terms of our External Debt Facilities as a result of Amendment No. 4 remain unchanged.
As of March 31, 2025, the outstanding balance under the Term Loan Facility was $1,645 million. As of March 31, 2025, we had no outstanding borrowings under the Revolving Facility, and we had $6 million of letters of credit outstanding, which reduces the borrowing capacity under the Revolving Facility.
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
We have entered into a series of interest rate swaps to fix the SOFR of our External Debt Facilities. The aggregate notional amount of interest rate swaps in effect as of March 31, 2025 was $1,150 million, and the SOFR is fixed at an annual rate of 0.40% to 3.40% (for an annual effective interest rate of 2.15% to 5.15%, including margin). These interest rate swaps hedge a portion of the interest rate exposure resulting from our Term Loan Facility for less than one year.
Prepayments
The Term Loan Facility contains customary mandatory prepayments, including with respect to excess cash flow, asset sale proceeds and proceeds from certain incurrences of indebtedness.
The Borrower may voluntarily repay outstanding loans under the Term Loan Facility at any time without premium or penalty, other than customary breakage costs with respect to SOFR based loans.
During the three months ended March 31, 2025, prior to Amendment No. 4, we made voluntary principal payments of $50 million related to our Term Loan Facility, which was applied to the outstanding principal balance due at maturity.
Amortization and maturity
The Term Loan Facility matures in March 2032. The Term Loan Facility amortizes in equal quarterly installments of $4 million, which commences in June 2025, with the balance payable on maturity.
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
Accounts Receivable Factoring
We are party to a factoring agreement with JP Morgan Chase Bank, N.A. to sell certain accounts receivable up to $95 million. Factored receivables as of March 31, 2025 were $15 million. Transactions under this agreement are accounted for as sales of accounts receivable, and the receivables sold are removed from the condensed consolidated balance sheet at the time of the sales transaction. We classify proceeds received from sales of accounts receivable as an operating cash flow in the condensed consolidated statement of cash flows. We record the discount as other expense, net in the condensed consolidated statement of income.
Supply Chain Financing
We have a voluntary Supply Chain Finance program (the “SCF”) with a global financial institution. All outstanding amounts related to suppliers participating in the SCF are recorded within accounts payable in our condensed consolidated balance sheet and associated payments are included as an operating cash flow in the condensed consolidated statement of cash flows. As of March 31, 2025 and December 31, 2024, the amount of obligations outstanding that we have confirmed as valid under the SCF was $10 million and $12 million, respectively.
Dividends
During the three months ended March 31, 2025, cash dividends of $0.23 per share were declared and paid. On April 24, 2025, a quarterly cash dividend of $0.23 per share was declared and is to be paid on May 30, 2025. We expect to continue paying cash dividends on a quarterly basis; however, future dividends are at the discretion of our Board of Directors and will depend upon our earnings, capital requirements, financial condition, contractual limitations (including under the External Debt Facilities) and other factors.
****

We believe that our projected cash position, cash flows from operations, including proceeds from factored receivables, and available borrowings under the Revolving Facility are sufficient to meet debt service, capital expenditures and working capital needs for the foreseeable future. However, we cannot ensure that our business will generate sufficient cash flow from operations or that future borrowings will be available under our borrowing agreements in amounts sufficient to pay indebtedness or fund other liquidity needs. Actual results of operations will depend on numerous factors, many of which are beyond our control as further discussed in “Item 1A. Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Critical Accounting Policies and Estimates
Accounting policies and estimates are considered critical when they require management to make subjective and complex judgments, estimates and assumptions about matters that have a material impact on the presentation of our financial statements and accompanying notes. For a description of our critical accounting policies and estimates, see our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
See “Item 7A: Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. During the three months ended March 31, 2025, there have been no material changes in our exposure to market risk.
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
In connection with the preparation of this report, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2025, our disclosure controls and procedures were effective.
b)Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
The information required to be set forth under this heading is incorporated by reference from Note 7 - Commitments and Contingencies, to the condensed consolidated financial statements included in Part I, Item 1.
Item 1A. Risk Factors.
There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
During the three months ended March 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as identified in Item 408(c) of Regulation S-K).

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
10.1
Amendment No. 4, dated as of March 4, 2025, to the Credit Agreement, dated as of February 4, 2020, between Reynolds Consumer Products LLC, as borrower, Reynolds Consumer Products Inc., as parent, and certain lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on March 4, 2025)

10.2*	Form of Restricted Stock Unit Award Agreement (for double-trigger vesting in connection with a change in control situation for two-year vesting)
10.3*	Form of Restricted Stock Unit Award Agreement (for single-trigger vesting in connection with a change in control situation for two-year vesting)
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1*	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2*	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document – the instance document does not appear in the Interactive Data File because XBRL tags are embedded within the Inline XBRL document.
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
_____________________________
*Filed herewith.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

REYNOLDS CONSUMER PRODUCTS INC.
(Registrant)

By:	/s/ Chris Mayrhofer
Chris Mayrhofer
Senior Vice President and Controller (Principal Accounting Officer)
April 30, 2025