Form 10-Q
period 2025-06-30
Reynolds Consumer Products Inc.
filed 2025-07-30
CIK 1786431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________________________________________________________________
FORM 10-Q
_______________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 25, 2025, the registrant had 210,325,070 shares of common stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Reynolds Consumer Products Inc.
Condensed Consolidated Statements of Income
(in millions, except for per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net revenues	$938	$914	$1,739	$1,726
Related party net revenues	—	16	17	38
Total net revenues	938	930	1,756	1,764
Cost of sales	(712)	(674)	(1,341)	(1,306)
Gross profit	226	256	415	458
Selling, general and administrative expenses	(96)	(116)	(201)	(227)
Other expense, net	(12)	—	(21)	—
Income from operations	118	140	193	231
Interest expense, net	(22)	(25)	(42)	(51)
Debt refinancing expense	—	—	(13)	—
Income before income taxes	96	115	138	180
Income tax expense	(23)	(18)	(33)	(35)
Net income	$73	$97	$105	$145

Earnings per share:
Basic	$0.35	$0.46	$0.50	$0.69
Diluted	$0.35	$0.46	$0.50	$0.69

Weighted average shares outstanding:
Basic	210.3	210.1	210.3	210.1
Effect of dilutive securities	—	0.1	—	0.1
Diluted	210.3	210.2	210.3	210.2

See accompanying notes to the condensed consolidated financial statements.

Reynolds Consumer Products Inc.
Condensed Consolidated Statements of Comprehensive Income
(in millions)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2025	2024	2025	2024
Net income	$73	$97	$105	$145
Other comprehensive (loss) income, net of income taxes:
Currency translation adjustment	2	—	2	(1)
Employee benefit plans	(2)	(2)	(3)	(3)
Derivative instruments	(5)	—	(10)	5
Other comprehensive (loss) income, net of income taxes	(5)	(2)	(11)	1
Comprehensive income	$68	$95	$94	$146

See accompanying notes to the condensed consolidated financial statements.

Reynolds Consumer Products Inc.
Condensed Consolidated Balance Sheets
(in millions, except for per share data)

	(Unaudited) As of June 30, 2025	As of December 31, 2024
Assets
Cash and cash equivalents	$57	$137
Accounts receivable (net of allowance for doubtful accounts of $1 and $1)	333	337
Other receivables	11	7
Related party receivables	—	6
Inventories	630	567
Other current assets	32	47
Total current assets	1,063	1,101
Property, plant and equipment (net of accumulated depreciation of $1,000 and $961)	787	758
Operating lease right-of-use assets, net	98	90
Goodwill	1,895	1,895
Intangible assets, net	958	972
Other assets	60	57
Total assets	$4,861	$4,873
Liabilities
Accounts payable	$393	$319
Related party payables	1	34
Current portion of long-term debt	16	—
Current operating lease liabilities	23	20
Income taxes payable	1	5
Accrued and other current liabilities	141	161
Total current liabilities	575	539
Long-term debt	1,617	1,686
Long-term operating lease liabilities	81	73
Deferred income taxes	336	342
Long-term postretirement benefit obligation	14	14
Other liabilities	90	77
Total liabilities	$2,713	$2,731
Commitments and contingencies (Note 7)
Stockholders’ equity
Common stock, $0.001 par value; 2,000 shares authorized; 210.3 shares issued and outstanding	—	—
Additional paid-in capital	1,422	1,413
Accumulated other comprehensive income	24	35
Retained earnings	702	694
Total stockholders’ equity	2,148	2,142
Total liabilities and stockholders’ equity	$4,861	$4,873

See accompanying notes to the condensed consolidated financial statements.

Reynolds Consumer Products Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in millions, except for per share data)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
Balance as of December 31, 2023	$—	$1,396	$537	$50	$1,983
Net income	—	—	49	—	49
Other comprehensive income, net of income taxes	—	—	—	3	3
Dividends ($0.23 per share declared and paid)	—	—	(48)	—	(48)
Other	—	3	(1)	—	2
Balance as of March 31, 2024	$—	$1,399	$537	$53	$1,989
Net income	—	—	97	—	97
Other comprehensive loss, net of income taxes	—	—	—	(2)	(2)
Dividends ($0.23 per share declared and paid)	—	—	(48)	—	(48)
Other	—	5	(1)	—	4
Balance as of June 30, 2024	$—	$1,404	$585	$51	$2,040

Balance as of December 31, 2024	$—	$1,413	$694	$35	$2,142
Net income	—	—	31	—	31
Other comprehensive loss, net of income taxes	—	—	—	(6)	(6)
Dividends ($0.23 per share declared and paid)	—	—	(48)	—	(48)
Other	—	4	(1)	—	3
Balance as of March 31, 2025	$—	$1,417	$676	$29	$2,122
Net income	—	—	73	—	73
Other comprehensive loss, net of income taxes	—	—	—	(5)	(5)
Dividends ($0.23 per share declared and paid)	—	—	(48)	—	(48)
Other	—	5	1	—	6
Balance as of June 30, 2025	$—	$1,422	$702	$24	$2,148
See accompanying notes to the condensed consolidated financial statements.

Reynolds Consumer Products Inc.
Condensed Consolidated Statements of Cash Flows
(in millions)
(Unaudited)

	Six Months Ended June 30,
	2025	2024
Cash provided by operating activities
Net income	$105	$145
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	65	63
Deferred income taxes	(8)	—
Stock compensation expense	11	9
Change in assets and liabilities:
Accounts receivable, net	11	(23)
Other receivables	(4)	2
Related party receivables	(1)	—
Inventories	(63)	(60)
Accounts payable	49	92
Related party payables	(9)	(5)
Income taxes payable / receivable	(4)	(22)
Accrued and other current liabilities	(18)	(21)
Other assets and liabilities	13	3
Net cash provided by operating activities	147	183
Cash used in investing activities
Acquisition of property, plant and equipment	(79)	(48)
Net cash used in investing activities	(79)	(48)
Cash used in financing activities
Repayment of long-term debt	(54)	(50)
Dividends paid	(96)	(96)
Proceeds from term loan refinancing(1)	743	—
Repayments of existing term loan(1)	(743)	—
Other financing activities	2	(3)
Net cash used in financing activities	(148)	(149)
Net decrease in cash and cash equivalents	(80)	(14)
Cash and cash equivalents at beginning of period	137	115
Cash and cash equivalents at end of period	$57	$101

Cash paid:
Interest - long-term debt, net of interest rate swaps	41	51
Income taxes	39	56
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
Non-Cash Lease Transactions:
We recorded $20 million and $32 million in new operating lease right-of-use assets obtained in exchange for lease liabilities during the six months ended June 30, 2025 and June 30, 2024, respectively.

Supply Chain Financing:

We have a voluntary Supply Chain Finance program (the “SCF”) with a global financial institution. All outstanding amounts related to suppliers participating in the SCF are recorded within accounts payable in our condensed consolidated balance sheet and associated payments are included as an operating cash flow in the condensed consolidated statement of cash flows. As of June 30, 2025 and December 31, 2024, the amount of obligations outstanding that we have confirmed as valid under the SCF was $9 million and $12 million, respectively.

Accounts Receivable Factoring:

We are party to a factoring agreement with JP Morgan Chase Bank, N.A. to sell certain accounts receivable up to $95 million. Factored receivables as of June 30, 2025 were $50 million. Transactions under this agreement are accounted for as sales of accounts receivable, and the receivables sold are removed from the condensed consolidated balance sheet at the time of the sales transaction. We classify proceeds received from sales of accounts receivable as an operating cash flow in the condensed consolidated statement of cash flows. We record the discount as other expense, net in the condensed consolidated statement of income.

Note 2 – New Accounting Standards
Recently Adopted Accounting Guidance:
In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280), which enhances disclosures about significant segment expenses by requiring disclosure of incremental segment information on an annual and interim basis. This ASU was effective for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024, with early adoption permitted. We adopted the new disclosures beginning with our annual financial statements for the year ended December 31, 2024. Our comparative segment disclosures in the interim financial statements in this report have been updated to reflect the new disclosure requirements.

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
Tax Reform
On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act (“OBBBA”) of 2025 which includes, among other provisions, changes to the U.S. corporate income tax system, including the allowance of 100% expensing of qualified asset expenditures, immediate expensing of qualifying domestic research and development expenses and permanent extensions of certain other provisions within the Tax Cuts and Jobs Act. Certain provisions are effective for 2025, beginning January 19, 2025. We are evaluating the impact of these tax law changes on our financial statements.
Note 3 – Inventories
Inventories consisted of the following:

	June 30, 2025	December 31, 2024
	(in millions)
Raw materials	$130	$129
Work in progress	72	60
Finished goods	366	318
Spare parts	62	60
Inventories	$630	$567

Note 4 – Debt
Long-term debt consisted of the following:

	June 30, 2025	December 31, 2024
	(in millions)
Term loan facility	$1,640	$1,695
Deferred financing transaction costs	(7)	(8)
Original issue discounts	—	(1)
	1,633	1,686
Less: current portion	(16)	—
Long-term debt	$1,617	$1,686
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
In connection with Amendment No. 4 to our syndicated loan arrangement, we evaluated the accounting treatment of deferred and new debt transaction costs on a creditor-by-creditor basis in accordance with GAAP. This analysis resulted in the recognition of a debt refinancing expense of $13 million during the six months ended June 30, 2025, comprised of $12 million of new fees allocated to modified loans and $1 million of deferred financing transaction costs and original issue discount expensed related to extinguished loans. This expense is presented separately in our condensed consolidated statements of income.
Additionally, during the six months ended June 30, 2025, we capitalized $1 million of qualifying financing-related costs associated with Amendment No. 4. These costs, along with $7 million of remaining deferred financing transaction costs, will be amortized over the remaining term of the Term Loan Facility, subject to acceleration for early term loan principal payments.
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
Term Loan Facility
The Term Loan Facility matures in March 2032. The Term Loan Facility amortizes in equal quarterly installments of $4 million, which commenced in June 2025, with the balance payable on maturity. During the six months ended June 30, 2025, prior to Amendment No. 4, we made voluntary principal payments of $50 million related to our Term Loan Facility.

Revolving Facility
The Revolving Facility matures in October 2029 and includes a sub-facility for letters of credit. As of June 30, 2025, we had no outstanding borrowings under the Revolving Facility, and we had $7 million of letters of credit outstanding, which reduces the borrowing capacity under the Revolving Facility.
Fair Value of Our Long-Term Debt
The fair value of our long-term debt as of June 30, 2025, which is a Level 2 fair value measurement, approximates the carrying value due to the variable market interest rate and the stability of our credit profile.
Note 5 - Financial Instruments
Interest Rate Derivatives
We have entered into a series of interest rate swaps to fix the SOFR of our External Debt Facilities.
The aggregate notional amount of interest rate swaps in effect as of both June 30, 2025 and December 31, 2024 was $1,150 million, and the SOFR is fixed at an annual rate of 0.40% to 3.40% (for an annual effective interest rate of 2.15% to 5.15%, including margin). These interest rate swaps that are in effect have maturity dates of less than one year, and a weighted average effective rate of 4.38%.
Additionally, during the three months ended June 30, 2025, we entered into additional interest rate swaps with forward start dates beginning in February 2026, that had an aggregate notional value of $900 million, which fixes the SOFR to an annual rate of 3.33% to 3.41% (for an annual effective interest rate of 5.08% to 5.16%, including margin). These interest rate swaps with forward start dates have maturity dates between March 2028 and March 2031, and a weighted average effective rate of 5.12%.
The interest rate swaps outstanding as of June 30, 2025 hedge a portion of the interest rate exposure resulting from borrowings under our Term Loan Facility. We have classified these instruments as cash flow hedges. The effective portion of the gain or loss on the open hedging instrument is recorded in accumulated other comprehensive income and is reclassified into earnings as interest expense, net when settled. The associated asset or liability on the open hedges is recorded at its fair value in other assets or other liabilities, as applicable. The fair value of the interest rate swaps was determined using a discounted cash flow method based on market-based swap yield curves, taking into account current interest rates, and is classified as Level 2 within the fair value hierarchy.
The fair value of the assets and liabilities associated with our interest rate swaps, as reflected gross in the condensed consolidated balance sheets, were as follows:

	As of June 30, 2025	As of December 31, 2024
	(in millions)
Assets:
Other current assets	$8	$15
Other assets	—	1
Total assets	$8	$16

Liabilities:
Other liabilities	2	—
Total liabilities	$2	$—

Note 6 – Stock-based Compensation
Our equity incentive plan was established in 2020, for purposes of granting stock-based compensation awards to certain members of our senior management, our non-executive directors and to certain employees, to incentivize their performance and align their interests with ours. We have granted restricted stock units (“RSUs”) to certain employees and non-employee directors that have a service-based vesting condition. In addition, we have granted performance stock units (“PSUs”) to certain members of management that have a performance-based vesting condition. We account for forfeitures of outstanding but unvested grants in the period they occur. A maximum of 10.5 million shares of common stock were initially available for issuance under equity incentive awards granted pursuant to the plan. In the three and six months ended June 30, 2025, 0.2 million and 0.5 million RSUs and 0.1 million and 0.4 million PSUs were granted, respectively.
As of June 30, 2025, there were stock-based compensation awards representing 2.0 million shares outstanding compared to 1.3 million shares outstanding as of December 31, 2024. Stock-based compensation expense was $5 million and $11 million for the three and six months ended June 30, 2025, respectively, compared to $5 million and $9 million in the comparable prior year periods.
Note 7 – Commitments and Contingencies
Legal Proceedings:
We are from time to time party to litigation, legal proceedings and tax examinations arising from our operations. Most of these matters involve allegations of damages against us related to employment matters, consumer complaints, advertising/labeling claims, personal injury claims and commercial or contractual disputes. We record estimates for claims and proceedings that constitute a present obligation when it is probable that an outflow of resources will be required to settle the obligation and a reliable estimate of such obligation can be made. While it is not possible to predict the outcome of any of these matters, based on our assessment of the facts and circumstances as of June 30, 2025, we do not believe any of these matters, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows. However, actual outcomes may differ from those expected and could have a material effect on our financial position, results of operations or cash flows in a future period.
Note 8 – Accumulated Other Comprehensive Income
The following table summarizes the changes in our balances of each component of accumulated other comprehensive income.

(In millions)	Currency Translation Adjustments	Employee Benefit Plans	Derivative Instruments	Accumulated Other Comprehensive Income
Balance as of December 31, 2023	$(7)	$34	$23	$50
Gain (loss) arising during the period	(1)	—	15	14
Reclassification to earnings	—	(1)	(8)	(9)
Effect of deferred taxes	—	—	(2)	(2)
Balance as of March 31, 2024	$(8)	$33	$28	$53
Gain arising during the period	—	—	8	8
Reclassification to earnings	—	(2)	(8)	(10)
Effect of deferred taxes	—	—	—	—
Balance as of June 30, 2024	$(8)	$31	$28	$51

Balance as of December 31, 2024	$(10)	$31	$14	$35
Gain (loss) arising during the period	—	—	—	—
Reclassification to earnings	—	(1)	(7)	(8)
Effect of deferred taxes	—	—	2	2
Balance as of March 31, 2025	$(10)	$30	$9	$29
Gain (loss) arising during the period	2	—	(1)	1
Reclassification to earnings	—	(2)	(6)	(8)
Effect of deferred taxes	—	—	2	2
Balance as of June 30, 2025	$(8)	$28	$4	$24

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
Effective January 1, 2025, we have updated our segment reporting to reflect our international business based on product category alignment, as opposed to the entirety of international results historically being reported in the Reynolds Cooking & Baking segment. All prior period segment disclosures have been recast to reflect this reassignment. Our composition of operating segments and reportable segments did not change, and this reassignment had no effect on our previously reported consolidated results of operations.
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
Transactions between segments are at negotiated prices.

	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Segment Total	Unallocated(1)	Total
Three Months Ended June 30, 2025	(in millions)
Net revenues	$295	$253	$242	$150	$940	$(2)	$938
Intersegment revenues	—	2	—	3	5	(5)	—
Total segment net revenues	$295	$255	$242	$153	$945	$(7)	$938
Other segment items(2)	(246)	(184)	(207)	(120)	(757)
Adjusted EBITDA	49	71	35	33	188
Depreciation and amortization	9	5	5	5	24	9	33

	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Segment Total	Unallocated(1)	Total
Three Months Ended June 30, 2024	(in millions)
Net revenues	$291	$242	$251	$148	$932	$(2)	$930
Intersegment revenues	—	2	—	3	5	(5)	—
Total segment net revenues	$291	$244	$251	$151	$937	$(7)	$930
Other segment items(2)	(237)	(173)	(212)	(114)	(736)
Adjusted EBITDA	54	71	39	37	201
Depreciation and amortization	8	5	4	5	22	10	32

	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Segment Total	Unallocated(1)	Total
Six Months Ended June 30, 2025	(in millions)
Net revenues	$554	$491	$421	$291	$1,757	$(1)	$1,756
Intersegment revenues	—	5	—	5	10	(10)	—
Total segment net revenues	$554	$496	$421	$296	$1,767	$(11)	$1,756
Other segment items(2)	(467)	(367)	(369)	(237)	(1,440)
Adjusted EBITDA	87	129	52	59	327
Depreciation and amortization	18	10	10	10	48	17	65

	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Segment Total	Unallocated(1)	Total
Six Months Ended June 30, 2024	(in millions)
Net revenues	$547	$473	$459	$288	$1,767	$(3)	$1,764
Intersegment revenues	—	6	—	6	12	(12)	—
Total segment net revenues	$547	$479	$459	$294	$1,779	$(15)	$1,764
Other segment items(2)	(461)	(341)	(390)	(228)	(1,420)
Adjusted EBITDA	86	138	69	66	359
Depreciation and amortization	16	9	8	11	44	19	63

Segment assets consisted of the following:

	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Segment Total	Unallocated(1)	Total
	(in millions)
As of June 30, 2025	$614	$299	$254	$269	$1,436	$3,425	$4,861
As of December 31, 2024	563	282	259	252	1,356	3,517	4,873

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
The following table presents a reconciliation of total segment Adjusted EBITDA to GAAP income before income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)		(in millions)
Segment Adjusted EBITDA	$188	$201	$327	$359
Corporate / unallocated expenses	(25)	(29)	(48)	(65)
	163	172	279	294
Adjustments to reconcile to GAAP income before income taxes
Depreciation and amortization	(33)	(32)	(65)	(63)
Interest expense, net	(22)	(25)	(42)	(51)
Debt refinancing expense(1)	—	—	(13)	—
Costs to execute strategic initiatives(2)	(8)	—	(13)	—
CEO transition costs(3)	(4)	—	(8)	—
Consolidated GAAP income before income taxes	$96	$115	$138	$180
(1)    Reflects the expense recorded related to our March 2025 Term Loan Facility refinancing.
(2)    Reflects costs related to the execution of cost savings and revenue growth strategic initiatives.
(3)    Reflects compensation and other costs related to the CEO transition effective January 1, 2025.

Information in Relation to Products
Net revenues by product line are as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)		(in millions)
Waste and storage products (1)	$408	$395	$792	$773
Cooking products	295	291	554	547
Tableware	242	251	421	459
Unallocated	(7)	(7)	(11)	(15)
Net revenues	$938	$930	$1,756	$1,764

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
On April 1, 2025, PFL completed the sale of PEI Group, which was a related party through March 31, 2025, to an unrelated party. Accordingly, transactions and balances with PEI Group from April 1, 2025 are no longer classified as related party items. Related party receivables and payables outstanding as of March 31, 2025, have been reclassified to accounts receivable, net and accounts payable, respectively. The related party cash flow amounts presented reflect only activity through March 31, 2025. This change does not affect the presentation of historical related party disclosures.
For each of the three and six months ended June 30, 2025, revenues from products sold to PEI Group as a related party were zero and $17 million, respectively, compared to $16 million and $38 million for the three and six months ended June 30, 2024, respectively. For the three and six months ended June 30, 2025, products purchased from PEI Group as a related party were zero and $51 million, respectively, compared to $83 million and $163 million for the three and six months ended June 30, 2024, respectively. For the three and six months ended June 30, 2025, PEI Group as a related party charged us freight and warehousing costs of zero and $4 million, respectively, compared to $7 million and $15 million for the three and six months ended June 30, 2024, respectively, which were included in cost of sales. The resulting related party receivables and payables were settled regularly in the normal course of business.
Furthermore, $36 million of the dividends paid during each of the three months ended June 30, 2025 and June 30, 2024, and $72 million of the dividends paid during each of the six months ended June 30, 2025 and June 30, 2024, were paid to PFL.

Note 11 – Subsequent Events
Quarterly Cash Dividend
On July 24, 2025, our Board of Directors approved a cash dividend of $0.23 per common share to be paid on August 29, 2025 to shareholders of record on August 15, 2025.
Except as described above, there have been no events subsequent to June 30, 2025 which would require recognition or disclosure in these condensed consolidated financial statements.

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
•Hefty Waste & Storage: Through our Hefty Waste & Storage segment, we produce both branded and store brand trash and food storage bags. Hefty is a well-recognized leader in the trash bag and food storage bag categories and our private label products offer value to our retail partners. Our branded products are sold under the Hefty Ultra Strong and Hefty Strong brands for trash bags in the U.S. and selected international markets, and as the Hefty and Baggies brands for our food storage bags in the U.S. Our food storage bags are sold internationally as Reynolds, Diamond, or Hefty Basics brands based on the region. We have the #1 branded market share in the U.S. large black trash bag segment, and the #2 branded market share in the slider bag and tall kitchen trash bag segments. Our robust product portfolio in this segment includes a full suite of products, including sustainable solutions such as blue and clear recycling bags, compostable bags, bags made from recycled materials and orange bags through the Hefty ReNew™ Program.
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
Overview
Total net revenues increased 1% in the three months ended June 30, 2025 compared to the same period in 2024. The revenue increase was due to higher pricing primarily as a result of pass through of higher commodity costs.
Total net revenues were relatively flat in the six months ended June 30, 2025 compared to the same period in 2024 as higher pricing offset lower volume.
During the three months ended June 30, 2025, our net income decreased by 25% compared to the same period in 2024, primarily driven by the timing of pricing actions relative to input cost increases, costs to execute strategic initiatives, CEO transition costs and the lapping of an $10 million one-time tax benefit in the three months ended June 30, 2024. These factors were partially offset by lower selling, general and administrative expenses.
During the six months ended June 30, 2025, our net income decreased by 28% compared to the same period in 2024, driven by lower retail volume, the timing of pricing actions relative to input cost increases, costs to execute strategic initiatives, CEO transition costs, debt refinancing expense and the lapping of an $10 million one-time tax benefit in the six months ended June 30, 2024. These factors were partially offset by lower selling, general and administrative expenses and lower interest expense.
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

The following table presents a reconciliation of our net income, the most directly comparable GAAP financial measure, to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
	(in millions)		(in millions)
Net income – GAAP	$73	$97	$105	$145
Income tax expense	23	18	33	35
Interest expense, net	22	25	42	51
Debt refinancing expense(1)	—	—	13	—
Depreciation and amortization	33	32	65	63
Costs to execute strategic initiatives(2)	8	—	13	—
CEO transition costs(3)	4	—	8	—
Adjusted EBITDA (Non-GAAP)	$163	$172	$279	$294
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
The following table presents a reconciliation of our net income and diluted EPS, the most directly comparable GAAP financial measure, to Adjusted Net Income and Adjusted Diluted EPS:

	Three Months Ended June 30, 2025			Three Months Ended June 30, 2024
(in millions, except for per share data)	Net Income	Diluted Shares	Diluted EPS	Net Income	Diluted Shares	Diluted EPS
As Reported - GAAP	$73	210.3	$0.35	$97	210.2	$0.46
Adjustments:
Costs to execute strategic initiatives(1)	6	210.3	0.03	—	210.2	—
CEO transition costs(1)	4	210.3	0.02	—	210.2	—
Adjusted (Non-GAAP)	$83	210.3	$0.39	$97	210.2	$0.46
(1)    Amounts are after tax, calculated based on the applicable tax treatment of each adjustment, using a normalized effective tax rate of 23.5% for deductible items and 0% for non-deductible items.

	Six Months Ended June 30, 2025			Six Months Ended June 30, 2024
(in millions, except for per share data)	Net Income	Diluted Shares	Diluted EPS	Net Income	Diluted Shares	Diluted EPS
As Reported - GAAP	$105	210.3	$0.50	$145	210.2	$0.69
Adjustments:
Debt refinancing expense(1)	10	210.3	0.05	—	210.2	—
Costs to execute strategic initiatives(1)	10	210.3	0.05	—	210.2	—
CEO transition costs(1)	7	210.3	0.03	—	210.2	—
Adjusted (Non-GAAP)	$132	210.3	$0.63	$145	210.2	$0.69
(1)    Amounts are after tax, calculated based on the applicable tax treatment of each adjustment, using a normalized effective tax rate of 23.5% for deductible items and 0% for non-deductible items.

Results of Operations – Three Months Ended June 30, 2025
The following discussion should be read in conjunction with our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Detailed comparisons of revenue and results are presented in the discussions of the operating segments, which follow our consolidated results discussion.
Certain discussions in this section provide a breakdown of net revenues between our retail and non-retail businesses. Our retail business net revenues consist of sales to grocery stores, mass merchants, warehouse clubs, discount chains, dollar stores, drug stores, home improvement stores, military outlets and eCommerce retailers. Our non-retail business net revenues consist of aluminum sales to food service customers and industrial customers.
Aggregation of Segment Revenue and Adjusted EBITDA

(in millions)	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Unallocated⁽[1]⁾	Total Reynolds Consumer Products
Net revenues for the three months ended June 30:
2025	$295	$255	$242	$153	$(7)	$938
2024	291	244	251	151	(7)	930
Adjusted EBITDA⁽²⁾ for the three months ended June 30:
2025	$49	$71	$35	$33	$(25)	$163
2024	54	71	39	37	(29)	172

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

Three Months Ended June 30, 2025 Compared with the Three Months Ended June 30, 2024
Total Reynolds Consumer Products

	For the Three Months Ended June 30,
(in millions, except for %)	2025	% of Revenue	2024	% of Revenue	Change	% Change
Net revenues	$938	100%	$914	98%	$24	3%
Related party net revenues	—	—%	16	2%	(16)	NM
Total net revenues	938	100%	930	100%	8	1%
Cost of sales	(712)	(76)%	(674)	(72)%	(38)	(6)%
Gross profit	226	24%	256	28%	(30)	(12)%
Selling, general and administrative expenses	(96)	(10)%	(116)	(12)%	20	17%
Other expense, net	(12)	(1)%	—	—%	(12)	NM
Income from operations	118	13%	140	15%	(22)	(16)%
Interest expense, net	(22)	(2)%	(25)	(3)%	3	12%
Income before income taxes	96	10%	115	12%	(19)	(17)%
Income tax expense	(23)	(2)%	(18)	(2)%	(5)	(28)%
Net income	$73	8%	$97	10%	$(24)	(25)%
Adjusted EBITDA ⁽¹⁾	$163	17%	$172	18%	$(9)	(5)%
_________________________________________
NM - Percentage change is not meaningful.
(1)Adjusted EBITDA is a non-GAAP measure. See “Non-GAAP Measures” for details, including a reconciliation between net income and Adjusted EBITDA.
Components of Change in Net Revenues for the Three Months Ended June 30, 2025 vs. the Three Months Ended June 30, 2024

	Price	Volume/Mix		Total
		Retail	Non-Retail
Reynolds Cooking & Baking	4%	(5)%	2%	1%
Hefty Waste & Storage	(1)%	6%	—%	5%
Hefty Tableware	1%	(5)%	—%	(4)%
Presto Products	—%	1%	—%	1%
Total RCP	1%	(1)%	1%	1%

Total Net Revenues. Total net revenues increased by $8 million, or 1%, to $938 million. The increase was primarily driven by higher pricing related to both the pass through of higher commodity costs and the timing of promotional activities.

Cost of Sales. Cost of sales increased by $38 million to $712 million. The increase was primarily driven by higher material, manufacturing and logistics costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $20 million, or 17%, to $96 million, primarily due to lower personnel and advertising costs.

Other Expense, Net. Other expense, net was $12 million, reflecting costs to execute strategic initiatives and costs associated with our CEO transition.

Interest Expense, Net. Interest expense, net decreased by $3 million, or 12%, to $22 million. The decrease was primarily due to a lower outstanding principal balance as a result of voluntary principal payments made on our term loan facility.

Income Tax Expense. Our effective tax rate increased by 7.7%, from 16.0% for the three months ended June 30, 2024 to 23.7% for the three months ended June 30, 2025. The increase was primarily due to the recognition of a discrete tax benefit for the remeasurement of deferred tax liabilities in the second quarter of 2024.

Adjusted EBITDA. Adjusted EBITDA decreased by $9 million, or 5%, to $163 million. The decrease in Adjusted EBITDA was driven by lower retail volume and the timing of pricing actions relative to input cost increases, which were partially offset by lower selling, general and administrative expenses.
Segment Information
Reynolds Cooking & Baking

	For the Three Months Ended June 30,
(in millions, except for %)	2025	2024	Change	% Change
Retail net revenues	$244	$252	$(8)	(3)%
Non-retail net revenues	51	39	12	31%
Total segment net revenues	$295	$291	$4	1%
Segment Adjusted EBITDA	49	54	(5)	(9)%
Segment Adjusted EBITDA Margin	17%	19%

Total Segment Net Revenues. Reynolds Cooking & Baking total segment net revenues increased by $4 million, or 1%, to $295 million. The increase in net revenues was primarily due to higher pricing due to the pass through of higher commodity costs, as well as higher non-retail volume, partially offset by lower retail volume.
Adjusted EBITDA. Reynolds Cooking & Baking Adjusted EBITDA decreased by $5 million, or 9%, to $49 million. The decrease was driven by lower retail volumes and the timing of pricing actions relative to input cost increases.
Hefty Waste & Storage

	For the Three Months Ended June 30,
(in millions, except for %)	2025	2024	Change	% Change
Total segment net revenues	$255	$244	$11	5%
Segment Adjusted EBITDA	71	71	—	—%
Segment Adjusted EBITDA Margin	28%	29%

Total Segment Net Revenues. Hefty Waste & Storage total segment net revenues increased by $11 million, or 5%, to $255 million. The increase in net revenues was primarily due to increased volume.
Adjusted EBITDA. Hefty Waste & Storage Adjusted EBITDA was $71 million in both periods. The benefit of higher volume as well as lower selling, general and administrative expenses were fully offset by higher material, manufacturing and logistics costs.
Hefty Tableware

	For the Three Months Ended June 30,
(in millions, except for %)	2025	2024	Change	% Change
Total segment net revenues	$242	$251	$(9)	(4)%
Segment Adjusted EBITDA	35	39	(4)	(10)%
Segment Adjusted EBITDA Margin	14%	16%

Total Segment Net Revenues. Hefty Tableware total segment net revenues decreased by $9 million, or 4%, to $242 million. The decrease in net revenues was due to foam declines.
Adjusted EBITDA. Hefty Tableware Adjusted EBITDA decreased by $4 million, or 10%, to $35 million. The decrease in Adjusted EBITDA was due to lower foam volume and related costs.

Presto Products

	For the Three Months Ended June 30,
(in millions, except for %)	2025	2024	Change	% Change
Total segment net revenues	$153	$151	$2	1%
Segment Adjusted EBITDA	33	37	(4)	(11)%
Segment Adjusted EBITDA Margin	22%	25%

Total Segment Net Revenues. Presto Products total segment net revenues increased by $2 million, or 1%, to $153 million. The increase in net revenues was primarily due to increased volume.
Adjusted EBITDA. Presto Products Adjusted EBITDA decreased by $4 million, or 11%, to $33 million. The decrease in Adjusted EBITDA was primarily driven by higher operational costs associated with scaling new distribution.
Results of Operations – Six Months Ended June 30, 2025
The following discussion should be read in conjunction with our condensed consolidated financial statements included elsewhere in this Quarterly Report on Form 10-Q. Detailed comparisons of revenue and results are presented in the discussions of the operating segments, which follow our consolidated results discussion.
Certain discussions in this section provide a breakdown of net revenues between our retail and non-retail businesses. Our retail business net revenues consist of sales to grocery stores, mass merchants, warehouse clubs, discount chains, dollar stores, drug stores, home improvement stores, military outlets and eCommerce retailers. Our non-retail business net revenues consist of aluminum sales to food service customers, which were classified as related party revenues through March 31, 2025, and industrial customers.
Aggregation of Segment Revenue and Adjusted EBITDA

(in millions)	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Unallocated⁽[1]⁾	Total Reynolds Consumer Products
Net revenues for the six months ended June 30:
2025	$554	$496	$421	$296	$(11)	$1,756
2024	547	479	459	294	(15)	1,764
Adjusted EBITDA⁽²⁾ for the six months ended June 30:
2025	$87	$129	$52	$59	$(48)	$279
2024	86	138	69	66	(65)	294

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

Six Months Ended June 30, 2025 Compared with the Six Months Ended June 30, 2024
Total Reynolds Consumer Products

	For the Six Months Ended June 30,
(in millions, except for %)	2025	% of Revenue	2024	% of Revenue	Change	% Change
Net revenues	$1,739	99%	$1,726	98%	$13	1%
Related party net revenues	17	1%	38	2%	(21)	(55)%
Total net revenues	1,756	100%	1,764	100%	(8)	—%
Cost of sales	(1,341)	(76)%	(1,306)	(74)%	(35)	(3)%
Gross profit	415	24%	458	26%	(43)	(9)%
Selling, general and administrative expenses	(201)	(11)%	(227)	(13)%	26	11%
Other expense, net	(21)	(1)%	—	—%	(21)	NM %
Income from operations	193	11%	231	13%	(38)	(16)%
Interest expense, net	(42)	(2)%	(51)	(3)%	9	18%
Debt refinancing expense	(13)	(1)%	—	—%	(13)	NM %
Income before income taxes	138	8%	180	10%	(42)	(23)%
Income tax expense	(33)	(2)%	(35)	(2)%	2	6%
Net income	$105	6%	$145	8%	$(40)	(28)%
Adjusted EBITDA ⁽¹⁾	$279	16%	$294	17%	$(15)	(5)%
_________________________________________
NM - Percentage change is not meaningful.
(1)Adjusted EBITDA is a non-GAAP measure. See “Non-GAAP Measures” for details, including a reconciliation between net income and Adjusted EBITDA.
Components of Change in Net Revenues for the Six Months Ended June 30, 2025 vs. the Six Months Ended June 30, 2024

	Price	Volume/Mix		Total
		Retail	Non-Retail
Reynolds Cooking & Baking	3%	(4)%	2%	1%
Hefty Waste & Storage	(1)%	5%	—%	4%
Hefty Tableware	2%	(10)%	—%	(8)%
Presto Products	1%	—%	—%	1%
Total RCP	1%	(2)%	1%	—%

Total Net Revenues. Total net revenues decreased by $8 million to $1,756 million. The decrease was primarily driven by lower volume, mostly offset by higher pricing primarily related to the pass through of higher commodity costs and the timing of promotional activities.

Cost of Sales. Cost of sales increased by $35 million, or 3%, to $1,341 million. The increase was primarily driven by higher material, manufacturing and logistics costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $26 million, or 11%, to $201 million primarily due to lower personnel and advertising costs.

Other Expense, Net. Other expense, net was $21 million in the six months ended June 30, 2025, reflecting costs to execute strategic initiatives and costs associated with our CEO transition.

Interest Expense, Net. Interest expense, net decreased by $9 million, or 18%, to $42 million. The decrease was primarily due to a lower outstanding principal balance as a result of voluntary principal payments made on our term loan facility.

Debt Refinancing Expense. In connection with the refinancing of our senior secured term loan facility in March 2025, we recorded debt refinancing expense of $13 million in the six months ended June 30, 2025.

Income Tax Expense. Our effective tax rate increased by 4.7%, from 19.2% for the six months ended June 30, 2024 to 23.9% for the six months ended June 30, 2025. The increase was primarily due to the recognition of a discrete tax benefit for the remeasurement of deferred tax liabilities in the second quarter of 2024.
Adjusted EBITDA. Adjusted EBITDA decreased by $15 million, or 5%, to $279 million. The decrease in Adjusted EBITDA was primarily attributable to the timing of pricing actions relative to input cost increases and lower retail volume, partially offset by lower selling, general and administrative expenses.
Segment Information
Reynolds Cooking & Baking

	For the Six Months Ended June 30,
(in millions, except for %)	2025	2024	Change	% Change
Retail net revenues	$450	$470	$(20)	(4)%
Non-retail net revenues	104	77	27	35%
Total segment net revenues	$554	$547	$7	1%
Segment Adjusted EBITDA	87	86	1	1%
Segment Adjusted EBITDA Margin	16%	16%

Total Segment Net Revenues. Reynolds Cooking & Baking total segment net revenues increased by $7 million, or 1%, to $554 million. The increase in net revenues was primarily due to higher pricing driven by the pass through of higher commodity costs and higher non-retail volume, partially offset by lower retail volume.
Adjusted EBITDA. Reynolds Cooking & Baking Adjusted EBITDA increased by $1 million, or 1%, to $87 million. The increase in Adjusted EBITDA was primarily driven by the benefit of higher revenue partially offset by higher material, manufacturing and logistics costs.
Hefty Waste & Storage

	For the Six Months Ended June 30,
(in millions, except for %)	2025	2024	Change	% Change
Total segment net revenues	$496	$479	$17	4%
Segment Adjusted EBITDA	129	138	(9)	(7)%
Segment Adjusted EBITDA Margin	26%	29%

Total Segment Net Revenues. Hefty Waste & Storage total segment net revenues increased by $17 million, or 4%, to $496 million. The increase in net revenues was primarily driven by increased volume, partially offset by lower pricing driven by the timing of promotional activities.
Adjusted EBITDA. Hefty Waste & Storage Adjusted EBITDA decreased by $9 million, or 7%, to $129 million. The decrease in Adjusted EBITDA was primarily driven by higher material, manufacturing and logistics costs, partially offset by higher volume as well as lower selling, general and administrative expenses.

Hefty Tableware

	For the Six Months Ended June 30,
(in millions, except for %)	2025	2024	Change	% Change
Total segment net revenues	$421	$459	$(38)	(8)%
Segment Adjusted EBITDA	52	69	(17)	(25)%
Segment Adjusted EBITDA Margin	12%	15%

Total Segment Net Revenues. Hefty Tableware total segment net revenues decreased by $38 million, or 8%, to $421 million. The decrease in net revenues was due to foam declines.
Adjusted EBITDA. Hefty Tableware Adjusted EBITDA decreased by $17 million, or 25%, to $52 million. The decrease in Adjusted EBITDA was due to lower foam volume and related costs.
Presto Products

	For the Six Months Ended June 30,
(in millions, except for %)	2025	2024	Change	% Change
Total segment net revenues	$296	$294	$2	1%
Segment Adjusted EBITDA	59	66	(7)	(11)%
Segment Adjusted EBITDA Margin	20%	22%

Total Segment Net Revenues. Presto Products total segment net revenues increased by $2 million, to $296 million. The increase in net revenues was primarily driven by higher pricing largely as a result of the pass through of higher commodity costs.
Adjusted EBITDA. Presto Products Adjusted EBITDA decreased by $7 million, or 11%, to $59 million. The decrease in Adjusted EBITDA was primarily driven by higher operational costs associated with scaling new distribution.

Liquidity and Capital Resources
Our principal sources of liquidity are existing cash and cash equivalents, cash generated from operating activities and available borrowings under the Revolving Facility.
The following table discloses our cash flows for the periods presented:

	For the Six Months Ended June 30,
(in millions)	2025	2024
Net cash provided by operating activities	$147	$183
Net cash used in investing activities	(79)	(48)
Net cash used in financing activities	(148)	(149)
Decrease in cash and cash equivalents	$(80)	$(14)

Cash provided by operating activities
Net cash from operating activities decreased by $36 million to $147 million in the six months ended June 30, 2025. The decrease was primarily driven by lower net income.
Cash used in investing activities
Net cash used in investing activities increased by $31 million to $79 million. The increase was driven by an increase in cash outlays for capital expenditures.
Cash used in financing activities
Net cash used in financing activities decreased by $1 million to $148 million.
External Debt Facilities
Our External Debt Facilities consist of a senior secured term loan facility (“Term Loan Facility”) and a $700 million senior secured revolving credit facility (“Revolving Facility”) in a syndicated loan arrangement. During March 2025, we amended the Term Loan Facility, replacing the then-existing facility, which was originally set to mature in February 2027, with a new $1,645 million facility maturing in March 2032 (“Amendment No. 4”). Other than the new maturity date and the recommencement of quarterly amortization payments, the material terms of our External Debt Facilities remain unchanged as a result of Amendment No. 4.
As of June 30, 2025, the outstanding balance under the Term Loan Facility was $1,640 million. As of June 30, 2025, we had no outstanding borrowings under the Revolving Facility, and we had $7 million of letters of credit outstanding, which reduces the borrowing capacity under the Revolving Facility.
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
The aggregate notional amount of interest rate swaps in effect as of June 30, 2025 was $1,150 million, and the SOFR is fixed at an annual rate of 0.40% to 3.40% (for an annual effective interest rate of 2.15% to 5.15%, including margin). These interest rate swaps hedge a portion of the interest rate exposure resulting from borrowings under our Term Loan Facility for less than one year.
Additionally, during the three months ended June 30, 2025, we entered into additional interest rate swaps with forward start dates beginning in February 2026, that had an aggregate notional value of $900 million, which fixes the SOFR to an annual rate of 3.33% to 3.41% (for an annual effective interest rate of 5.08% to 5.16%, including margin). These interest rate swaps with forward start dates have maturity dates between March 2028 and March 2031.
Prepayments
The Term Loan Facility contains customary mandatory prepayments, including with respect to excess cash flow, asset sale proceeds and proceeds from certain incurrences of indebtedness.
The Borrower may voluntarily repay outstanding loans under the Term Loan Facility at any time without premium or penalty, other than customary breakage costs with respect to SOFR based loans.
During the six months ended June 30, 2025, prior to Amendment No. 4, we made voluntary principal payments of $50 million related to our Term Loan Facility, which were applied to the outstanding principal balance due at maturity.
Amortization and maturity
The Term Loan Facility matures in March 2032. The Term Loan Facility amortizes in equal quarterly installments of $4 million, which commenced in June 2025, with the balance payable on maturity.
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
Accounts Receivable Factoring
We are party to a factoring agreement with JP Morgan Chase Bank, N.A. to sell certain accounts receivable up to $95 million. Factored receivables as of June 30, 2025 were $50 million. Transactions under this agreement are accounted for as sales of accounts receivable, and the receivables sold are removed from the condensed consolidated balance sheet at the time of the sales transaction. We classify proceeds received from sales of accounts receivable as an operating cash flow in the condensed consolidated statement of cash flows. We record the discount as other expense, net in the condensed consolidated statement of income.
Supply Chain Financing
We have a voluntary Supply Chain Finance program (the “SCF”) with a global financial institution. All outstanding amounts related to suppliers participating in the SCF are recorded within accounts payable in our condensed consolidated balance sheet and associated payments are included as an operating cash flow in the condensed consolidated statement of cash flows. As of June 30, 2025 and December 31, 2024, the amount of obligations outstanding that we have confirmed as valid under the SCF was $9 million and $12 million, respectively.
Dividends
During the three and six months ended June 30, 2025, cash dividends of $0.23 and $0.46 per share, respectively, were declared and paid. On July 24, 2025, a quarterly cash dividend of $0.23 per share was declared and is to be paid on August 29, 2025. We expect to continue paying cash dividends on a quarterly basis; however, future dividends are at the discretion of our Board of Directors and will depend upon our earnings, capital requirements, financial condition, contractual limitations (including under the External Debt Facilities) and other factors.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
See “Item 7A: Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. During the six months ended June 30, 2025, there have been no material changes in our exposure to market risk.
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
In connection with the preparation of this report, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2025, our disclosure controls and procedures were effective.
b)Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
During the three months ended June 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as identified in Item 408(c) of Regulation S-K).

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
10.1
Separation Agreement and Release of All Claims, dated as of May 8, 2025, between Reynolds Consumer Products LLC and Rachel Bishop (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on May 14, 2025)

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
July 30, 2025