Form 10-Q
period 2025-09-30
Reynolds Consumer Products Inc.
filed 2025-10-29
CIK 1786431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________________________________________________________________
FORM 10-Q
_______________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 24, 2025, the registrant had 210,329,618 shares of common stock, $0.001 par value per share, outstanding.

i

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “intends,” “outlook,” “forecast,” “position,” “committed,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “model,” “assumes,” “confident,” “look forward,” “potential,” “on track,” or “continue,” or the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth and recovery of profitability, management of costs and other disruptions and other strategies, and anticipated trends in our business, including expected levels of commodity costs and volume. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including those risks and uncertainties discussed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2024 and as updated in our Quarterly Reports on Form 10-Q. You should specifically consider the numerous risks outlined in the “Risk Factors” sections. These risks and uncertainties include factors related to:

•changes in consumer preferences, lifestyle, economic circumstances and environmental concerns, as well as changes in current or future laws and regulations related to environmental matters;
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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Reynolds Consumer Products Inc.
Condensed Consolidated Statements of Income
(in millions, except for per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net revenues	$931	$892	$2,670	$2,618
Related party net revenues	—	18	17	57
Total net revenues	931	910	2,687	2,675
Cost of sales	(698)	(671)	(2,039)	(1,977)
Gross profit	233	239	648	698
Selling, general and administrative expenses	(99)	(101)	(300)	(329)
Other expense, net	(11)	—	(32)	—
Income from operations	123	138	316	369
Interest expense, net	(21)	(25)	(63)	(76)
Debt refinancing expense	—	—	(13)	—
Income before income taxes	102	113	240	293
Income tax expense	(23)	(27)	(56)	(62)
Net income	$79	$86	$184	$231

Earnings per share:
Basic	$0.38	$0.41	$0.87	$1.10
Diluted	$0.38	$0.41	$0.87	$1.10

Weighted average shares outstanding:
Basic	210.3	210.1	210.3	210.1
Effect of dilutive securities	0.1	0.2	—	0.1
Diluted	210.4	210.3	210.3	210.2

See accompanying notes to the condensed consolidated financial statements.

Reynolds Consumer Products Inc.
Condensed Consolidated Statements of Comprehensive Income
(in millions)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2025	2024	2025	2024
Net income	$79	$86	$184	$231
Other comprehensive (loss) income, net of income taxes:
Currency translation adjustment	(1)	1	1	—
Employee benefit plans	(1)	(1)	(4)	(4)
Derivative instruments	(4)	(17)	(14)	(12)
Other comprehensive loss, net of income taxes	(6)	(17)	(17)	(16)
Comprehensive income	$73	$69	$167	$215

See accompanying notes to the condensed consolidated financial statements.

Reynolds Consumer Products Inc.
Condensed Consolidated Balance Sheets
(in millions, except for per share data)

	(Unaudited) As of September 30, 2025	As of December 31, 2024
Assets
Cash and cash equivalents	$53	$137
Accounts receivable (net of allowance for doubtful accounts of $1 and $1)	351	337
Other receivables	14	7
Related party receivables	—	6
Inventories	639	567
Other current assets	27	47
Total current assets	1,084	1,101
Property, plant and equipment (net of accumulated depreciation of $1,022 and $961)	801	758
Operating lease right-of-use assets, net	104	90
Goodwill	1,895	1,895
Intangible assets, net	951	972
Other assets	61	57
Total assets	$4,896	$4,873
Liabilities
Accounts payable	$364	$319
Related party payables	—	34
Current portion of long-term debt	16	—
Current operating lease liabilities	23	20
Income taxes payable	1	5
Accrued and other current liabilities	155	161
Total current liabilities	559	539
Long-term debt	1,613	1,686
Long-term operating lease liabilities	86	73
Deferred income taxes	350	342
Long-term postretirement benefit obligation	14	14
Other liabilities	94	77
Total liabilities	$2,716	$2,731
Commitments and contingencies (Note 7)
Stockholders’ equity
Common stock, $0.001 par value; 2,000 shares authorized; 210.3 shares issued and outstanding	—	—
Additional paid-in capital	1,429	1,413
Accumulated other comprehensive income	18	35
Retained earnings	733	694
Total stockholders’ equity	2,180	2,142
Total liabilities and stockholders’ equity	$4,896	$4,873

See accompanying notes to the condensed consolidated financial statements.

Reynolds Consumer Products Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in millions, except for per share data)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
Balance as of December 31, 2023	$—	$1,396	$537	$50	$1,983
Net income	—	—	49	—	49
Other comprehensive income, net of income taxes	—	—	—	3	3
Dividends ($0.23 per share declared and paid)	—	—	(48)	—	(48)
Other	—	3	(1)	—	2
Balance as of March 31, 2024	$—	$1,399	$537	$53	$1,989
Net income	—	—	97	—	97
Other comprehensive loss, net of income taxes	—	—	—	(2)	(2)
Dividends ($0.23 per share declared and paid)	—	—	(48)	—	(48)
Other	—	5	(1)	—	4
Balance as of June 30, 2024	$—	$1,404	$585	$51	$2,040
Net income	—	—	86	—	86
Other comprehensive loss, net of income taxes	—	—	—	(17)	(17)
Dividends ($0.23 per share declared and paid)	—	—	(48)	—	(48)
Other	—	5	(1)	—	4
Balance as of September 30, 2024	$—	$1,409	$622	$34	$2,065

Balance as of December 31, 2024	$—	$1,413	$694	$35	$2,142
Net income	—	—	31	—	31
Other comprehensive loss, net of income taxes	—	—	—	(6)	(6)
Dividends ($0.23 per share declared and paid)	—	—	(48)	—	(48)
Other	—	4	(1)	—	3
Balance as of March 31, 2025	$—	$1,417	$676	$29	$2,122
Net income	—	—	73	—	73
Other comprehensive loss, net of income taxes	—	—	—	(5)	(5)
Dividends ($0.23 per share declared and paid)	—	—	(48)	—	(48)
Other	—	5	1	—	6
Balance as of June 30, 2025	$—	$1,422	$702	$24	$2,148
Net income	—	—	79	—	79
Other comprehensive loss, net of income taxes	—	—	—	(6)	(6)
Dividends ($0.23 per share declared and paid)	—	—	(48)	—	(48)
Other	—	7	—	—	7
Balance as of September 30, 2025	$—	$1,429	$733	$18	$2,180
See accompanying notes to the condensed consolidated financial statements.

Reynolds Consumer Products Inc.
Condensed Consolidated Statements of Cash Flows
(in millions)
(Unaudited)

	Nine Months Ended September 30,
	2025	2024
Cash provided by operating activities
Net income	$184	$231
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	100	96
Deferred income taxes	12	(10)
Stock compensation expense	18	14
Change in assets and liabilities:
Accounts receivable, net	(7)	8
Other receivables	(7)	4
Related party receivables	(1)	1
Inventories	(73)	(100)
Accounts payable	23	119
Related party payables	(9)	(6)
Income taxes payable / receivable	(4)	(20)
Accrued and other current liabilities	(5)	(26)
Other assets and liabilities	9	(4)
Net cash provided by operating activities	240	307
Cash used in investing activities
Acquisition of property, plant and equipment	(124)	(79)
Net cash used in investing activities	(124)	(79)
Cash used in financing activities
Repayment of long-term debt	(58)	(100)
Dividends paid	(144)	(144)
Proceeds from term loan refinancing(1)	743	—
Repayments of existing term loan(1)	(743)	—
Other financing activities	2	(3)
Net cash used in financing activities	(200)	(247)
Net decrease in cash and cash equivalents	(84)	(19)
Cash and cash equivalents at beginning of period	137	115
Cash and cash equivalents at end of period	$53	$96

Cash paid:
Interest - long-term debt, net of interest rate swaps	62	76
Income taxes	47	91
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
Non-Cash Lease Transactions:
We recorded $31 million and $32 million in new operating lease right-of-use assets obtained in exchange for lease liabilities during the nine months ended September 30, 2025 and September 30, 2024, respectively.

Supply Chain Financing:

We have a voluntary Supply Chain Finance program (the “SCF”) with a global financial institution. All outstanding amounts related to suppliers participating in the SCF are recorded within accounts payable in our condensed consolidated balance sheet and associated payments are included as an operating cash flow in the condensed consolidated statement of cash flows. As of September 30, 2025 and December 31, 2024, the amount of obligations outstanding that we have confirmed as valid under the SCF was $10 million and $12 million, respectively.

Accounts Receivable Factoring:

We are party to a factoring agreement with JP Morgan Chase Bank, N.A. to sell certain accounts receivable up to $95 million. We had no factored receivables as of September 30, 2025. Transactions under this agreement are accounted for as sales of accounts receivable, and the receivables sold are removed from the condensed consolidated balance sheet at the time of the sales transaction. We classify proceeds received from sales of accounts receivable as an operating cash flow in the condensed consolidated statement of cash flows. We record the discount as other expense, net in the condensed consolidated statement of income.

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
In September 2025, FASB issued ASU 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40), which updates the accounting for internal-use software costs by increasing the operability of the recognition guidance considering different methods of software development. This ASU is effective for annual reporting periods beginning after December 15, 2027, and interim reporting periods within those annual reporting periods, with early adoption permitted. We are currently assessing the impact of this standard on our consolidated financial statements.
Tax Reform
On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act (“OBBBA”) which includes, among other provisions, changes to the U.S. corporate income tax system, including the allowance of 100% expensing of qualified asset expenditures, immediate expensing of qualifying domestic research and development expenses and permanent extensions of certain other provisions within the Tax Cuts and Jobs Act. Certain provisions are effective for 2025, beginning January 19, 2025. The enactment did not have a material impact on our effective tax rate for the three and nine months ended September 30, 2025.
Note 3 – Inventories
Inventories consisted of the following:

	September 30, 2025	December 31, 2024
	(in millions)
Raw materials	$129	$129
Work in progress	68	60
Finished goods	378	318
Spare parts	64	60
Inventories	$639	$567

Note 4 – Debt
Long-term debt consisted of the following:

	September 30, 2025	December 31, 2024
	(in millions)
Term loan facility	$1,636	$1,695
Deferred financing transaction costs	(7)	(8)
Original issue discounts	—	(1)
	1,629	1,686
Less: current portion	(16)	—
Long-term debt	$1,613	$1,686
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
In connection with Amendment No. 4 to our syndicated loan arrangement, we evaluated the accounting treatment of deferred and new debt transaction costs on a creditor-by-creditor basis in accordance with GAAP. This analysis resulted in the recognition of a debt refinancing expense of $13 million during the nine months ended September 30, 2025, comprised of $12 million of new fees allocated to modified loans and $1 million of deferred financing transaction costs and original issue discount expensed related to extinguished loans. This expense is presented separately in our condensed consolidated statements of income.
Additionally, during the nine months ended September 30, 2025, we capitalized $1 million of qualifying financing-related costs associated with Amendment No. 4. These costs, along with $7 million of remaining deferred financing transaction costs, will be amortized over the remaining term of the Term Loan Facility, subject to acceleration for early term loan principal payments.
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
Term Loan Facility
The Term Loan Facility matures in March 2032. The Term Loan Facility amortizes in equal quarterly installments of $4 million, which commenced in June 2025, with the balance payable on maturity. During the nine months ended September 30, 2025, prior to Amendment No. 4, we made voluntary principal payments of $50 million related to our Term Loan Facility.

Revolving Facility
The Revolving Facility matures in October 2029 and includes a sub-facility for letters of credit. As of September 30, 2025, we had no outstanding borrowings under the Revolving Facility, and we had $7 million of letters of credit outstanding, which reduces the borrowing capacity under the Revolving Facility.
Fair Value of Our Long-Term Debt
The fair value of our long-term debt as of September 30, 2025, which is a Level 2 fair value measurement, approximates the carrying value due to the variable market interest rate and the stability of our credit profile.
Note 5 - Financial Instruments
Interest Rate Derivatives
We have entered into a series of interest rate swaps to fix the SOFR of our External Debt Facilities.
The aggregate notional amount of interest rate swaps in effect as of September 30, 2025 and December 31, 2024 was $1,000 million and $1,150 million, respectively. The SOFR of the swaps in effect as of September 30, 2025 was fixed at an annual rate of 2.66% to 3.40% (for an annual effective interest rate of 4.41% to 5.15%, including margin). These interest rate swaps that are in effect have maturity dates of less than one year, and a weighted average effective rate of 4.71%.
Additionally, during the nine months ended September 30, 2025, we entered into additional interest rate swaps with forward start dates beginning in February 2026, that had an aggregate notional value of $900 million, which fixes the SOFR to an annual rate of 3.33% to 3.41% (for an annual effective interest rate of 5.08% to 5.16%, including margin). These interest rate swaps with forward start dates have maturity dates between March 2028 and March 2031, and a weighted average effective rate of 5.12%.
The interest rate swaps outstanding as of September 30, 2025 hedge a portion of the interest rate exposure resulting from borrowings under our Term Loan Facility. We have classified these instruments as cash flow hedges. The effective portion of the gain or loss on the open hedging instrument is recorded in accumulated other comprehensive income and is reclassified into earnings as interest expense, net when settled. The associated asset or liability on the open hedges is recorded at its fair value in other assets or other liabilities, as applicable. The fair value of the interest rate swaps was determined using a discounted cash flow method based on market-based swap yield curves, taking into account current interest rates, and is classified as Level 2 within the fair value hierarchy.
The fair value of the assets and liabilities associated with our interest rate swaps, as reflected gross in the condensed consolidated balance sheets, were as follows:

	As of September 30, 2025	As of December 31, 2024
	(in millions)
Assets:
Other current assets	$4	$15
Other assets	—	1
Total assets	$4	$16

Liabilities:
Other liabilities	3	—
Total liabilities	$3	$—

Note 6 – Stock-based Compensation
Our equity incentive plan was established in 2020, for purposes of granting stock-based compensation awards to certain members of our senior management, our non-executive directors and to certain employees, to incentivize their performance and align their interests with ours. We have granted restricted stock units (“RSUs”) to certain employees and non-employee directors that have a service-based vesting condition. In addition, we have granted performance stock units (“PSUs”) to certain members of management that have a performance-based vesting condition. We account for forfeitures of outstanding but unvested grants in the period they occur. A maximum of 10.5 million shares of common stock were initially available for issuance under equity incentive awards granted pursuant to the plan. In the three and nine months ended September 30, 2025, 0.2 million and 0.8 million RSUs and zero and 0.4 million PSUs were granted, respectively.
As of September 30, 2025, there were stock-based compensation awards representing 2.1 million shares outstanding compared to 1.3 million shares outstanding as of December 31, 2024. Stock-based compensation expense was $7 million and $18 million for the three and nine months ended September 30, 2025, respectively, compared to $5 million and $14 million in the comparable prior year periods.
Note 7 – Commitments and Contingencies
Legal Proceedings:
We are from time to time party to litigation, legal proceedings and tax examinations arising from our operations. Most of these matters involve allegations of damages against us related to employment matters, consumer complaints, advertising/labeling claims, personal injury claims and commercial or contractual disputes. We record estimates for claims and proceedings that constitute a present obligation when it is probable that an outflow of resources will be required to settle the obligation and a reliable estimate of such obligation can be made. While it is not possible to predict the outcome of any of these matters, based on our assessment of the facts and circumstances as of September 30, 2025, we do not believe any of these matters, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows. However, actual outcomes may differ from those expected and could have a material effect on our financial position, results of operations or cash flows in a future period.

Note 8 – Accumulated Other Comprehensive Income
The following table summarizes the changes in our balances of each component of accumulated other comprehensive income.

(In millions)	Currency Translation Adjustments	Employee Benefit Plans	Derivative Instruments	Accumulated Other Comprehensive Income
Balance as of December 31, 2023	$(7)	$34	$23	$50
Gain (loss) arising during the period	(1)	—	15	14
Reclassification to earnings	—	(1)	(8)	(9)
Effect of deferred taxes	—	—	(2)	(2)
Balance as of March 31, 2024	$(8)	$33	$28	$53
Gain arising during the period	—	—	8	8
Reclassification to earnings	—	(2)	(8)	(10)
Effect of deferred taxes	—	—	—	—
Balance as of June 30, 2024	$(8)	$31	$28	$51
Gain (loss) arising during the period	1	—	(13)	(12)
Reclassification to earnings	—	(1)	(9)	(10)
Effect of deferred taxes	—	—	5	5
Balance as of September 30, 2024	$(7)	$30	$11	$34

Balance as of December 31, 2024	$(10)	$31	$14	$35
Gain (loss) arising during the period	—	—	—	—
Reclassification to earnings	—	(1)	(7)	(8)
Effect of deferred taxes	—	—	2	2
Balance as of March 31, 2025	$(10)	$30	$9	$29
Gain (loss) arising during the period	2	—	(1)	1
Reclassification to earnings	—	(2)	(6)	(8)
Effect of deferred taxes	—	—	2	2
Balance as of June 30, 2025	$(8)	$28	$4	$24
Loss arising during the period	(1)	—	—	(1)
Reclassification to earnings	—	(1)	(5)	(6)
Effect of deferred taxes	—	—	1	1
Balance as of September 30, 2025	$(9)	$27	$—	$18

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
Hefty Tableware
Our Hefty Tableware segment sells both branded and store brand disposable and compostable plates, bowls, platters, cups and cutlery. Our Hefty branded products include dishes, party cups and cutlery.
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
Transactions between segments are at negotiated prices.

	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Segment Total	Unallocated(1)	Total
Three Months Ended September 30, 2025	(in millions)
Net revenues	$308	$265	$200	$159	$932	$(1)	$931
Intersegment revenues	—	1	—	4	5	(5)	—
Total segment net revenues	$308	$266	$200	$163	$937	$(6)	$931
Other segment items(2)	(255)	(192)	(171)	(128)	(746)
Adjusted EBITDA	53	74	29	35	191
Depreciation and amortization	10	5	5	5	25	9	34

	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Segment Total	Unallocated(1)	Total
Three Months Ended September 30, 2024	(in millions)
Net revenues	$294	$250	$222	$147	$913	$(3)	$910
Intersegment revenues	—	3	—	3	6	(6)	—
Total segment net revenues	$294	$253	$222	$150	$919	$(9)	$910
Other segment items(2)	(244)	(181)	(196)	(117)	(738)
Adjusted EBITDA	50	72	26	33	181
Depreciation and amortization	8	6	6	5	25	8	33

	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Segment Total	Unallocated(1)	Total
Nine Months Ended September 30, 2025	(in millions)
Net revenues	$862	$755	$622	$451	$2,690	$(3)	$2,687
Intersegment revenues	—	6	—	9	15	(15)	—
Total segment net revenues	$862	$761	$622	$460	$2,705	$(18)	$2,687
Other segment items(2)	(722)	(558)	(541)	(366)	(2,187)
Adjusted EBITDA	140	203	81	94	518
Depreciation and amortization	28	15	16	15	74	26	100

	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Segment Total	Unallocated(1)	Total
Nine Months Ended September 30, 2024	(in millions)
Net revenues	$841	$724	$681	$435	$2,681	$(6)	$2,675
Intersegment revenues	—	8	—	9	17	(17)	—
Total segment net revenues	$841	$732	$681	$444	$2,698	$(23)	$2,675
Other segment items(2)	(705)	(522)	(586)	(345)	(2,158)
Adjusted EBITDA	136	210	95	99	540
Depreciation and amortization	24	16	14	16	70	26	96
Segment assets consisted of the following:

	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Segment Total	Unallocated(1)	Total
	(in millions)
As of September 30, 2025	$633	$308	$257	$261	$1,459	$3,437	$4,896
As of December 31, 2024	563	282	259	252	1,356	3,517	4,873

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

(2)Other segment items reflected in Segment Adjusted EBITDA primarily include cost of sales (including input, manufacturing and logistics costs), salaries and benefits, advertising expenses and professional fees. The CODM allocates resources and assesses performance on a consolidated level for these other segment items.

The following table presents a reconciliation of total segment Adjusted EBITDA to GAAP income before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)		(in millions)
Segment Adjusted EBITDA	$191	$181	$518	$540
Corporate / unallocated expenses	(23)	(10)	(71)	(75)
	168	171	447	465
Adjustments to reconcile to GAAP income before income taxes
Depreciation and amortization	(34)	(33)	(100)	(96)
Interest expense, net	(21)	(25)	(63)	(76)
Debt refinancing expense(1)	—	—	(13)	—
Costs to execute strategic initiatives(2)	(5)	—	(17)	—
CEO transition costs(3)	(6)	—	(14)	—
Consolidated GAAP income before income taxes	$102	$113	$240	$293
(1)    Reflects the expense recorded related to our March 2025 Term Loan Facility refinancing.
(2)    Reflects costs related to the execution of cost savings and revenue growth strategic initiatives.
(3)    Reflects compensation and other costs related to the CEO transition effective January 1, 2025.
Information in Relation to Products
Net revenues by product line are as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)		(in millions)
Waste and storage products (1)	$429	$403	$1,221	$1,176
Cooking products	308	294	862	841
Tableware	200	222	622	681
Unallocated	(6)	(9)	(18)	(23)
Net revenues	$931	$910	$2,687	$2,675

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
For each of the three and nine months ended September 30, 2025, revenues from products sold to PEI Group as a related party were zero and $17 million, respectively, compared to $18 million and $57 million for the three and nine months ended September 30, 2024, respectively. For the three and nine months ended September 30, 2025, products purchased from PEI Group as a related party were zero and $51 million, respectively, compared to $83 million and $246 million for the three and nine months ended September 30, 2024, respectively. For the three and nine months ended September 30, 2025, PEI Group as a related party charged us freight and warehousing costs of zero and $4 million, respectively, compared to $6 million and $22 million for the three and nine months ended September 30, 2024, respectively, which were included in cost of sales. The resulting related party receivables and payables were settled regularly in the normal course of business.
Furthermore, $36 million of the dividends paid during each of the three months ended September 30, 2025 and September 30, 2024, and $107 million of the dividends paid during each of the nine months ended September 30, 2025 and September 30, 2024, were paid to PFL.

Note 11 – Subsequent Events
Quarterly Cash Dividend
On October 23, 2025, our Board of Directors approved a cash dividend of $0.23 per common share to be paid on November 28, 2025 to shareholders of record on November 14, 2025.
External Debt Facilities
Subsequent to September 30, 2025, we made a voluntary principal payment of $50 million related to our Term Loan Facility, which was applied against future quarterly amortization payments.
Except as described above, there have been no events subsequent to September 30, 2025 which would require recognition or disclosure in these condensed consolidated financial statements.

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
Overview
Total net revenues increased 2% in the three months ended September 30, 2025 compared to the same period in 2024. The revenue increase was due to higher pricing primarily as a result of pass through of higher input costs, partially offset by lower volume.
Total net revenues were relatively flat in the nine months ended September 30, 2025 compared to the same period in 2024 due to higher pricing as a result of pass through of higher input costs offset by lower volume.
During the three months ended September 30, 2025, our net income decreased by 8% compared to the same period in 2024, primarily driven by costs to execute strategic initiatives and CEO transition costs. These factors were partially offset by lower selling, general and administrative expenses, lower interest expense and lower income tax expense.
During the nine months ended September 30, 2025, our net income decreased by 20% compared to the same period in 2024, primarily driven by costs to execute strategic initiatives, CEO transition costs, debt refinancing expense and lower retail volume. These factors were partially offset by lower selling, general and administrative expenses and lower interest expense.
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

The following table presents a reconciliation of our net income, the most directly comparable GAAP financial measure, to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
	(in millions)		(in millions)
Net income – GAAP	$79	$86	$184	$231
Income tax expense	23	27	56	62
Interest expense, net	21	25	63	76
Debt refinancing expense(1)	—	—	13	—
Depreciation and amortization	34	33	100	96
Costs to execute strategic initiatives(2)	5	—	17	—
CEO transition costs(3)	6	—	14	—
Adjusted EBITDA (Non-GAAP)	$168	$171	$447	$465
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
The following table presents a reconciliation of our net income and diluted EPS, the most directly comparable GAAP financial measure, to Adjusted Net Income and Adjusted Diluted EPS:

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
(in millions, except for per share data)	Net Income	Diluted Shares	Diluted EPS	Net Income	Diluted Shares	Diluted EPS
As Reported - GAAP	$79	210.4	$0.38	$86	210.3	$0.41
Adjustments:
Costs to execute strategic initiatives(1)	4	210.4	0.02	—	210.3	—
CEO transition costs(1)	5	210.4	0.02	—	210.3	—
Adjusted (Non-GAAP)	$88	210.4	$0.42	$86	210.3	$0.41
(1)    Amounts are after tax, calculated based on the applicable tax treatment of each adjustment, using a normalized effective tax rate of 23.7% for deductible items and 0% for non-deductible items.

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
(in millions, except for per share data)	Net Income	Diluted Shares	Diluted EPS	Net Income	Diluted Shares	Diluted EPS
As Reported - GAAP	$184	210.3	$0.87	$231	210.2	$1.10
Adjustments:
Debt refinancing expense(1)	10	210.3	0.05	—	210.2	—
Costs to execute strategic initiatives(1)	13	210.3	0.06	—	210.2	—
CEO transition costs(1)	13	210.3	0.06	—	210.2	—
Adjusted (Non-GAAP)	$220	210.3	$1.05	$231	210.2	$1.10
(1)    Amounts are after tax, calculated based on the applicable tax treatment of each adjustment, using a normalized effective tax rate of 23.7% for deductible items and 0% for non-deductible items.

Results of Operations – Three Months Ended September 30, 2025
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
Aggregation of Segment Revenue and Adjusted EBITDA

(in millions)	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Unallocated⁽[1]⁾	Total Reynolds Consumer Products
Net revenues for the three months ended September 30:
2025	$308	$266	$200	$163	$(6)	$931
2024	294	253	222	150	(9)	910
Adjusted EBITDA⁽²⁾ for the three months ended September 30:
2025	$53	$74	$29	$35	$(23)	$168
2024	50	72	26	33	(10)	171

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

Three Months Ended September 30, 2025 Compared with the Three Months Ended September 30, 2024
Total Reynolds Consumer Products

	For the Three Months Ended September 30,
(in millions, except for %)	2025	% of Revenue	2024	% of Revenue	Change	% Change
Net revenues	$931	100%	$892	98%	$39	4%
Related party net revenues	—	—%	18	2%	(18)	NM
Total net revenues	931	100%	910	100%	21	2%
Cost of sales	(698)	(75)%	(671)	(74)%	(27)	(4)%
Gross profit	233	25%	239	26%	(6)	(3)%
Selling, general and administrative expenses	(99)	(11)%	(101)	(11)%	2	2%
Other expense, net	(11)	(1)%	—	—%	(11)	NM
Income from operations	123	13%	138	15%	(15)	(11)%
Interest expense, net	(21)	(2)%	(25)	(3)%	4	16%
Income before income taxes	102	11%	113	12%	(11)	(10)%
Income tax expense	(23)	(2)%	(27)	(3)%	4	15%
Net income	$79	8%	$86	9%	$(7)	(8)%
Adjusted EBITDA ⁽¹⁾	$168	18%	$171	19%	$(3)	(2)%
_________________________________________
NM - Percentage change is not meaningful.
(1)Adjusted EBITDA is a non-GAAP measure. See “Non-GAAP Measures” for details, including a reconciliation between net income and Adjusted EBITDA.
Components of Change in Net Revenues for the Three Months Ended September 30, 2025 vs. the Three Months Ended September 30, 2024

	Price	Volume/Mix		Total
		Retail	Non-Retail
Reynolds Cooking & Baking	9%	(3)%	(1)%	5%
Hefty Waste & Storage	—%	5%	—%	5%
Hefty Tableware	3%	(13)%	—%	(10)%
Presto Products	—%	9%	—%	9%
Total RCP	4%	(2)%	—%	2%

Total Net Revenues. Total net revenues increased by $21 million, or 2%, to $931 million. The increase was primarily driven by higher pricing related to the pass through of higher input costs, partially offset by lower retail volume.

Cost of Sales. Cost of sales increased by $27 million, or 4%, to $698 million. The increase was primarily driven by higher input and manufacturing costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $2 million, or 2%, to $99 million.

Other Expense, Net. Other expense, net was $11 million, reflecting costs to execute strategic initiatives and costs associated with our CEO transition.

Interest Expense, Net. Interest expense, net decreased by $4 million, or 16%, to $21 million. The decrease was primarily due to a lower outstanding principal balance as a result of voluntary principal payments made on our term loan facility.

Income Tax Expense. We recognized income tax expense of $23 million on income before income taxes of $102 million (an effective tax rate of 22.4%) for the three months ended September 30, 2025 compared to income tax expense of $27 million on income before income taxes of $113 million (an effective tax rate of 24.1%) for the three months ended September 30, 2024.

Adjusted EBITDA. Adjusted EBITDA decreased by $3 million, or 2%, to $168 million. The decrease in Adjusted EBITDA was driven by lower volume, partially offset by the timing of pricing actions relative to cost increases.
Segment Information
Reynolds Cooking & Baking

	For the Three Months Ended September 30,
(in millions, except for %)	2025	2024	Change	% Change
Retail net revenues	$241	$240	$1	—%
Non-retail net revenues	67	54	13	24%
Total segment net revenues	$308	$294	$14	5%
Segment Adjusted EBITDA	53	50	3	6%
Segment Adjusted EBITDA Margin	17%	17%

Total Segment Net Revenues. Reynolds Cooking & Baking total segment net revenues increased by $14 million, or 5%, to $308 million. The increase in net revenues was primarily due to higher pricing related to the pass through of higher input costs, partially offset by lower volume.
Adjusted EBITDA. Reynolds Cooking & Baking Adjusted EBITDA increased by $3 million, or 6%, to $53 million. The increase was driven by lower selling, general and administrative costs. The impact of higher pricing was offset by higher input costs and the impact of lower volume was offset by lower manufacturing costs.
Hefty Waste & Storage

	For the Three Months Ended September 30,
(in millions, except for %)	2025	2024	Change	% Change
Total segment net revenues	$266	$253	$13	5%
Segment Adjusted EBITDA	74	72	2	3%
Segment Adjusted EBITDA Margin	28%	28%

Total Segment Net Revenues. Hefty Waste & Storage total segment net revenues increased by $13 million, or 5%, to $266 million. The increase in net revenues was due to higher volume.
Adjusted EBITDA. Hefty Waste & Storage Adjusted EBITDA increased by $2 million or 3% to $74 million. The increase in Adjusted EBITDA was primarily due to the benefit of higher revenue and lower selling, general and administrative expenses, partially offset by higher input, manufacturing and logistics costs.
Hefty Tableware

	For the Three Months Ended September 30,
(in millions, except for %)	2025	2024	Change	% Change
Total segment net revenues	$200	$222	$(22)	(10)%
Segment Adjusted EBITDA	29	26	3	12%
Segment Adjusted EBITDA Margin	15%	12%

Total Segment Net Revenues. Hefty Tableware total segment net revenues decreased by $22 million, or 10%, to $200 million. The decrease in net revenues was primarily due to lower foam volume, partially offset by higher pricing related to the pass through of higher input costs.
Adjusted EBITDA. Hefty Tableware Adjusted EBITDA increased by $3 million, or 12%, to $29 million. The increase in Adjusted EBITDA was primarily driven by the timing of pricing actions relative to input cost increases and lower selling, general and administrative expenses, partially offset by lower volume.

Presto Products

	For the Three Months Ended September 30,
(in millions, except for %)	2025	2024	Change	% Change
Total segment net revenues	$163	$150	$13	9%
Segment Adjusted EBITDA	35	33	2	6%
Segment Adjusted EBITDA Margin	21%	22%

Total Segment Net Revenues. Presto Products total segment net revenues increased by $13 million, or 9%, to $163 million. The increase in net revenues was due to higher volume.
Adjusted EBITDA. Presto Products Adjusted EBITDA increased by $2 million, or 6%, to $35 million. The increase in Adjusted EBITDA was primarily driven by higher volume.

Results of Operations – Nine Months Ended September 30, 2025
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
Aggregation of Segment Revenue and Adjusted EBITDA

(in millions)	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Unallocated⁽[1]⁾	Total Reynolds Consumer Products
Net revenues for the nine months ended September 30:
2025	$862	$761	$622	$460	$(18)	$2,687
2024	841	732	681	444	(23)	2,675
Adjusted EBITDA⁽²⁾ for the nine months ended September 30:
2025	$140	$203	$81	$94	$(71)	$447
2024	136	210	95	99	(75)	465

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

Nine Months Ended September 30, 2025 Compared with the Nine Months Ended September 30, 2024
Total Reynolds Consumer Products

	For the Nine Months Ended September 30,
(in millions, except for %)	2025	% of Revenue	2024	% of Revenue	Change	% Change
Net revenues	$2,670	99%	$2,618	98%	$52	2%
Related party net revenues	17	1%	57	2%	(40)	(70)%
Total net revenues	2,687	100%	2,675	100%	12	—%
Cost of sales	(2,039)	(76)%	(1,977)	(74)%	(62)	(3)%
Gross profit	648	24%	698	26%	(50)	(7)%
Selling, general and administrative expenses	(300)	(11)%	(329)	(12)%	29	9%
Other expense, net	(32)	(1)%	—	—%	(32)	NM %
Income from operations	316	12%	369	14%	(53)	(14)%
Interest expense, net	(63)	(2)%	(76)	(3)%	13	17%
Debt refinancing expense	(13)	—%	—	—%	(13)	NM %
Income before income taxes	240	9%	293	11%	(53)	(18)%
Income tax expense	(56)	(2)%	(62)	(2)%	6	10%
Net income	$184	7%	$231	9%	$(47)	(20)%
Adjusted EBITDA ⁽¹⁾	$447	17%	$465	17%	$(18)	(4)%
_________________________________________
NM - Percentage change is not meaningful.
(1)Adjusted EBITDA is a non-GAAP measure. See “Non-GAAP Measures” for details, including a reconciliation between net income and Adjusted EBITDA.
Components of Change in Net Revenues for the Nine Months Ended September 30, 2025 vs. the Nine Months Ended September 30, 2024

	Price	Volume/Mix		Total
		Retail	Non-Retail
Reynolds Cooking & Baking	5%	(4)%	1%	2%
Hefty Waste & Storage	(1)%	5%	—%	4%
Hefty Tableware	2%	(11)%	—%	(9)%
Presto Products	1%	3%	—%	4%
Total RCP	2%	(2)%	—%	—%

Total Net Revenues. Total net revenues increased by $12 million to $2,687 million. The increase was primarily driven by higher pricing related to the pass through of higher input costs and the timing of promotional activities, partially offset by lower retail volume.

Cost of Sales. Cost of sales increased by $62 million, or 3%, to $2,039 million. The increase was primarily driven by higher input, manufacturing and logistics costs, partially offset by lower sales volume.

Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $29 million, or 9%, to $300 million primarily due to lower personnel and advertising costs.

Other Expense, Net. Other expense, net was $32 million in the nine months ended September 30, 2025, reflecting costs to execute strategic initiatives and costs associated with our CEO transition.

Interest Expense, Net. Interest expense, net decreased by $13 million, or 17%, to $63 million. The decrease was primarily due to lower outstanding principal balance as a result of voluntary principal payments made on our term loan facility.

Debt Refinancing Expense. In connection with the refinancing of our senior secured term loan facility in March 2025, we recorded debt refinancing expense of $13 million in the nine months ended September 30, 2025.

Income Tax Expense. We recognized income tax expense of $56 million on income before taxes of $240 million (an effective tax rate of 23.3%) for the nine months ended September 30, 2025 compared to income tax expense of $62 million on income before taxes of $293 million (an effective tax rate of 21.1%) for the nine months ended September 30, 2024.
Adjusted EBITDA. Adjusted EBITDA decreased by $18 million, or 4%, to $447 million. The decrease in Adjusted EBITDA was primarily attributable to lower retail volume and higher material and manufacturing costs, partially offset by higher pricing, lower promotional spend and lower selling, general and administrative expenses.
Segment Information
Reynolds Cooking & Baking

	For the Nine Months Ended September 30,
(in millions, except for %)	2025	2024	Change	% Change
Retail net revenues	$692	$710	$(18)	(3)%
Non-retail net revenues	170	131	39	30%
Total segment net revenues	$862	$841	$21	2%
Segment Adjusted EBITDA	140	136	4	3%
Segment Adjusted EBITDA Margin	16%	16%

Total Segment Net Revenues. Reynolds Cooking & Baking total segment net revenues increased by $21 million, or 2%, to $862 million. The increase in net revenues was primarily due to higher pricing driven by the pass through of higher input costs and higher non-retail volume, partially offset by lower retail volume.
Adjusted EBITDA. Reynolds Cooking & Baking Adjusted EBITDA increased by $4 million, or 3%, to $140 million. The increase in Adjusted EBITDA was primarily driven by the timing of pricing actions to recover higher input costs and lower selling, general and administrative expenses.
Hefty Waste & Storage

	For the Nine Months Ended September 30,
(in millions, except for %)	2025	2024	Change	% Change
Total segment net revenues	$761	$732	$29	4%
Segment Adjusted EBITDA	203	210	(7)	(3)%
Segment Adjusted EBITDA Margin	27%	29%

Total Segment Net Revenues. Hefty Waste & Storage total segment net revenues increased by $29 million, or 4%, to $761 million. The increase in net revenues was primarily driven by increased volume.
Adjusted EBITDA. Hefty Waste & Storage Adjusted EBITDA decreased by $7 million, or 3%, to $203 million. The decrease in Adjusted EBITDA was primarily driven by higher input, manufacturing and logistics costs, partially offset by higher volume and lower selling, general and administrative expenses.

Hefty Tableware

	For the Nine Months Ended September 30,
(in millions, except for %)	2025	2024	Change	% Change
Total segment net revenues	$622	$681	$(59)	(9)%
Segment Adjusted EBITDA	81	95	(14)	(15)%
Segment Adjusted EBITDA Margin	13%	14%

Total Segment Net Revenues. Hefty Tableware total segment net revenues decreased by $59 million, or 9%, to $622 million. The decrease in net revenues was due to lower foam volume, partially offset by higher pricing primarily due to lower promotional activities.
Adjusted EBITDA. Hefty Tableware Adjusted EBITDA decreased by $14 million, or 15%, to $81 million. The decrease in Adjusted EBITDA was primarily due to lower foam volume and higher related costs, partially offset by lower selling, general and administrative expenses.
Presto Products

	For the Nine Months Ended September 30,
(in millions, except for %)	2025	2024	Change	% Change
Total segment net revenues	$460	$444	$16	4%
Segment Adjusted EBITDA	94	99	(5)	(5)%
Segment Adjusted EBITDA Margin	20%	22%

Total Segment Net Revenues. Presto Products total segment net revenues increased by $16 million, or 4%, to $460 million. The increase in net revenues was primarily driven by higher volume.
Adjusted EBITDA. Presto Products Adjusted EBITDA decreased by $5 million, or 5%, to $94 million. The decrease in Adjusted EBITDA was primarily driven by higher operational costs associated with scaling new distribution.

Liquidity and Capital Resources
Our principal sources of liquidity are existing cash and cash equivalents, cash generated from operating activities and available borrowings under the Revolving Facility.
The following table discloses our cash flows for the periods presented:

	For the Nine Months Ended September 30,
(in millions)	2025	2024
Net cash provided by operating activities	$240	$307
Net cash used in investing activities	(124)	(79)
Net cash used in financing activities	(200)	(247)
Decrease in cash and cash equivalents	$(84)	$(19)

Cash provided by operating activities
Net cash from operating activities decreased by $67 million to $240 million in the nine months ended September 30, 2025. The decrease was primarily driven by lower net income and changes in working capital accounts.
Cash used in investing activities
Net cash used in investing activities increased by $45 million to $124 million. The increase was driven by an increase in cash outlays for capital expenditures.
Cash used in financing activities
Net cash used in financing activities decreased by $47 million to $200 million. The decrease was primarily attributable to $50 million of voluntary principal payments made on our Term Loan Facility during the nine months ended September 30, 2025, compared to $100 million of voluntary principal payments made on our Term Loan Facility during the nine months ended September 30, 2024.
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
As of September 30, 2025, the outstanding balance under the Term Loan Facility was $1,636 million. As of September 30, 2025, we had no outstanding borrowings under the Revolving Facility, and we had $7 million of letters of credit outstanding, which reduces the borrowing capacity under the Revolving Facility.
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
The aggregate notional amount of interest rate swaps in effect as of September 30, 2025 was $1,000 million, and the SOFR was fixed at an annual rate of 2.66% to 3.40% (for an annual effective interest rate of 4.41% to 5.15%, including margin). These interest rate swaps hedge a portion of the interest rate exposure resulting from borrowings under our Term Loan Facility for less than one year.
Additionally, during the nine months ended September 30, 2025, we entered into additional interest rate swaps with forward start dates beginning in February 2026, that had an aggregate notional value of $900 million, which fixes the SOFR to an annual rate of 3.33% to 3.41% (for an annual effective interest rate of 5.08% to 5.16%, including margin). These interest rate swaps with forward start dates have maturity dates between March 2028 and March 2031.
Prepayments
The Term Loan Facility contains customary mandatory prepayments, including with respect to excess cash flow, asset sale proceeds and proceeds from certain incurrences of indebtedness.
The Borrower may voluntarily repay outstanding loans under the Term Loan Facility at any time without premium or penalty, other than customary breakage costs with respect to SOFR based loans.
During the nine months ended September 30, 2025, prior to Amendment No. 4, we made voluntary principal payments of $50 million related to our Term Loan Facility, which were applied to the outstanding principal balance due at maturity. Subsequent to September 30, 2025, we made a voluntary principal payment of $50 million related to our Term Loan Facility, which was applied against future quarterly amortization payments.
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
Accounts Receivable Factoring
We are party to a factoring agreement with JP Morgan Chase Bank, N.A. to sell certain accounts receivable up to $95 million. We had no factored receivables as of September 30, 2025. Transactions under this agreement are accounted for as sales of accounts receivable, and the receivables sold are removed from the condensed consolidated balance sheet at the time of the sales transaction. We classify proceeds received from sales of accounts receivable as an operating cash flow in the condensed consolidated statement of cash flows. We record the discount as other expense, net in the condensed consolidated statement of income.
Supply Chain Financing
We have a voluntary Supply Chain Finance program (the “SCF”) with a global financial institution. All outstanding amounts related to suppliers participating in the SCF are recorded within accounts payable in our condensed consolidated balance sheet and associated payments are included as an operating cash flow in the condensed consolidated statement of cash flows. As of September 30, 2025 and December 31, 2024, the amount of obligations outstanding that we have confirmed as valid under the SCF was $10 million and $12 million, respectively.
Dividends
During the three and nine months ended September 30, 2025, cash dividends of $0.23 and $0.69 per share, respectively, were declared and paid. On October 23, 2025, a quarterly cash dividend of $0.23 per share was declared and is to be paid on November 28, 2025. We expect to continue paying cash dividends on a quarterly basis; however, future dividends are at the discretion of our Board of Directors and will depend upon our earnings, capital requirements, financial condition, contractual limitations (including under the External Debt Facilities) and other factors.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
See “Item 7A: Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2024. During the nine months ended September 30, 2025, there have been no material changes in our exposure to market risk.
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
In connection with the preparation of this report, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2025. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2025, our disclosure controls and procedures were effective.
b)Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
During the three months ended September 30, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as identified in Item 408(c) of Regulation S-K).

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
October 29, 2025