Form 10-K
period 2025-12-31
Reynolds Consumer Products Inc.
filed 2026-02-04
CIK 1786431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☑
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined by Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 30, 2025, the aggregate market value of the registrant’s common stock held by non-affiliates (shareholders other than executive officers, directors or holders of more than 10% of the outstanding stock of the registrant) was approximately $1,163 million, based on the closing price of the registrant’s common stock on such date. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purposes.
The registrant had 210,343,558 shares of common stock, $0.001 par value, outstanding as of January 30, 2026.
Documents incorporated by reference: Portions of the Registrant’s definitive proxy statement relating to its 2026 Annual Meeting of Stockholders are incorporated by reference into Part III of this Annual Report on Form 10-K.

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
Our mix of branded and store brand products is a key competitive advantage that aligns our goal of growing the overall product categories where we have offerings. Our retail partners also generally measure their success in category growth, which positions us as a trusted strategic partner.
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
Aluminum foil (U.S.)
Parchment paper
Wax paper
Slow cooker liners
Oven bags
Freezer paper
Aluminum foil (Canada)
Party cups
Foam dishes
Slider bags
Trash bags
Cutlery
_____________________________________
Source: Circana Dollar Sales MULO+ latest 52 weeks ended December 28, 2025 and Nielsen MarketTrack latest 52 weeks ended December 27, 2025.

Our Segments

We manage our operations in four reportable segments: Reynolds Cooking & Baking, Hefty Waste & Storage, Hefty Tableware and Presto Products.

•Reynolds Cooking & Baking: Through our Reynolds Cooking & Baking segment, we sell both branded and store brand aluminum foil, disposable aluminum pans, parchment paper, freezer paper, wax paper, butcher paper, plastic wrap, baking cups, oven bags and slow cooker liners. Our branded products are sold under the Reynolds Wrap, Reynolds Kitchens and EZ Foil brands in the United States and select international markets, under the ALCAN brand in Canada and under the Diamond brand outside of North America. With our flagship Reynolds Wrap products, we hold the #1 market position in the U.S. consumer foil market measured by retail sales and volume. We also hold the #1 market position in the Canadian branded foil market under the ALCAN brand. We have no significant branded competitor in this market. Reynolds is one of the most recognized household brands in the United States, with 98% brand awareness, and has been the top trusted brand in the consumer foil market for over 75 years, with greater than 50% market share in most of its categories. We also offer more sustainable solutions, such as Reynolds Wrap 100% recycled aluminum, unbleached parchment paper made with a chlorine-free process and coreless wax paper, which uses less packaging material than traditional wax paper rolls.

•Hefty Waste & Storage: Through our Hefty Waste & Storage segment, we produce both branded and store brand trash and food storage bags. Hefty is a well-recognized leader in the trash bag and food storage bag categories and our private label products offer value to our retail partners. Our branded products are sold under the Hefty Ultra Strong and Hefty Strong brands for trash bags in the U.S. and select international markets, and as the Hefty brand for our food storage bags in the U.S. Our food storage bags are sold internationally as Reynolds, Diamond, or Hefty Basics brands based on the region. Hefty has 98% brand awareness and is most commonly identified with the Brand’s famous “Hefty! Hefty! Hefty!” slogan. We have the #1 branded market share in the U.S. large black trash bag segment, and the #2 branded market share in the food storage bag and tall kitchen trash bag segments. Our robust product portfolio includes a full suite of products, including sustainable solutions such as compostable bags and bags made from recycled materials.

•Hefty Tableware: Through our Hefty Tableware segment, we sell both branded and store brand disposable and compostable plates, bowls, platters, containers, cups and cutlery. Our Hefty branded products include dishes, party cups, cutlery and containers. Hefty branded party cups are the #1 party cup in America measured by market share. Our branded products use our Hefty brand to represent both quality and value, and we bring this same quality and value promise to all of our store brands as well. We sell across a broad range of materials and price points in all retail channels, allowing our consumers to select the product that best suits their price, function and aesthetic needs. In 2025, we launched the line of Hefty ECOSAVE Cutlery, a high quality compostable offering.

•Presto Products: Through our Presto Products segment, we primarily sell store brand products in three main consumer categories: food storage bags, trash bags, and plastic wrap. Presto Products is a market leader in food storage bags and differentiates itself by providing access to category management, consumer insights, marketing, merchandising and research and development (“R&D”) resources. Presto Products was the first in the U.S. market to offer a store branded sandwich bag made with an approximately 20% proprietary blend of plant and ocean, renewable materials. Our Presto Products segment also includes our specialty business, which serves other consumer products companies by providing Fresh-Lock and Slide-Rite resealable closure systems.

Our Products

Our portfolio consists of four main product groups: cooking products, waste products, tableware products and storage products. Our consolidated net revenues by product line for fiscal years 2025, 2024 and 2023 were as follows:

	For the Years Ended December 31,
(in millions)	2025	2024	2023
Cooking products	$1,259	$1,206	$1,237
Waste products(1)	936	917	917
Tableware products	850	936	984
Storage products(1)	681	639	612
Unallocated	(5)	(3)	6
Net revenues	$3,721	$3,695	$3,756
(1)Waste and storage products are comprised of our Hefty Waste & Storage and Presto Products segments.

Customers
Our customer base includes leading grocery stores, mass merchants, warehouse clubs, discount chains, dollar stores, drug stores, home improvement stores, military outlets and eCommerce retailers. We sell both branded and store brand products across our customer base. We generally sell our branded products pursuant to informal trading policies and our store brand products under one year or multi-year agreements. Three customers each accounted for sales greater than 10% of our total net revenue for fiscal year 2025. Customers A, B and C accounted for 31%, 17% and 11%, respectively, of our total net revenue in fiscal year 2025. Customer A and Customer B are affiliated entities. Sales to Customer A are concentrated more heavily in our Hefty Waste & Storage segment, and sales to Customer B are concentrated more heavily in our Hefty Tableware segment. Sales to Customer C are in our Reynolds Cooking & Baking, Hefty Tableware and Presto Products segments.
During fiscal year 2025, sales in North America and the United States represented 99% and 98% of our total sales, respectively.
Sales and Distribution
Through our sales and marketing organization, we are able to manage our relationships with customers at the national, regional and local levels, depending on their needs. We believe that our dedicated sales representatives, category management teams and our participation in both branded and store brand products create a significant competitive advantage.
We have a direct sales force organized by channel, including mass merchants, warehouse clubs, grocery stores/all other and eCommerce retailers. Our sales force is responsible for sales across each of our segments and our portfolio of branded and store brand products. We complement our internal sales platform by selectively utilizing third-party brokers for certain products and customers. In addition to sales professionals, each of our top customers has a dedicated customer support team, including category management, production planning, demand planning and transportation planning teams, as well as dedicated customer service representatives.
We utilize two routes of distribution to deliver our products to our customers in cases where customer pickup is not their preferred choice. In many cases, we ship directly from our manufacturing plants to the customer’s distribution center. Given the breadth of our product offerings, we are also able to optimize truckloads and reduce inventory for our retail partners by shipping trucks from our mixing centers filled with SKUs across all of our product categories.
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
Employees and Human Capital
Our objectives related to an engaged team include successfully identifying, recruiting, onboarding, retaining and incentivizing both new and existing employees. Our talent management and succession planning process includes the identification of primary succession roles based on current and future business strategies, the identification of potential successors and a plan for talent development. As of December 31, 2025, we employed approximately 6,000 people, most of whom are located in our U.S. and Canada manufacturing facilities. Approximately 23% of our employees are covered by collective bargaining agreements.
Environmental, Health & Safety: We are committed to protecting the safety, health and security of our employees and that of the environments in which we operate. We are firm in our policy that we will not compromise employee health and safety or the environment for profit or production. We are passionate about health and safety and pride ourselves on our strategy of prevention through proactive hazard identification and risk mitigation. Our cross-functional leaders and team members work collaboratively to identify hazards and to develop and implement control measures leveraging engineering solutions and new technology designed for risk elimination and reduction. Our safety performance continues to outperform the industry’s average safety performance by a significant margin, and we continue to progress toward our goal of zero incidents through increasing awareness of opportunities for improvement and implementing effective solutions to reduce risks associated with contact with equipment, slips, trips, and falls, as well as ergonomic hazards.
People & Culture: We have built a culture based on treating others with respect and working collaboratively on shared goals. Our value of putting safety first promotes a culture of caring and watching out for the safety of each other. Treating others with dignity, empathy and respect is the foundation of our culture. We value our relationships with our colleagues, retail partners, consumers, shareholders and communities. We are committed to communicating our goals, offering training and development opportunities and integrating an inclusive approach to talent management into our overall business strategy. We will continue to promote a culture that values our unique experiences and viewpoints as growing our understanding of how we can work better together. We will continue our efforts to build and retain a robust workforce that welcomes talent and capability to strengthen all aspects of our business.
We are committed to a workplace environment in which individual differences are recognized, respected and appreciated. Making Reynolds Consumer Products a great place to work is always at the forefront through our focus on continuously improving our recruitment processes and engaging our employees by providing a great candidate and welcoming new-hire experience. To support our plants, we have also created a comprehensive hourly employee recruiting strategy for a consistent and efficient approach to identifying and onboarding talent.
We strongly believe in providing opportunities for individual growth and advancement in our exciting, dynamic and fast-paced manufacturing plants and offices. We are committed to continuing to build robust talent processes in the areas of workforce and succession planning, and a performance driven culture where people are recognized and rewarded for their contributions. In 2025, we implemented a people analytics platform connecting all of our human resources information systems to drive and enhance our data-driven decision-making capability.

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
In addition, increased scrutiny of the environmental impact of single-use plastic products, particularly expanded polystyrene (foam), has led to new regulations and bans or restrictions on their sale in some jurisdictions. These regulations often focus on food ware items and could limit the products and materials we can sell in certain markets.
Governmental authorities in the United States and abroad continue to adopt or propose legislation governing packaging and “packaging-like products.” These laws such as Extended Producer Responsibility (“EPR”) laws, post-consumer recycled (“PCR”) content laws and product labeling laws such as California SB 343, are intended to promote a circular economy, reduce plastic waste, mandate the use of recycled materials, regulate environmental marketing claims and prohibit certain substances in packaging and packaging-like products.
EPR laws, enacted in several U.S. states and most Canadian provinces, aim to transfer the financial responsibility for disposing of packaging and, in several instances, packaging-like products, such as storage items, to the producers. These laws require producers to submit reports on packaging and packaging-like product supply, pay fees based on prior-year supply data and comply with state-specific policies to meet recyclability, compostability or reusability criteria.
The lack of a uniform regulatory framework across the United States has created a complex and fragmented compliance environment. This variability adds complexity to our national marketing, product development and sales strategies. We have implemented compliance programs and procedures designed to ensure adherence with applicable laws and regulations.
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
We rely on a relatively small number of customers for a significant portion of our revenue. In 2025, sales to our top ten customers accounted for 74% of our total revenue. Three customers each accounted for sales greater than 10% of our total net revenue in 2025. Customers A, B and C accounted for 31%, 17% and 11%, respectively, of our total revenue. Customer A and Customer B are affiliated entities. Sales to Customer A are concentrated more heavily in our Hefty Waste & Storage segment, and sales to Customer B are concentrated more heavily in our Hefty Tableware segment. Sales to Customer C are in our Reynolds Cooking & Baking, Hefty Tableware and Presto Products segments. The loss of any of our significant customers would have a material adverse effect on our business, financial condition and results of operations.
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
Some of our products are manufactured at a single location. For example, our Malvern, Arkansas plant is our sole producer of foil reroll for our Louisville, Kentucky and Wheeling, Illinois plants, which in turn are our sole producers of household foil. The loss of the use of all or a portion of any of our key manufacturing facilities, especially one that is a sole producer, or the loss of any key suppliers, due to any reason, including an accident, labor issues, weather conditions, natural disaster, a disease outbreak (including epidemics, pandemics or similar widespread public health concerns), cyber-attacks against information systems (such as ransomware) or otherwise, could have a material adverse effect on our business, financial condition and results of operations.
Our business has been and continues to be impacted by fluctuations in raw material, energy and freight costs, including the impact of tariffs and similar matters.
Fluctuations in raw material and energy costs have adversely affected, and could in the future adversely affect, our business, financial condition and results of operations. Raw material costs represent a significant portion of our cost of sales. The primary raw materials we use are plastic resins, particularly polyethylene and polystyrene, and aluminum. The prices of our raw materials have fluctuated significantly in recent years. Aluminum prices have been historically volatile as aluminum is a cyclical commodity with prices subject to global market factors. Resin prices have also historically fluctuated with changes in crude oil and natural gas prices as well as changes in refining capacity and the demand for other petroleum-based products. We experienced significant increases in material costs in 2025, particularly in aluminum prices, which negatively impacted our results. Significant increases in material costs could also occur in future periods, which could negatively impact our future results.
Raw material costs are also impacted by governmental actions, such as tariffs and trade sanctions. For example, the imposition by the U.S. government of tariffs on products imported from certain countries and trade sanctions against certain countries have introduced greater uncertainty with respect to policies affecting trade between the United States and other countries and have impacted the cost of certain raw materials used in our business, including aluminum and resin. Further developments in trade relations, including the imposition of new or increased tariffs by the United States and/or other countries, could have a material adverse effect on our business, financial condition and results of operations.
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
Our manufacturing operations and distribution network rely heavily on a stable and continuous supply of electricity. Increasing frequency of power grid instability, whether due to aging infrastructure, extreme weather events, cyberattacks, or regulatory changes, could disrupt production schedules and increase operating costs. Extended outages or inconsistent power quality may require us to invest in alternative energy sources which could result in significant capital expenditures. Additionally, volatility in energy prices may lead to higher utility costs and impact margins. While we seek to mitigate these risks through energy management programs and supplier agreements, we cannot guarantee that such measures will fully offset potential cost increases or operational disruptions. Any prolonged instability could adversely affect our financial condition, results of operations, and cash flows.
In addition, we distribute our products and receive raw materials primarily by rail and truck. Reduced availability of rail or trucking capacity has caused us, and may continue to cause us, to incur unanticipated expenses and impair our ability to distribute our products or receive our raw materials in a timely manner, which could disrupt our operations, strain our customer relations and adversely affect our operating profits. In particular, reduced trucking capacity, due to a shortage of drivers, the federal regulation requiring drivers to electronically log their driving hours and adverse weather conditions, among other reasons, have caused an increase in our cost of transportation, and could continue to do so in the future.
Any interruption in our supply of energy or raw materials could harm our business, financial condition and results of operations.
We are dependent on our suppliers for an uninterrupted supply of energy and key raw materials in a timely manner. The supply of these materials could be disrupted for a wide variety of reasons, including political and economic instability, the financial stability of our suppliers, their ability to meet our standards, labor problems, extreme weather events, the availability and prices of raw materials, currency exchange rates, transport availability and cost, transport security and inflation, power grid instability, and other factors beyond our control. We have written contracts with some but not all of our key suppliers, and where we have written contracts, they generally include force majeure clauses that excuse the supplier’s failure to supply in certain circumstances. Any interruption in the supply of energy or raw materials for an extended period of time could have a material adverse effect on our business, financial condition and results of operations.

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
Our business has been, and could continue to be, impacted by changes in consumer lifestyle and environmental concerns, as well as current and future laws and regulations related to environmental matters.
Changes in consumer demand for the types of products we offer resulting from shifts in consumer expectations and purchasing preferences, including those related to environmental sustainability, could materially affect our business, financial condition and results of operations.
For example, increased scrutiny of the environmental impact of single-use plastic products, particularly expanded polystyrene (foam), has led to new regulations and bans or restrictions on their sale in some jurisdictions. These measures have had a material impact on sales of foam products in our Hefty Tableware segment, as these regulations often focus on food ware items, and could limit the products and materials we can sell in certain markets.
Additionally, governmental authorities in the United States and abroad continue to adopt or propose legislation governing packaging and “packaging-like products.” These laws, such as EPR laws, PCR content laws and product labeling laws like California SB 343, are intended to promote a circular economy, reduce plastic waste, mandate the use of recycled materials, regulate environmental marketing claims, and prohibit certain substances in packaging and packaging-like products.
EPR laws, enacted in several U.S. states and most Canadian provinces, aim to transfer the financial responsibility for disposing of packaging and, in several instances, packaging-like products, such as storage items, to the producers. These laws require producers to submit reports on packaging and packaging-like product supply, pay fees based on prior-year supply data and comply with state-specific policies to meet recyclability, compostability or reusability criteria.
The lack of a uniform regulatory framework across the United States has created a complex and fragmented compliance environment. This variability adds complexity to our national marketing, product development and sales strategies.
Regulatory and legislative changes may affect the economics of our business activities, prompt changes in our operating practices, influence our customers, or alter demand for and the cost of our products. Sustainability considerations have also gained increasing consumer attention and are expected to remain an important factor in brand management and purchasing decisions. Shifts in consumer concerns or preferences may reduce demand for certain existing products, require increased expenditures to adapt to these expectations or create new challenges in responding through innovation or through the acquisition of capabilities or assets we do not currently possess. Any of these outcomes could materially and adversely affect our business, financial condition or results of operations.
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
Our profitability and cash flows could suffer if we are unable to execute on our strategic initiatives.
While we continue to work on various incremental cost savings programs, operational excellence improvements, and product innovation including sustainable development, if we cannot successfully implement these strategic initiatives, or if the cost of making these changes increases, we may not realize all anticipated benefits, which could materially and adversely affect our business, financial condition and results of operations.
Sales growth objectives may be difficult to achieve, we may not be able to achieve our innovation goals, develop and introduce new products and line extensions or expand into adjacent categories and countries, and we may not be able to successfully implement price increases; further, changes to our product mix may adversely impact our financial condition and results of operations.
We operate in mature markets that are subject to high levels of competition. Our future performance and growth depend on innovation and our ability to successfully develop or license capabilities to introduce new products, brands, line extensions and product innovations or enter into or expand into adjacent product categories, sales channels or countries. Our ability to quickly innovate in order to adapt our products to meet changing consumer demands is essential, especially in light of eCommerce and direct-to-consumer channels significantly reducing the barriers for even small competitors to quickly introduce new brands and products directly to consumers. The development and introduction of new products require substantial and effective research and development and demand creation expenditures, which we may be unable to recoup if the new products do not gain widespread market acceptance. If we are unable to increase market share in existing product lines, develop product innovations, undertake sales, marketing and advertising initiatives that grow our product categories, effectively and responsibly adopt new technologies, including artificial intelligence, and/or develop, acquire or successfully launch new products or brands, we may not achieve our sales growth objectives.
In addition, effective and integrated systems are required for us to gather and use consumer data and information to successfully market our products. New product development and marketing efforts, including efforts to enter markets or product categories in which we have limited or no prior experience, have inherent risks, including product development or launch delays. These could result in us not being the first to market and the failure of new products, brands or line extensions to achieve anticipated levels of market acceptance. If product introductions or new or expanded adjacencies are not successful, costs associated with these efforts may not be fully recouped and our results of operations could be adversely affected. In addition, if sales generated by new products cause a decline in sales of our existing products, our financial condition and results of operations could be materially adversely affected. Even if we are successful in increasing market share within particular product categories, a decline in the markets for such product categories could have a negative impact on our financial results. In addition, in the future, our growth strategy may include expanding our international operations, which would be subject to foreign market risks, including, among others, foreign currency fluctuations, economic or political instability and additional tariffs and trade restrictions, which could adversely affect our financial results.
In addition, we have implemented price increases and may implement additional price increases in the future, which may slow sales growth or create volume declines as customers and consumers react to these price increases. Competitors may or may not take competitive actions, which may lead to sales declines and loss of market share for us. In addition, changes to the mix of products that we sell or product portfolio optimization efforts may adversely impact our net sales, profitability and cash flow.

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
We depend on our senior executive officers and other key personnel to operate our businesses, develop new products and technologies and service our customers. The loss of any of these key personnel could adversely affect our operations. From time to time there may be changes to key personnel. For example during 2025, we experienced changes in our executive leadership team to align with our strategic objectives. Any significant leadership change or senior management transition involves inherent risks, and any failure to successfully transition key roles could impact our ability to execute on our strategic plans, make it difficult to meet our performance objectives and be disruptive to our business.
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

Acquisitions could result in the assumption of contingent liabilities. In addition, to the extent that the economic benefits associated with an acquisition or investment diminish in the future or the performance of an acquired company or business is less robust than expected, we may be required to record impairments of any acquired intangible assets, including goodwill. Any impairment charges could adversely affect our financial position.
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
We have recorded a significant amount of goodwill and indefinite-lived intangible assets, representing our Reynolds and Hefty trade names, on our balance sheet. We test the carrying values of goodwill and indefinite-lived intangible assets for impairment at least annually and whenever events or circumstances indicate the carrying value may not be recoverable. The estimates and assumptions about future results of operations and cash flows made in connection with impairment testing could differ from future actual results of operations and cash flows. While we concluded that our goodwill and indefinite-lived intangible assets were not impaired during our annual impairment review performed during the fourth quarter of 2025, future events could cause us to conclude that the goodwill associated with a given reporting unit, or one of our indefinite-lived intangible assets, may have become impaired. Any resulting impairment charge, although non-cash, could have a material adverse effect on our results of operations and financial condition.
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
As of December 31, 2025, we had $1,586 million of outstanding indebtedness under our senior secured term loan facility (“Term Loan Facility”) maturing in 2032 and $693 million of borrowing capacity under our senior secured revolving credit facility (“Revolving Facility”) maturing in 2029 (the Term Loan Facility and the Revolving Facility, the “External Debt Facilities”). Our debt level and related debt service obligations:
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
Our debt bears interest at variable rates, and we may incur additional variable interest rate indebtedness in the future. This exposes us to interest rate risk, and while we have entered into a series of interest rate swaps to mitigate the risk of variable rate debt, any interest rate swaps we enter into in order to reduce interest rate volatility may not fully mitigate our interest rate risk. As of December 31, 2025, the unhedged portion of our Term Loan Facility was approximately $586 million, and any borrowings under our Revolving Facility are subject to interest rate volatility.
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
Environmental matters, including those related to climate change and sustainability, may have an adverse effect on our business, financial condition and results of operations and impact our reputation.
There has been an increased focus from stakeholders and regulators related to environmental matters across all industries in recent years. This increased focus and activism related to environmental matters may hinder our access to capital, as investors may reconsider their capital investment as a result of their assessment of the Company’s environmental matters practices. In particular, customers, consumers, investors and other stakeholders are increasingly focusing on environmental issues, including climate change, water use, deforestation, plastic waste and other sustainability concerns. Changing consumer preferences may also result in decreased demand for plastics and packaging materials, including single-use and non-recyclable plastic products and packaging, and other components of our products and their environmental impact on sustainability. These demands could impact the profitability of our products, cause us to incur additional costs, to make changes to our operations, or to make additional commitments, set targets or establish additional goals and take actions to meet them, which could expose us to market, operational and execution costs and risks.
Concern over climate change or plastics and packaging materials, in particular, may result in new or increased legal and regulatory requirements to reduce or mitigate impacts to the environment. Increased regulatory requirements, including in relation to various aspects of environmental matters, such as California’s climate-related disclosure laws, or environmental causes may result in increased compliance costs or input costs of energy, raw materials or compliance with emissions standards, which may cause disruptions in the manufacture of our products or an increase in operating costs. We may incur additional costs to control, assess and report on environmental metrics as the nature, scope and complexity of environmental related reporting, diligence and disclosure requirements expand. Our ability to achieve any stated goal, target, or objective is subject to numerous factors and conditions, many of which are outside of our control. Any failure to achieve our environmental goals or a perception (whether or not valid) of our failure to act responsibly with respect to the environment or to effectively respond to new, or changes in, legal or regulatory requirements concerning environmental matters, or increased operating or manufacturing costs due to increased regulation or environmental causes could adversely affect our business and reputation.
If we do not adapt to or comply with new regulations, or fail to meet the environmental goals under our framework or evolving investor, industry or stakeholder expectations and standards, or if we are perceived to have not responded appropriately to the growing concern for environmental issues, customers and consumers may choose to stop purchasing our products or purchase products from another company or a competitor, and our reputation, business or financial condition may be adversely affected.
We depend on intellectual property rights licensed from third parties, and disputes regarding, or termination of, these licenses could result in loss of rights, which could harm our business.
We may be dependent in part on intellectual property rights licensed from third parties. Our licenses of such intellectual property rights may not provide exclusive or unrestricted rights in all fields of use and in all territories in which we may wish to develop or commercialize our products in the future and may restrict our rights to offer certain products in certain markets or impose other obligations on us in exchange for our rights to the licensed intellectual property. In addition, we may not have full control over the maintenance, protection or use of in-licensed intellectual property rights, and therefore we may be reliant on our licensors to conduct such activities.
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

Increased cyber-security threats and cyber-crime, including advanced persistent threats, computer viruses, ransomware, other types of malicious code, hacking, phishing and social engineering schemes designed to provide access to our networks or data, pose a potential risk to the security of our IT and OT systems, networks and services, as well as the confidentiality, availability and integrity of our data. In addition, the rapid evolution and increased adoption of emerging technologies, such as artificial intelligence, may intensify our cybersecurity risks. Cyber threats are becoming more sophisticated, are constantly evolving and are being made by groups and individuals with a wide range of expertise and motives, increasing the difficulty of preventing, detecting and successfully defending against them. Furthermore, our relationships with, and access provided to, third parties and their vendors may create difficulties in anticipating and implementing adequate preventative measures or fully mitigating harms after an attack or breach occurs.

We cannot guarantee that our security efforts will prevent attacks and resulting breaches or breakdowns of our, or our third-party service providers’, databases or systems. If the IT or OT systems, networks or service providers relied upon fail to function properly, or if we suffer a loss or disclosure of customers’ and consumers’ data, business or stakeholder information, due to any number of causes, ranging from catastrophic events to power outages to security breaches, or the inability to effectively address these failures on a timely basis, we may suffer interruptions in our ability to manage and conduct operations, a risk of government enforcement action, litigation and possible liability, and reputational, competitive and/or business harm, which may adversely impact our results of operations and/or financial condition. In addition, if our service providers, suppliers or customers experience a breach or unauthorized disclosure or system failure, their business could be disrupted or otherwise negatively affected, which may result in a disruption in our supply chain or reduced customer orders or other business operations, which would adversely affect us.
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
Prior to our initial public offering (“IPO”) in 2020, we historically operated as part of Pactiv Evergreen Inc. (“PEI”) and its subsidiaries (together with PEI, “PEI Group”). In preparation for our IPO, PEI Group effected certain distributions to transfer its interests in us to PFL in a manner that was intended to qualify as tax-free to PFL and PEI Group under Sections 368(a)(1)(D) and 355 of the Internal Revenue Code of 1986, as amended (“Code”). PEI received a tax opinion as to the tax treatment of these distributions, which relied on certain facts, assumptions, representations and undertakings from Mr. Graeme Hart, PEI Group and us regarding the past and future conduct of the companies’ respective businesses and other matters. If any of these facts, assumptions, representations or undertakings are incorrect or not otherwise satisfied, PEI may not be able to rely on the opinion of tax counsel and could be subject to significant tax liabilities. Notwithstanding the opinion of tax counsel, the Internal Revenue Service (“IRS”) could determine on audit that these distributions are taxable if it determines that any of these facts, assumptions, representations or undertakings are not correct or have been violated or if it disagrees with the conclusions in the opinion, or for other reasons. If the distributions are determined to be taxable for U.S. federal income tax purposes, PFL, PEI and Pactiv Evergreen Group Holdings Inc. could incur significant U.S. federal income tax liabilities, and we could also incur significant liabilities. Under the tax matters agreement between PEI and us (“Tax Matters Agreement”), we are required to indemnify PEI Group against taxes incurred by them that arise as a result of, among other things, a breach of any representation made by us, including those provided in connection with the opinion of tax counsel or us taking or failing to take, as the case may be, certain actions, in each case, that result in any of the distributions failing to meet the requirements of a tax-free distribution under Sections 355 and 368(a)(1)(D) of the Code.
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
We have entered into various transactions with Rank Group Limited (“Rank”) and other related parties that are members of PFL, including insurance participation in a broader affiliated program.
While we believe that all such transactions have been negotiated on an arm’s length basis and contain commercially reasonable terms, we may have been able to achieve more favorable terms had such transactions been entered into with unrelated parties. In addition, while these services are being provided to us by related parties, our operational flexibility to modify or implement changes with respect to such services or the amounts we pay for them may be limited. Such related party transactions may also potentially involve conflicts of interest; for example, in the event of a dispute under the related party agreement, PFL could decide the matter in a way adverse to us, and our ability to enforce our contractual rights may be limited.
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
Our inability to resolve in a manner favorable to us any potential conflicts or disputes that arise between us and PFL or Rank with respect to our past and ongoing relationships may adversely affect our business and prospects.
Potential conflicts or disputes may arise between PFL or Rank and us in a number of areas relating to our past or ongoing relationships, including:
•tax, employee benefit, indemnification and other matters arising from our relationship with PFL or Rank;
•business combinations involving us;
•the nature, quality and pricing of services Rank have agreed to provide us; and
•intellectual property or other proprietary rights.
The resolution of any potential conflicts or disputes between us, PFL or Rank or their subsidiaries over these or other matters may be less favorable to us than the resolution we might achieve if we were dealing with an unaffiliated third party.
For so long as PFL has the ability to nominate a majority of our board of directors, PFL will be able to determine the outcome of all matters requiring stockholder approval and will be able to cause or prevent a change of control of our company or a change in the composition of our board of directors, and could preclude any acquisition of our company. For so long as we are controlled by PFL, we may be unable to negotiate renewals or amendments to the outstanding agreement, if required, on terms as favorable to us as those we would be able to negotiate with an unaffiliated third party.

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

As a part of our comprehensive defense strategy we conduct monthly mandatory user training and bi-monthly phishing simulation exercises.
To date, we have not identified any risks from cybersecurity incidents or threats, including as a result of previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition. However, we are subject to ongoing risks from cybersecurity threats that could materially affect us, including our business strategy, results of operations, or financial conditions, as further described in “A cyber-attack or failure of one or more key information technology systems, operational technology systems, networks, processes, associated sites or service providers could have a material adverse impact on our business and reputation” in Item 1A. “Risk Factors.”
ITEM 2. PROPERTIES
Our corporate headquarters are located in Lake Forest, Illinois. In addition, as of December 31, 2025, our production and distribution network consisted of 29 manufacturing and warehouse facilities in 12 states and one manufacturing facility and one warehouse in Canada, which are used to produce and store the products sold in all four of our business segments. We own the majority of our manufacturing facilities. We believe that all of our properties are in good operating condition and are suitable to adequately meet our current needs.

ITEM 3. LEGAL PROCEEDINGS
From time to time, we are a party to various claims, charges and litigation matters arising in the ordinary course of business. Management and legal counsel regularly review the probable outcome of such proceedings. We have established reserves for legal matters that are probable and estimable, and at December 31, 2025, these reserves were not significant. While we cannot feasibly predict the outcome of these matters with certainty, we believe, based on examination of these matters, experience to date and discussions with counsel, that the ultimate liability, individually or in the aggregate, will not have a material adverse effect on our business, financial position, results of operations or cash flows.
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
Stockholders
As of January 30, 2025, there were four holders of record of our common stock. The actual number of our stockholders is greater than this number, and includes beneficial owners whose shares are held in “street name” by banks, brokers and other nominees.
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

Performance Graph
The following graph compares our cumulative total stockholder return from December 31, 2020 to December 31, 2025 to that of the S&P 500 Index, the Russell MidCap Index and a peer group. The graph assumes that the value for the investment in our common stock, each index and the peer group was $100 on December 31, 2020, and that all dividends were reinvested. The complete list of our peer group comprises: Church & Dwight Co., Inc., The Clorox Company, Colgate-Palmolive Company, Energizer Holdings, Inc., Kimberly-Clark Corporation, Newell Brands Inc., The Procter & Gamble Company, The Scotts Miracle-Gro Company, Spectrum Brands Holdings, Inc. and WD-40 Company.
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
Our mix of branded and store brand products is a key competitive advantage that aligns our goal of growing the overall product categories where we have offerings. Our retail partners also generally measure their success in category growth, which positions us as a trusted strategic partner. Our Reynolds and Hefty brands have preeminent positions in their categories and carry strong brand recognition in household aisles.
We manage our operations in four operating and reportable segments: Reynolds Cooking & Baking, Hefty Waste & Storage, Hefty Tableware and Presto Products:
•Reynolds Cooking & Baking: Through our Reynolds Cooking & Baking segment, we sell both branded and store brand aluminum foil, disposable aluminum pans, parchment paper, freezer paper, wax paper, butcher paper, plastic wrap, baking cups, oven bags and slow cooker liners. Our branded products are sold under the Reynolds Wrap, Reynolds Kitchens and EZ Foil brands in the United States and select international markets, under the ALCAN brand in Canada and under the Diamond brand outside of North America. With our flagship Reynolds Wrap products, we hold the #1 market position in the U.S. consumer foil market measured by retail sales and volume. We also hold the #1 market position in the Canadian branded foil market under the ALCAN brand. We have no significant branded competitor in this market. Reynolds is one of the most recognized household brands in the United States, with 98% brand awareness, and has been the top trusted brand in the consumer foil market for over 75 years, with greater than 50% market share in most of its categories. We also offer more sustainable solutions, such as Reynolds Wrap 100% recycled aluminum, unbleached parchment paper made with a chlorine-free process and coreless wax paper, which uses less packaging material than traditional wax paper rolls.
•Hefty Waste & Storage: Through our Hefty Waste & Storage segment, we produce both branded and store brand trash and food storage bags. Hefty is a well-recognized leader in the trash bag and food storage bag categories and our private label products offer value to our retail partners. Our branded products are sold under the Hefty Ultra Strong and Hefty Strong brands for trash bags in the U.S. and select international markets, and as the Hefty brand for our food storage bags in the U.S. Our food storage bags are sold internationally as Reynolds, Diamond, or Hefty Basics brands based on the region. Hefty has 98% brand awareness and is most commonly identified with the Brand’s famous “Hefty! Hefty! Hefty!” slogan. We have the #1 branded market share in the U.S. large black trash bag segment, and the #2 branded market share in the food storage bag and tall kitchen trash bag segments. Our robust product portfolio includes a full suite of products, including sustainable solutions such as compostable bags and bags made from recycled materials.
•Hefty Tableware: Through our Hefty Tableware segment, we sell both branded and store brand disposable and compostable plates, bowls, platters, containers, cups and cutlery. Our Hefty branded products include dishes, party cups, cutlery and containers. Hefty branded party cups are the #1 party cup in America measured by market share. Our branded products use our Hefty brand to represent both quality and value, and we bring this same quality and value promise to all of our store brands as well. We sell across a broad range of materials and price points in all retail channels, allowing our consumers to select the product that best suits their price, function and aesthetic needs. In 2025, we launched the line of Hefty ECOSAVE Cutlery, a high quality compostable offering.
•Presto Products: Through our Presto Products segment, we primarily sell store brand products in three main consumer categories: food storage bags, trash bags, and plastic wrap. Presto Products is a market leader in food storage bags and differentiates itself by providing access to category management, consumer insights, marketing, merchandising and research and development (“R&D”) resources. Presto Products was the first in the U.S. market to offer a store branded sandwich bag made with an approximately 20% proprietary blend of plant and ocean, renewable materials. Our Presto Products segment also includes our specialty business, which serves other consumer products companies by providing Fresh-Lock and Slide-Rite resealable closure systems.

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
Consumer demand for our products is influenced by changes in household needs, economic conditions and evolving lifestyle preferences. While convenience remains an important consideration, particularly among younger consumers, ongoing inflationary pressures and broader economic uncertainty have contributed to increased price sensitivity and shifting purchasing behaviors. These dynamics vary across income groups, with some households placing greater emphasis on affordability.
Our broad product portfolio, which includes both branded offerings and value oriented private label products, allows us to address these diverse consumer needs and mitigate demand fluctuations across economic environments. This multi-tiered approach positions us to serve consumers seeking convenience features as well as prioritizing lower cost alternatives, while maintaining product quality across our offerings. Consumer demand may continue to be affected by future changes in economic conditions, consumer preferences and other external factors.
Branded products and store brand products accounted for 61% and 39% of our revenue, excluding business-to-business revenue, respectively, in the year ended December 31, 2025. We intend to continue investing in both our branded and store brand products to grow the entire product category. Our scale across household aisles and ability to offer both branded and store brand products enable us to grow the overall category. Through our category captain level advisorship roles with our retail partners, we offer marketing and consumer shopping strategies, both in store and online, which expand usage occasions and stimulate consumption for our categories.
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
We define Adjusted EBITDA as net income calculated in accordance with GAAP, plus income tax expense, net interest expense, debt refinancing expense, depreciation and amortization, costs to execute strategic initiatives and CEO transition costs. We define Adjusted Net Income and Adjusted EPS as Net Income and Diluted Earnings Per Share calculated in accordance with GAAP, plus debt refinancing expense, costs to execute strategic initiatives and CEO transition costs.
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

The following table presents a reconciliation of our net income, the most directly comparable GAAP financial measure, to Adjusted EBITDA:

	For the Years Ended December 31,
	2025	2024	2023
	(in millions)
Net income – GAAP	$301	$352	$298
Income tax expense	92	99	95
Interest expense, net	86	98	119
Debt refinancing expense(1)	13	—	—
Depreciation and amortization	135	129	124
Costs to execute strategic initiatives(2)	25	—	—
CEO transition costs(3)	15	—	—
Adjusted EBITDA (Non-GAAP)	$667	$678	$636

(1)Reflects the expense recorded related to our March 2025 Term Loan Facility refinancing.
(2)    Reflects costs related to the execution of cost savings and revenue growth strategic initiatives.
(3)    Reflects compensation and other costs related to the CEO transition effective January 1, 2025.

The following table presents a reconciliation of our net income and diluted EPS, the most directly comparable GAAP financial measures, to Adjusted Net Income and Adjusted EPS:

	Year Ended December 31, 2025			Year Ended December 31, 2024			Year Ended December 31, 2023
(in millions, except for per share data)	Net Income	Diluted Shares	Diluted EPS	Net Income	Diluted Shares	Diluted EPS	Net Income	Diluted Shares	Diluted EPS
As Reported - GAAP	$301	210.4	$1.43	$352	210.4	$1.67	$298	210.0	$1.42
Adjustments:
Debt refinancing expense (1)	10	210.4	0.05	—	—	—	—	—	—
Costs to execute strategic initiatives (1)	19	210.4	0.09	—	—	—	—	—	—
CEO transition costs(1)	15	210.4	0.07	—	—	—	—	—	—
Adjusted (Non-GAAP)	$345	210.4	$1.64	$352	210.4	$1.67	$298	210.0	$1.42

(1)Amounts are after tax, calculated based on the applicable tax treatment of each adjustment, using a normalized effective tax rate of 23.3% for deductible items and 0% for non-deductible items.

Results of Operations
The following discussion should be read in conjunction with our consolidated financial statements included elsewhere in this Annual Report on Form 10-K. Detailed comparisons of revenue and results are presented in the discussions of the operating segments, which follow our consolidated results discussion.
Certain discussions in this section provide a breakdown of net revenues between our retail business and non-retail business. Our retail business net revenues consist of sales to grocery stores, mass merchants, warehouse clubs, discount chains, dollar stores, drug stores, home improvement stores, military outlets and eCommerce retailers. Our non-retail business net revenues consist of aluminum sales to food service customers, which were classified as related party revenues during the three months ended March 31, 2025, and industrial customers.
Discussions of the year ended December 31, 2024 items and comparisons between the year ended December 31, 2024 and the year ended December 31, 2023 can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K filed on February 5, 2025.
Aggregation of Segment Revenue and Adjusted EBITDA

(in millions)	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Unallocated⁽²⁾	Total Reynolds Consumer Products
Net revenues
2025	$1,259	$1,011	$850	$628	$(27)	$3,721
2024	1,206	981	936	597	(25)	3,695
Adjusted EBITDA (1)
2025	$219	$279	$133	$130	$(94)	$667
2024	216	277	148	130	(93)	678
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
Year Ended December 31, 2025 Compared with the Year Ended December 31, 2024
Total Reynolds Consumer Products

	For the Years Ended December 31,
(in millions, except for %)	2025	% of Revenue	2024	% of Revenue	Change	% Change
Net revenues	$3,704	100%	$3,618	98%	$86	2%
Related party net revenues	17	—%	77	2%	(60)	(78)%
Total net revenues	3,721	100%	3,695	100%	26	1%
Cost of sales	(2,807)	(75)%	(2,717)	(74)%	(90)	(3)%
Gross profit	914	25%	978	26%	(64)	(7)%
Selling, general and administrative expenses	(382)	(10)%	(429)	(12)%	47	11%
Other expense, net	(40)	(1)%	—	—%	(40)	NM %
Income from operations	492	13%	549	15%	(57)	(10)%
Interest expense, net	(86)	(2)%	(98)	(3)%	12	12%
Debt refinancing expense	(13)	—%	—	—%	(13)	NM %
Income before income taxes	393	11%	451	12%	(58)	(13)%
Income tax expense	(92)	(2)%	(99)	(3)%	7	7%
Net income	$301	8%	$352	10%	$(51)	(14)%
Adjusted EBITDA (1)	$667	18%	$678	18%	$(11)	(2)%
(1)Adjusted EBITDA is a non-GAAP measure. See “Non-GAAP Measures” for details, including a reconciliation between net income and Adjusted EBITDA.

Components of Change in Net Revenues for the Year Ended December 31, 2025 vs. the Year Ended December 31, 2024

	Price	Volume/Mix		Total
		Retail	Non-Retail
Reynolds Cooking & Baking	6%	(4)%	2%	4%
Hefty Waste & Storage	(1)%	4%	—%	3%
Hefty Tableware	2%	(11)%	—%	(9)%
Presto Products	—%	5%	—%	5%
Total RCP	3%	(2)%	—%	1%
Total Net Revenues. Total net revenues increased by $26 million, or 1%, to $3,721 million. The 1% increase was primarily driven by higher pricing related to the pass through of higher input costs, partially offset by lower retail volume.
Cost of Sales. Cost of sales increased by $90 million, or 3%, to $2,807 million. The increase was primarily driven by higher input, manufacturing and logistics costs, partially offset by lower sales volume.
Selling, General and Administrative Expenses. Selling, general and administrative expenses decreased by $47 million to $382 million due to lower personnel and advertising costs.
Other Expense, Net. Other expense, net was $40 million, reflecting costs to execute strategic initiatives and costs associated with our CEO transition.
Interest Expense, Net. Interest expense, net decreased by $12 million, or 12%, to $86 million. The decrease was primarily due to a lower outstanding principal balance as a result of principal payments made on our term loan facility.
Debt refinancing expense. In connection with the refinancing of our senior secured term loan facility in March 2025, we recorded debt refinancing expense of $13 million for the year ended December 31, 2025.
Income Tax Expense. Our effective tax rate increased by 1.4%, from 21.9% for the year ended December 31, 2024, to 23.3% for the year ended December 31, 2025. The increase was primarily due to the recognition of a discrete tax benefit for the remeasurement of deferred tax liabilities in 2024.
Adjusted EBITDA. Adjusted EBITDA decreased by $11 million, or 2%, to $667 million. The decrease in Adjusted EBITDA was primarily due to lower retail volume and higher material, manufacturing and logistics costs, partially offset by higher pricing and lower selling, general and administrative expenses.
Segment Information
Reynolds Cooking & Baking

	For the Years Ended December 31,
(in millions, except for %)	2025	2024	Change	% Change
Retail net revenues	$1,019	$1,029	$(10)	(1)%
Non-retail net revenues	240	177	63	36%
Total segment net revenues	$1,259	$1,206	$53	4%
Segment Adjusted EBITDA	$219	$216	$3	1%
Segment Adjusted EBITDA Margin	17%	18%
Total Segment Net Revenues. Reynolds Cooking & Baking total segment net revenues increased by $53 million, or 4%, to $1,259 million. The increase in net revenues was primarily due to higher pricing driven by the pass through of higher input costs and higher non-retail volume, partially offset by lower retail volume.
Adjusted EBITDA. Reynolds Cooking & Baking Adjusted EBITDA increased by $3 million, or 1%, to $219 million. The increase in Adjusted EBITDA was primarily driven by the timing of pricing actions to recover higher input costs and lower selling, general and administrative expenses, partially offset by lower retail volume.

Hefty Waste & Storage

	For the Years Ended December 31,
(in millions, except for %)	2025	2024	Change	% Change
Total segment net revenues	$1,011	$981	$30	3%
Segment Adjusted EBITDA	279	277	2	1%
Segment Adjusted EBITDA Margin	28%	28%
Total Segment Net Revenues. Hefty Waste & Storage total segment net revenues increased by $30 million, or 3%, to $1,011 million. The increase in net revenues was primarily driven by higher volume.
Adjusted EBITDA. Hefty Waste & Storage Adjusted EBITDA increased by $2 million, or 1%, to $279 million. The increase in Adjusted EBITDA was primarily driven by higher revenue and lower selling, general and administrative expenses, partially offset by higher input, manufacturing and logistics costs.
Hefty Tableware

	For the Years Ended December 31,
(in millions, except for %)	2025	2024	Change	% Change
Total segment net revenues	$850	$936	$(86)	(9)%
Segment Adjusted EBITDA	133	148	(15)	(10)%
Segment Adjusted EBITDA Margin	16%	16%
Total Segment Net Revenues. Hefty Tableware total segment net revenues decreased by $86 million, or 9%, to $850 million. The decrease in net revenues was primarily due to lower foam volume, partially offset by higher pricing, including lower promotional spending.
Adjusted EBITDA. Hefty Tableware Adjusted EBITDA decreased by $15 million, or 10%, to $133 million. The decrease in Adjusted EBITDA was primarily driven by lower foam volume and higher related costs, partially offset by higher pricing and lower selling, general and administrative expenses.
Presto Products

	For the Years Ended December 31,
(in millions, except for %)	2025	2024	Change	% Change
Total segment net revenues	$628	$597	$31	5%
Segment Adjusted EBITDA	130	130	—	—%
Segment Adjusted EBITDA Margin	21%	22%
Total Segment Net Revenues. Presto Products total segment net revenues increased by $31 million, or 5%, to $628 million. The increase in net revenues was primarily due to higher volume.
Adjusted EBITDA. Presto Products Adjusted EBITDA was $130 million in both years. Higher volume was fully offset by higher operational costs associated with scaling new distribution.
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
The following table discloses our cash flows for the years presented:

	For the Years Ended December 31,
(in millions)	2025	2024
Net cash provided by operating activities	$477	$489
Net cash used in investing activities	(161)	(120)
Net cash used in financing activities	(306)	(346)
Effect of exchange rate on cash and cash equivalents	—	(1)
Net increase in cash and cash equivalents	$10	$22
Cash provided by operating activities
Net cash from operating activities decreased by $12 million, or 2%, to $477 million. The decrease was primarily driven by lower net income.
Cash used in investing activities
Net cash used in investing activities increased by $41 million, or 34%, to $161 million. The increase was driven by an increase in cash outlays for capital expenditures.
Cash used in financing activities
Net cash used in financing activities decreased by $40 million, or 12%, to $306 million. We made principal payments of $108 million during the year ended December 31, 2025 compared to principal payments of $150 million during the year ended December 31, 2024.
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
As of December 31, 2025, the outstanding balance under the Term Loan Facility was $1,586 million. As of December 31, 2025, we had no outstanding borrowings under the Revolving Facility, and we had $7 million of letters of credit outstanding, which reduces the borrowing capacity under the Revolving Facility.
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
The aggregate notional amount of the interest rate swaps in effect as of December 31, 2025 and 2024 was $1,000 million and $1,150 million, respectively. The SOFR of the swaps in effect is fixed at an annual rate of 2.66% to 3.40% (for an annual effective interest rate of 4.41% to 5.15%, including margin). These interest rate swaps that are in effect have maturity dates of less than one year, and a weighted average effective rate of 4.71%.
Additionally, during the year ended December 31, 2025, we entered into additional interest rate swaps with forward start dates beginning in February 2026, that had an aggregate notional value of $900 million, which fixes the SOFR to an annual rate of 3.33% to 3.41% (for an annual effective interest rate of 5.08% to 5.16%, including margin). These interest rate swaps with forward start dates have maturity dates between March 2028 and March 2031, and a weighted average effective rate of 5.12%.
Prepayments
The Term Loan Facility contains customary mandatory prepayments, including with respect to excess cash flow, asset sale proceeds and proceeds from certain incurrences of indebtedness.
The Borrower may voluntarily repay outstanding loans under the Term Loan Facility at any time without premium or penalty, other than customary breakage costs with respect to SOFR based loans. During the years ended December 31, 2025 and 2024, we made voluntary principal payments of $100 million and $150 million, respectively, related to the Term Loan Facility, which were not subject to a prepayment premium.
Amortization and maturity
The Term Loan Facility matures in March 2032. The Term Loan Facility amortizes in equal quarterly installments of $4 million, which commenced in June 2025, with the balance payable on maturity. As a result of voluntary principal repayments made after amending our External Debt Facilities, the Term Loan Facility has no quarterly amortization payments due until December 2028, when the quarterly amortization payments will recommence.
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
Accounts Receivable Factoring
We are party to a factoring agreement with a financial institution to sell certain accounts receivable up to $95 million. We had no outstanding balance owed under the factoring arrangement as of December 31, 2025 and 2024. Transactions under this agreement are accounted for as sales of accounts receivable, and the receivables sold are removed from the consolidated balance sheet at the time of the sales transaction. We classify proceeds received from the sales of accounts receivable as an operating cash flow in the consolidated statement of cash flows. We record the discount as other expense, net in the consolidated statement of income.
Supply Chain Financing
We have an ongoing Supply Chain Finance program (the “SCF”) with a global financial institution (the “SCF Bank”). Under the SCF, qualifying suppliers may elect to sell their receivables from us to the SCF Bank. These participating suppliers negotiate their receivables sales arrangements directly with the SCF Bank. We are not party to those agreements, nor do we provide any security or other forms of guarantees to the SCF Bank. The participation in the program is at the sole discretion of the supplier, we have no economic interest in a supplier’s decision to enter into the agreement and have no direct financial relationship with the SCF Bank, as it relates to the SCF. Once a qualifying supplier elects to participate in the SCF and reaches an agreement with the SCF Bank, they elect which individual invoices they sell to the SCF Bank.
The terms of our payment obligations are not impacted by a supplier’s participation in the SCF and as such, the SCF has no impact on our balance sheets, cash flows or liquidity. Our payment terms with our suppliers for similar services and materials within individual markets are consistent between suppliers that elect to participate in the SCF and those that do not participate.
All outstanding amounts related to suppliers participating in the SCF are recorded within accounts payable in the consolidated balance sheet and associated payments are included as an operating cash flow in the consolidated statement of cash flows. As of December 31, 2025 and 2024, the amount of obligations outstanding that we have confirmed as valid under the SCF were $9 million and $12 million, respectively.

Dividends
During the year ended December 31, 2025, cash dividends totaling $0.92 per share were declared and paid. On January 29, 2026, a quarterly cash dividend of $0.23 per share was declared and is to be paid on February 27, 2026. We expect to continue paying cash dividends on a quarterly basis; however, future dividends are at the discretion of our Board of Directors and will depend upon our earnings, capital requirements, financial condition, contractual limitations (including under the External Debt Facilities) and other factors.
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
Contractual Obligations
The following table summarizes our material contractual obligations as of December 31, 2025:

(in millions)	Total	Less than one year	One to three years	Three to five years	Greater than five years
Long-term debt (1)	$2,125	$88	$180	$207	$1,650
Operating lease liabilities	117	28	46	32	11
Finance lease liabilities	18	2	4	4	8
Unconditional capital expenditure obligations	48	48	—	—	—
Postretirement benefit plan obligations	14	2	3	2	7
Total contractual obligations	$2,322	$168	$233	$245	$1,676
(1)Total obligations for long-term debt consist of the principal amounts and interest obligations. The interest rate on the floating rate debt balances has been assumed to be the same as the rate in effect as of December 31, 2025.
As of December 31, 2025, our liabilities for uncertain tax positions and defined benefit pension obligations totaled $13 million. The ultimate timing of these liabilities cannot be determined; therefore, we have excluded these amounts from the contractual obligations table above.
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
Revenue Recognition-Sales Incentives
We routinely commit to one-time or ongoing trade-promotion programs with our customers. Programs include discounts, allowances, shelf-price reductions, end-of-aisle or in-store displays of our products and graphics and other trade-promotion activities conducted by the customer, such as coupons. Collectively, we refer to these as sales incentives or trade promotions. Costs related to these programs are recorded as a reduction to revenue. Our trade promotion accruals are primarily based on estimated volume and incorporate historical sales and spending trends by customer and category. The determination of these estimated accruals requires judgment and may change in the future as a result of changes in customer promotion participation, particularly for new programs and for programs related to the introduction of new products. Final determination of the total cost of a promotion is dependent upon customers providing information about proof of performance and other information related to the promotional event. This process of analyzing and settling trade-promotion programs with customers could impact our results of operations and trade promotion accruals depending on how actual results of the programs compare to original estimates. Sales incentives represented 5% of total net revenues for each of the years ended December 31, 2025, 2024 and 2023. As of December 31, 2025 and 2024, we had accruals of $33 million and $36 million, respectively, reflected on our consolidated balance sheets in Accrued and other current liabilities related to sales incentive programs.
Goodwill, Indefinite-Lived Intangible Assets and Long-Lived Assets
We test our goodwill and other indefinite-lived intangible assets for impairment annually in the fiscal fourth quarter unless there are indications during a different interim period that these assets may have become impaired. No impairments were identified as a result of our impairment review performed annually during the fourth quarter of fiscal years 2025, 2024 and 2023.
Goodwill
Our reporting units for goodwill impairment testing purposes are Reynolds Cooking & Baking, Hefty Waste & Storage, Hefty Tableware and Presto Products. No instances of impairment were identified during the fiscal year 2025 annual impairment review. All of our reporting units had fair values that significantly exceeded recorded carrying values. However, future changes in the judgments, assumptions and estimates that are used in the impairment testing for goodwill as described below could result in significantly different estimates of the fair values.
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

Indefinite-Lived Intangible Assets
Our indefinite-lived intangible assets consist of certain trade names. We test indefinite-lived intangible assets for impairment on an annual basis in the fourth quarter and whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. We have the option to first assess qualitative factors such as the maturity of the trade name, the magnitude of the excess fair value over carrying value from the prior year’s impairment testing, as well as new events and circumstances impacting the trade name. If the result of a qualitative test indicates a potential for impairment, or if we voluntarily elect, a quantitative test is performed. If the carrying amount of such asset exceeds its estimated fair value, an impairment charge is recorded for the difference between the carrying amount and the estimated fair value. When a quantitative test is performed we use a relief from royalty computation under the income approach to estimate the fair value of our trade names. This approach requires significant judgments in determining (i) the estimated future branded revenue from the use of the asset; (ii) the relevant royalty rate to be applied to these estimated future cash flows; and (iii) the appropriate discount rates applied to those cash flows to determine fair value. Changes in such estimates or the use of alternative assumptions could produce different results. No instances of impairment were identified during the fiscal year 2025 annual impairment review. Each of our indefinite-lived intangible assets had fair values that significantly exceeded recorded carrying values.
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
Interest Rate Risk
We had significant variable rate debt commitments outstanding as of December 31, 2025, which accrue interest at the SOFR rate plus an applicable margin of 1.75%. These on-balance sheet financial instruments expose us to interest rate risk.
We have entered into a series of interest rate swaps to fix the SOFR of our External Debt Facilities.
The aggregate notional amount of the interest rate swaps in effect as of December 31, 2025 and 2024 was $1,000 million and $1,150 million, respectively. The SOFR of the swaps in effect is fixed at an annual rate of 2.66% to 3.40% (for an annual effective interest rate of 4.41% to 5.15%, including margin). These interest rate swaps that are in effect have maturity dates of less than one year, and a weighted average effective rate of 4.71%.
Furthermore, during the year ended December 31, 2025, we entered into additional interest rate swaps with forward start dates beginning in February 2026, that had an aggregate notional value of $900 million, which fixes the SOFR to an annual rate of 3.33% to 3.41% (for an annual effective interest rate of 5.08% to 5.16%, including margin). These interest rate swaps with forward start dates have maturity dates between March 2028 and March 2031, and a weighted average effective rate of 5.12%. The fair value of our interest rate swaps included on our consolidated balance sheets as of December 31, 2025 was $1 million. Refer to Note 8 – Financial Instruments for further detail.

Maturity date	Pay fixed / receive variable notional (in millions)	Average pay rate (1)
2026	1,000	4.7%
Total interest rate swaps in effect as of December 31, 2025	1,000
2027	—	—%
2028	500	5.1%
2029	—	—%
2030	—	—%
2031	400	5.2%
Total interest rate swaps with forward start dates	$900
(1) Includes 1.75% applicable margin on the one-month SOFR.
Based on the unhedged outstanding borrowings under the Term Loan Facility as of December 31, 2025, a 100-basis point increase (decrease) in the interest rates under the Term Loan Facility would result in a $6 million increase (decrease) in interest expense, per annum, on our borrowings.
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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm
To the Board of Directors and Stockholders of Reynolds Consumer Products Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Reynolds Consumer Products Inc. and its subsidiaries (the “Company”) as of December 31, 2025 and 2024, and the related consolidated statements of income, of comprehensive income, of stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2025, including the related notes (collectively referred to as the “consolidated financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.
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
Revenue Recognition for Certain Contracts with Customers
As described in Note 2 to the consolidated financial statements, the Company recorded total net revenues of $3,721 million for the year ended December 31, 2025, of which a portion relates to certain contracts with customers, recorded net of discounts, allowances and trade promotions (collectively referred to as “sales incentives”) recognized throughout the year. Consideration in contracts with customers is variable due to anticipated reductions such as sales incentives. Accordingly, revenues are recorded net of estimated sales incentives recognized throughout the year and as of year-end. The transaction price is estimated based on the amount of consideration to which management believes the Company will be entitled, using an expected value method.
The principal considerations for our determination that performing procedures relating to revenue recognition for certain contracts with customers is a critical audit matter is a high degree of auditor effort in performing procedures related to revenue recognition for certain contracts with customers, recorded net of sales incentives recognized throughout the year.
Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to the revenue recognition process. These procedures also included, among others (i) evaluating certain revenue transactions by testing the issuance and settlement of invoices and credit memos, tracing transactions not settled to a detailed listing of accounts receivable, and testing the completeness and accuracy of data provided by management; (ii) evaluating and recalculating, on a sample basis, certain sales incentives recognized by obtaining and inspecting source documents, such as executed contracts and support for the amount; and (iii) evaluating, on a sample basis, outstanding customer invoice balances as of December 31, 2025 by obtaining and inspecting source documents, such as executed contracts, invoices, proof of shipment, and subsequent cash receipts.
/s/PricewaterhouseCoopers LLP
Chicago, Illinois
February 4, 2026
We have served as the Company’s auditor since 2015.

Reynolds Consumer Products Inc.
Consolidated Statements of Income
For the Years Ended December 31
(in millions, except for per share data)

	2025	2024	2023
Net revenues	$3,704	$3,618	$3,673
Related party net revenues	17	77	83
Total net revenues	3,721	3,695	3,756
Cost of sales	(2,807)	(2,717)	(2,814)
Gross profit	914	978	942
Selling, general and administrative expenses	(382)	(429)	(430)
Other expense, net	(40)	—	—
Income from operations	492	549	512
Interest expense, net	(86)	(98)	(119)
Debt refinancing expense	(13)	—	—
Income before income taxes	393	451	393
Income tax expense	(92)	(99)	(95)
Net income	$301	$352	$298

Earnings per share
Basic	$1.43	$1.68	$1.42
Diluted	$1.43	$1.67	$1.42

Weighted average shares outstanding:
Basic	210.3	210.1	210.0
Diluted	210.4	210.4	210.0
See accompanying notes to the consolidated financial statements.

Reynolds Consumer Products Inc.
Consolidated Statements of Comprehensive Income
For the Years Ended December 31
(in millions)

	2025	2024	2023
Net income	$301	$352	$298
Other comprehensive (loss) income, net of income taxes:
Currency translation adjustment	2	(3)	—
Employee benefit plans	(3)	(3)	11
Derivative instruments	(14)	(9)	(13)
Other comprehensive (loss) income, net of income taxes	(15)	(15)	(2)
Comprehensive income	$286	$337	$296
See accompanying notes to the consolidated financial statements.

Reynolds Consumer Products Inc.
Consolidated Balance Sheets
As of December 31
(in millions, except for per share data)

	2025	2024
Assets
Cash and cash equivalents	$147	$137
Accounts receivable, net	355	337
Other receivables	10	7
Related party receivables	—	6
Inventories	584	567
Other current assets	20	47
Total current assets	1,116	1,101
Property, plant and equipment, net	823	758
Operating lease right-of-use assets, net	98	90
Goodwill	1,895	1,895
Intangible assets, net	943	972
Other assets	61	57
Total assets	$4,936	$4,873
Liabilities
Accounts payable	$387	$319
Related party payables	—	34
Current operating lease liabilities	23	20
Income taxes payable	14	5
Accrued and other current liabilities	153	161
Total current liabilities	577	539
Long-term debt	1,580	1,686
Long-term operating lease liabilities	81	73
Deferred income taxes	350	342
Long-term postretirement benefit obligation	13	14
Other liabilities	82	77
Total liabilities	$2,683	$2,731
Commitments and contingencies (Note 13)
Stockholders’ equity
Common stock, $0.001 par value; 2,000 shares authorized; 210.3 shares issued and outstanding	—	—
Additional paid-in capital	1,431	1,413
Accumulated other comprehensive income	20	35
Retained earnings	802	694
Total stockholders’ equity	2,253	2,142
Total liabilities and stockholders’ equity	$4,936	$4,873
See accompanying notes to the consolidated financial statements.

Reynolds Consumer Products Inc.
Consolidated Statements of Stockholders’ Equity
(in millions, except for per share data)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
Balance as of December 31, 2022	$—	$1,385	$431	$52	$1,868
Net income	—	—	298	—	298
Other comprehensive loss, net of income taxes	—	—	—	(2)	(2)
Dividends ($0.92 per share declared and paid)	—	—	(192)	—	(192)
Other	—	11	—	—	11
Balance as of December 31, 2023	$—	$1,396	$537	$50	$1,983
Net income	—	—	352	—	352
Other comprehensive loss, net of income taxes	—	—	—	(15)	(15)
Dividends ($0.92 per share declared and paid)	—	—	(192)	—	(192)
Other	—	17	(3)	—	14
Balance as of December 31, 2024	$—	$1,413	$694	$35	$2,142
Net income	—	—	301	—	301
Other comprehensive loss, net of income taxes	—	—	—	(15)	(15)
Dividends ($0.92 per share declared and paid)	—	—	(192)	—	(192)
Other	—	18	(1)	—	17
Balance as of December 31, 2025	$—	$1,431	$802	$20	$2,253
See accompanying notes to the consolidated financial statements.

Reynolds Consumer Products Inc.
Consolidated Statements of Cash Flows
For the Years Ended December 31
(in millions)

	2025	2024	2023
Cash provided by operating activities
Net income	$301	$352	$298
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	135	129	124
Deferred income taxes	13	(11)	(5)
Stock compensation expense	21	19	14
Change in assets and liabilities:
Accounts receivable, net	(11)	11	—
Other receivables	(4)	1	7
Related party receivables	(1)	1	—
Inventories	(18)	(42)	198
Accounts payable	40	95	(31)
Related party payables	(9)	—	(12)
Income taxes payable / receivable	9	(17)	9
Accrued and other current liabilities	(6)	(26)	42
Other assets and liabilities	7	(23)	—
Net cash provided by operating activities	477	489	644
Cash used in investing activities
Acquisition of property, plant and equipment	(161)	(120)	(104)
Acquisition of business	—	—	(6)
Net cash used in investing activities	(161)	(120)	(110)
Cash (used in) provided by financing activities
Repayment of long-term debt	(108)	(150)	(262)
Dividends paid	(192)	(192)	(192)
Proceeds from term loan refinancing(1)	743	—	—
Repayments of existing term loan(1)	(743)	—	—
Other financing activities	(6)	(4)	(3)
Net cash used in financing activities	(306)	(346)	(457)
Effect of exchange rate changes on cash and cash equivalents	—	(1)	—
Cash and cash equivalents:
Increase in cash and cash equivalents	10	22	77
Balance as of beginning of the year	137	115	38
Balance as of end of the year	$147	$137	$115

Cash paid:
Interest – long-term debt, net of interest rate swaps	$82	$98	$114
Income taxes	67	125	90
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
Cash and Cash Equivalents:
Cash and cash equivalents include demand deposits with banks and all highly liquid investments with original maturities of three months or less. We maintain our bank accounts with a relatively small number of high quality financial institutions. Cash balances held by non-U.S. entities as of December 31, 2025 and 2024 were $9 million and $10 million, respectively.
Accounts Receivable:
Accounts receivable are recorded at face amounts less an allowance for doubtful accounts. The allowance is an estimate based on historical collection experience, current economic and market conditions and a review of the current status of each customer’s trade accounts receivable balance. We evaluate the aging of the accounts receivable balances and the financial condition of our customers to estimate the amount of accounts receivable that may not be collected in the future and record the appropriate provision. The allowance for doubtful accounts was not material as of December 31, 2025 and 2024.
We are party to a factoring agreement with a financial institution to sell certain accounts receivable up to $95 million. We had no outstanding balance owed under the factoring arrangement as of December 31, 2025 and 2024. Transactions under this agreement are accounted for as sales of accounts receivable, and the receivables sold are removed from the consolidated balance sheet at the time of the sales transaction. We classify proceeds received from the sales of accounts receivable as an operating cash flow in the consolidated statement of cash flows. We record the discount as other expense, net in the consolidated statement of income.

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
Supply Chain Financing:
We have an ongoing Supply Chain Finance program (the “SCF”) with a global financial institution (the “SCF Bank”). Under the SCF, qualifying suppliers may elect to sell their receivables from us to the SCF Bank. These participating suppliers negotiate their receivables sales arrangements directly with the SCF Bank. We are not party to those agreements, nor do we provide any security or other forms of guarantees to the SCF Bank. The participation in the program is at the sole discretion of the supplier, we have no economic interest in a supplier’s decision to enter into the agreement and have no direct financial relationship with the SCF Bank, as it relates to the SCF. Once a qualifying supplier elects to participate in the SCF and reaches an agreement with the SCF Bank, they elect which individual invoices they sell to the SCF Bank.
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
Our outstanding obligations confirmed as valid under our SCF was as follows:

	As of December 31,
	2025	2024
	(in millions)
Confirmed obligations outstanding at the beginning of the year	$12	$19
Invoices confirmed during the year	46	60
Confirmed invoices paid during the year	(49)	(67)
Confirmed obligations outstanding at the end of the year	$9	$12

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
Marketing, Advertising and Research and Development:
We promote our products with marketing and advertising programs. These programs include, but are not limited to, cooperative advertising, in-store displays and consumer marketing promotions. The costs of end-consumer marketing programs that are conducted in conjunction with our customers, such as coupons, are recorded as a reduction to revenue. We do not defer these costs on our consolidated balance sheets and all marketing and advertising costs are recorded as an expense in the year incurred. Advertising expense was $55 million, $78 million and $79 million in the years ended December 31, 2025, 2024 and 2023, respectively. We expense product research and development costs as incurred. Research and development expense was $48 million, $45 million and $44 million in the years ended December 31, 2025, 2024 and 2023, respectively. We record marketing and advertising as well as research and development expenses in selling, general and administrative expenses.
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
In addition to fair value disclosure requirements related to financial instruments carried at fair value, accounting standards require disclosures regarding the fair value of all of our financial instruments. The carrying values of cash equivalents, accounts receivables, other receivables, related party receivables, accounts payable, related party payables and accrued and other current liabilities are reasonable estimates of their fair values as of December 31, 2025 and 2024 due to the short-term nature of these instruments.
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
In December 2023, FASB issued ASU 2023-09, Income Taxes (Topic 740), which enhances disclosures within the income tax rate reconciliation and information disclosed related to income taxes paid, and requires disaggregation of certain financial statement captions between domestic, foreign, federal and state. This ASU is effective for annual periods beginning after December 15, 2024, with early adoption permitted. We adopted the standard, prospectively, as of January 1, 2025, with no material impact on our consolidated financial statements.

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
In November 2025, FASB issued ASU 2025-09, Derivatives and Hedging (Topic 815): Hedge Accounting Improvements, which updates hedge accounting requirements. This ASU is effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods within those annual reporting periods, with early adoption permitted. We are currently assessing the impact of this standard on our consolidated financial statements.
In December 2025, FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow Scope Improvements, which clarifies interim disclosure requirements. This ASU is effective for interim reporting periods beginning after December 15, 2027, with early adoption permitted. We are currently assessing the impact of this standard on our consolidated financial statements.
Note 3 – Inventories
Inventories consisted of the following:

	As of December 31,
	2025	2024
	(in millions)
Raw materials	$133	$129
Work in progress	76	60
Finished goods	309	318
Spare parts	66	60
Inventories	$584	$567
Note 4 – Property, Plant and Equipment, Net
Property, plant and equipment, net consisted of the following:

	As of December 31,
	2025	2024
	(in millions)
Land and land improvements	$50	$47
Buildings and building improvements	240	230
Machinery and equipment	1,444	1,355
Construction in progress	123	87
Property, plant and equipment, at cost	1,857	1,719
Less: accumulated depreciation	(1,034)	(961)
Property, plant and equipment, net	$823	$758
Depreciation expense was $104 million, $98 million and $93 million for the years ended December 31, 2025, 2024 and 2023, respectively, of which $95 million, $89 million and $82 million, respectively, was recognized in cost of sales and $9 million, $9 million and $11 million, respectively, was recognized in selling, general and administrative expenses.

Reynolds Consumer Products Inc.
Notes to the Consolidated Financial Statements
Note 5 – Goodwill and Intangible Assets
Goodwill by reportable segment was as follows:

	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Total
	(in millions)
Balance as of December 31, 2023	$794	$505	$298	$298	$1,895
Movements	—	—	—	—	—
Balance as of December 31, 2024	794	505	298	298	1,895
Movements	—	—	—	—	—
Balance as of December 31, 2025	$794	$505	$298	$298	$1,895
Intangible assets, net consisted of the following:

	As of December 31, 2025			As of December 31, 2024
	Gross carrying amount	Accumulated amortization	Net	Gross carrying amount	Accumulated amortization	Net
	(in millions)
Finite-lived intangible assets
Customer relationships	$580	$(487)	$93	$580	$(458)	$122
Trade names	25	(25)	—	25	(25)	—
Total finite-lived intangible assets	605	(512)	93	605	(483)	122
Indefinite-lived intangible assets
Trade names	850	—	850	850	—	850
Total intangible assets	$1,455	$(512)	$943	$1,455	$(483)	$972
Amortization expense for intangible assets was $29 million, $29 million and $30 million for the years ended December 31, 2025, 2024 and 2023, respectively, and has been recognized in selling, general and administrative expenses.
Estimated annual amortization for intangible assets over the next five calendar years are as follows:

(in millions)	2026	2027	2028	2029	2030
Estimated annual amortization	$22	$21	$18	$17	$15

Reynolds Consumer Products Inc.
Notes to the Consolidated Financial Statements
Note 6 – Debt
Long-Term Debt
Long-term debt consisted of the following:

	As of December 31,
	2025	2024
	(in millions)
Term Loan Facility	$1,586	$1,695
Deferred financing transaction costs	(6)	(8)
Original issue discounts	—	(1)
Long-term debt	$1,580	$1,686
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
In connection with Amendment No. 4 to our syndicated loan arrangement, we evaluated the accounting treatment of deferred and new debt transaction costs on a creditor-by-creditor basis in accordance with GAAP. This analysis resulted in the recognition of a debt refinancing expense of $13 million during fiscal year 2025, comprised of $12 million of new fees allocated to modified loans and $1 million of deferred financing transaction costs and original issue discount expensed related to extinguished loans. This expense is presented separately in our condensed consolidated statements of income. Additionally, during fiscal year 2025, we capitalized $1 million of qualifying financing-related costs associated with Amendment No. 4. These costs, along with $7 million of remaining deferred financing transaction costs, will be amortized over the remaining term of the Term Loan Facility, subject to acceleration for early term loan principal payments.
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
Term Loan Facility
The Term Loan Facility matures in March 2032. The Term Loan Facility amortizes in equal quarterly installments of $4 million, which commenced in June 2025, with the balance payable on maturity. During the years ended December 31, 2025 and 2024, we made voluntary principal repayments of $100 million and $150 million. As a result of voluntary principal repayments made after amending our External Debt Facilities, the Term Loan Facility has no quarterly amortization payments due until December 2028, when the quarterly amortization payments will recommence.

Reynolds Consumer Products Inc.
Notes to the Consolidated Financial Statements
Revolving Facility
In November 2023, we amended the External Debt Facilities to extend the maturity date of the Revolving Facility by one year. In October 2024, we further amended the External Debt Facilities to replace the undrawn $250 million revolving facility maturing in February 2026 with an undrawn $700 million revolving facility maturing in October 2029. The Revolving Facility includes a sub-facility for letters of credit. As of December 31, 2025, we had no outstanding borrowings under the Revolving Facility, and we had $7 million of letters of credit outstanding, which reduces the borrowing capacity under the Revolving Facility.
Fair Value of Our Long-Term Debt
The fair value of our long-term debt as of December 31, 2025, which is a Level 2 fair value measurement, approximates the carrying value due to the variable market interest rate and the stability of our credit profile.
Interest expense, net:
Interest expense, net consisted of the following:

	For the Years Ended December 31,
	2025	2024	2023
	(in millions)
Interest expense, Term Loan Facility	$100	$127	$142
Amortization of deferred financing transaction costs	2	4	4
Interest rate swaps (benefit) expense	(18)	(31)	(29)
Other	2	(2)	2
Interest expense, net	$86	$98	$119
Scheduled Maturities
Below is a schedule of required future repayments on our debt outstanding as of December 31, 2025:

(in millions)
2026	$—
2027	—
2028	4
2029	16
2030	16
Thereafter	1,550
Total long-term debt	$1,586

Reynolds Consumer Products Inc.
Notes to the Consolidated Financial Statements
Note 7 – Leases
We lease certain buildings and plant and equipment. Our leases have reasonably assured remaining lease terms of up to 11 years. Certain leases include options to renew for up to 15 years. At lease inception, we determine the lease term by assuming the exercise of those renewal options that are reasonably certain. Some leases have variable payments, however, because they are not based on an index or rate, they are not included in the measurement of ROU assets and lease liabilities. Variable payments for real estate leases relate primarily to common area maintenance, insurance, taxes and utilities associated with the properties. Variable payments for equipment leases relate primarily to hours, miles, or other quantifiable usage factors, which are not determinable at the time of lease inception. These variable payments are expensed as incurred. The discount rate applied to our leases in determining the present value of lease payments is our incremental borrowing rate based on the information available at the commencement date. Leases with an initial term of 12 months or less are not recorded in our consolidated balance sheets and we recognize lease expense for these leases on a straight-line basis over the lease term.
Operating lease costs consisted of the following:

	As of December 31,
	2025	2024	2023
	(in millions)
Operating lease costs	$29	$23	$18
Variable lease costs	—	—	1
Short-term lease costs	4	4	4
Total operating lease costs	$33	$27	$23
Lease costs related to the amortization of finance lease assets and interest on finance lease liabilities were not material for the years ended December 31, 2025, 2024 and 2023.
Future lease payments under non-cancellable leases were as follows:

	As of December 31, 2025
	Operating Leases	Finance Leases	Total
	(in millions)
2026	$28	$2	$30
2027	25	2	27
2028	21	2	23
2029	18	2	20
2030	14	2	16
Thereafter	11	8	19
Total undiscounted lease payments	117	18	135
Less: imputed interest	(13)	(4)	(17)
Present value of lease liabilities	$104	$14	$118
As of December 31, 2025, we had no material commitments related to operating leases executed that have not yet commenced.

Reynolds Consumer Products Inc.
Notes to the Consolidated Financial Statements
Lease liabilities and ROU assets included in our consolidated balance sheets were as follows:

		As of December 31,
		2025	2024
		(in millions)
Operating leases	Balance Sheet Classification
Right-of-use assets	Operating lease right-of-use assets	$98	$90
Current lease liabilities	Current operating lease liabilities	$23	$20
Non-current lease liabilities	Long-term operating lease liabilities	81	73
Total operating lease liabilities		$104	$93

Finance leases	Balance Sheet Classification
Right-of-use assets	Other assets	$13	$15
Current lease liabilities	Accrued and other current liabilities	$1	$1
Non-current lease liabilities	Other liabilities	13	14
Total finance lease liabilities		$14	$15
During the years ended December 31, 2025 and 2024, new leases and lease modifications resulted in the recognition of operating ROU assets and corresponding operating lease liabilities totaling $32 million and $53 million, respectively. New leases and lease modifications resulting in the recognition of finance lease ROU assets and corresponding finance lease liabilities were not material during the years ended December 31, 2025 and 2024.
During the years ended December 31, 2025, 2024 and 2023, cash flows from operating activities in the consolidated statements of cash flows reflected $27 million, $21 million and $18 million, respectively, of payments for operating lease liabilities. Payments for finance lease liabilities in the years ended December 31, 2025, 2024 and 2023 were not material.
The weighted average remaining lease term and weighted average discount rates were as follows:

	As of December 31, 2025
	Operating Leases	Finance Leases
Weighted-average remaining lease term (in years)	4.83	9.69
Weighted-average discount rate	4.96%	5.52%
Note 8 – Financial Instruments
Interest Rate Derivatives
We have entered into a series of interest rate swaps to fix the SOFR of our External Debt Facilities.
The aggregate notional amount of the interest rate swaps in effect as of December 31, 2025 and 2024 was $1,000 million and $1,150 million, respectively. The SOFR of the swaps in effect is fixed at an annual rate of 2.66% to 3.40% (for an annual effective interest rate of 4.41% to 5.15%, including margin). These interest rate swaps that are in effect have maturity dates of less than one year, and a weighted average effective rate of 4.71%.
Additionally, during the year ended December 31, 2025, we entered into additional interest rate swaps with forward start dates beginning in February 2026, that had an aggregate notional value of $900 million, which fixes the SOFR to an annual rate of 3.33% to 3.41% (for an annual effective interest rate of 5.08% to 5.16%, including margin). These interest rate swaps with forward start dates have maturity dates between March 2028 and March 2031, and a weighted average effective rate of 5.12%.
The interest rate swaps outstanding as of December 31, 2025 hedge a portion of the interest rate exposure resulting from borrowings under our Term Loan Facility. We have classified these instruments as cash flow hedges.

Reynolds Consumer Products Inc.
Notes to the Consolidated Financial Statements
The fair value of the assets and liabilities associated with our interest rate swaps, as reflected gross in the consolidated balance sheets, were as follows:

	As of December 31, 2025
	2025	2024
	(in millions)
Assets:
Other current assets	$1	$15
Other assets	1	1
Total assets	$2	$16

Liabilities:
Accrued and other current liabilities	$—	$—
Other liabilities	1	—
Total liabilities	$1	$—
Note 9 – Benefit Plans
Defined Benefit Plan
We have a defined benefit plan for certain of our employees, which is non-contributory and eligible employees are fully vested after five years of service. The impact of the liability of the defined benefit plan on our consolidated balance sheets as of December 31, 2025 and 2024 was not material.
Defined Contribution Plans
We offer defined contribution plans to eligible employees in the United States as well as employees in certain other countries. Our expense relating to defined contribution plans was $32 million, $32 million and $29 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Postretirement Benefit Plan
Certain of our employees in the United States participate in a postretirement benefit plan. Our postretirement benefit plan is not funded. The changes in and the amount of the accumulated postretirement benefit obligation were as follows:

	As of December 31,
	2025	2024
	(in millions)
Accumulated postretirement benefit obligation as of January 1	$15	$16
Service cost	—	—
Interest cost	1	1
Benefits paid	(1)	(2)
Actuarial gains	(1)	—
Accumulated postretirement benefit obligation as of December 31	$14	$15
The accrued benefit obligation was included in our consolidated balance sheets as follows:

	As of December 31,
	2025	2024
	(in millions)
Accrued and other current liabilities	$1	$2
Long-term postretirement benefit obligation	13	13
	$14	$15

Reynolds Consumer Products Inc.
Notes to the Consolidated Financial Statements
A portion of our accrued benefit obligation has been recorded in accumulated other comprehensive income as follows:

	Net Actuarial Gain	Deferred Income Tax Expense	Accumulated Other Comprehensive Income
As of December 31, 2023	$44	$(10)	$34
Changes	(4)	1	(3)
As of December 31, 2024	40	(9)	31
Changes	(4)	1	(3)
As of December 31, 2025	36	(8)	28
We used the following weighted-average assumptions to determine our postretirement benefit obligations:

	As of December 31,
	2025	2024
Discount rate	5.31%	5.58%
Health care cost trend rate assumed for next year	8.50%	8.50%
Ultimate trend rate	4.40%	4.40%
Year that the rate reaches the ultimate trend rate	2035	2035
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
Components of Net Periodic Postretirement Costs:
Our total net periodic postretirement benefit cost for each of the years ended December 31, 2025, 2024 and 2023 was not material.
We used the following weighted-average assumptions to determine our net periodic postretirement health care cost:

	For the Years Ended December 31,
	2025	2024	2023
Discount rate	5.58%	4.95%	5.18%
Health care cost trend rate assumed for next year	8.50%	8.00%	7.00%
Ultimate trend rate	4.40%	4.50%	4.50%
Year that the rate reaches the ultimate trend rate	2035	2033	2032
Future Benefit Payments:
Expected contributions for the next fiscal year equal the estimated benefit payments of $2 million.
Our estimated future benefit payments for our postretirement benefit plan as of December 31, 2025 were as follows:

(in millions)
2026	$2
2027	2
2028	1
2029	1
2030	1
2031-2035	5

Reynolds Consumer Products Inc.
Notes to the Consolidated Financial Statements
Note 10 – Stock-based Compensation
Our equity incentive plan was established in 2020 for purposes of granting stock-based compensation awards to certain members of our senior management, our non-executive directors and to certain employees, to incentivize their performance and align their interests with ours. We have granted RSUs to certain employees and non-employee directors that have a service-based vesting condition. In addition, we have granted PSUs to certain members of management that have a performance-based vesting condition. We account for forfeitures of outstanding but unvested grants in the period they occur. A maximum of 10.5 million shares of common stock were initially available for issuance under equity incentive awards granted pursuant to the plan. In the year ended December 31, 2025, 0.8 million RSUs and 0.4 million PSUs were granted.
A summary of activity for RSUs and PSUs for the year ended December 31, 2025 is as follows (in millions, except for per share data):

	Shares	Weighted-Average Grant-Date Fair Value Per Share
Unvested, at December 31, 2024	1.3	$28.52
Granted	1.2	25.71
Forfeited	(0.2)	26.92
Vested	(0.3)	28.63
PSU performance adjustment	—	—
Unvested, at December 31, 2025	2.0	$27.00
Unrecognized compensation expense relating to unvested RSUs as of December 31, 2025, was $9 million, which is expected to be recognized over a weighted average period of 1.38 years.
Unrecognized compensation expense relating to unvested PSUs as of December 31, 2025, was $5 million, which is expected to be recognized over a weighted average period of 1.75 years.
There were stock-based compensation awards, representing 2.0 million shares and 1.3 million shares outstanding at December 31, 2025 and 2024, respectively. Stock-based compensation expense was $21 million, $19 million and $14 million for the years ended December 31, 2025, 2024 and 2023, respectively.
Note 11 – Accrued and Other Current Liabilities
Accrued and other current liabilities consisted of the following:

	As of December 31,
	2025	2024
	(in millions)
Accrued personnel costs	$59	$66
Trade promotion allowances	33	36
Other	61	59
Accrued and other current liabilities	$153	$161

Reynolds Consumer Products Inc.
Notes to the Consolidated Financial Statements
Note 12 – Other Expense, Net
Other expense, net consisted of the following:

	For the Years Ended December 31,
	2025	2024	2023
	(in millions)
Costs to execute strategic initiatives (1)	$25	$—	$—
CEO transition costs (2)	15	—	—
Other expense, net	$40	$—	$—
(1)Reflects costs related to the execution of cost savings and revenue growth strategic initiatives.
(2)    Reflects compensation and other costs related to the CEO transition effective January 1, 2025
Note 13 – Commitments and Contingencies
Legal Proceedings:
We are from time to time party to litigation, legal proceedings and tax examinations arising from our operations. Most of these matters involve allegations of damages against us related to employment matters, consumer complaints, advertising/labeling claims, personal injury claims and commercial or contractual disputes. We record estimates for claims and proceedings that constitute a present obligation when it is probable that an outflow of resources will be required to settle the obligation and a reliable estimate of such obligation can be made. While it is not possible to predict the outcome of any of these matters, based on our assessment of the facts and circumstances as of December 31, 2025, we do not believe any of these matters, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows. However, actual outcomes may differ from those expected and could have a material effect on our financial position, results of operations or cash flows in a future period.
Note 14 – Accumulated Other Comprehensive Income
The following table summarizes the changes in our balances of each component of accumulated other comprehensive income.

	Currency Translation Adjustments	Employee Benefit Plans	Derivative Instruments	Accumulated Other Comprehensive Income
	(in millions)
Balance as of December 31, 2022	$(7)	$23	$36	$52
Gain arising during the period	—	18	12	30
Reclassification to earnings	—	(3)	(29)	(32)
Effect of deferred taxes	—	(4)	4	—
Balance as of December 31, 2023	$(7)	$34	$23	$50
Gain (loss) arising during the period	(3)	2	20	19
Reclassification to earnings	—	(6)	(32)	(38)
Effect of deferred taxes	—	1	3	4
Balance as of December 31, 2024	$(10)	$31	$14	$35
Gain arising during the period	2	2	2	6
Reclassification to earnings	—	(6)	(21)	(27)
Effect of deferred taxes	—	1	5	6
Balance as of December 31, 2025	$(8)	$28	$—	$20

Reynolds Consumer Products Inc.
Notes to the Consolidated Financial Statements
Note 15 – Income Taxes
The components of income before income tax were as follows:

	For the Years Ended December 31,
	2025	2024	2023
	(in millions)
Income before income taxes:
United States	$381	$438	$380
International	12	13	13
Total income before income taxes	$393	$451	$393
Significant components of income tax expense were as follows:

	For the Years Ended December 31,
	2025	2024	2023
	(in millions)
Current
United States
Federal	$65	$93	$83
State	11	13	16
Foreign	3	4	3
Total current income tax expense	79	110	102
Deferred
United States
Federal	14	(1)	(4)
State	(1)	(10)	(3)
Foreign	—	—	—
Total deferred income tax (benefit) expense	13	(11)	(7)
Total income tax expense	$92	$99	$95

Reynolds Consumer Products Inc.
Notes to the Consolidated Financial Statements
A reconciliation of income taxes computed at the U.S. Federal statutory income tax rate of 21% for 2025 to our income tax expense was as follows:

	For the Year Ended December 31,
	2025
	Amount (in millions)	Percent
U.S. Federal statutory tax rate	$83	21.0%
State and local income taxes, net of Federal income tax effect (1)	6	1.5%
Foreign tax effects	1	0.1%
Effects of cross-border tax laws	(1)	(0.2)%
Tax credits	(1)	(0.3)%
Changes in valuation allowances	2	0.6%
Changes in unrecognized tax benefits	2	0.6%
Income tax expense and effective tax rate	$92	23.3%
(1)    State taxes in Wisconsin, California and Minnesota made up the majority (greater than 50%) of the tax effect in this category.
A reconciliation of income taxes computed at the U.S. Federal statutory income tax rate of 21% for 2024 and 2023, to our income tax expense was as follows:

	For the Years Ended December 31,
	2024	2023
	(in millions)
U.S. Federal income tax expense at the statutory rate	$95	$82
U.S. State income tax expense	12	10
Change in tax rates(1)	(9)	—
Non-deductible expenses	2	3
Return to provision adjustments	(1)	—
Total income tax expense	$99	$95
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

Reynolds Consumer Products Inc.
Notes to the Consolidated Financial Statements
Deferred Tax Assets and Liabilities
Deferred income taxes result from temporary differences between the amount of assets and liabilities recognized for financial reporting and tax purposes. The components of our net deferred income tax liability were as follows:

	As of December 31,
	2025	2024
	(in millions)
Deferred tax assets
Employee benefits	$30	$25
Lease obligations	27	24
Inventory	8	8
Reserves	11	5
Tax losses	6	4
Total deferred tax assets	82	66
Valuation allowance	(9)	(7)
Total deferred tax assets after valuation allowance	73	59
Deferred tax liabilities
Intangible assets	(268)	(260)
Property, plant and equipment	(111)	(101)
Lease right-of-use assets	(26)	(23)
Prepaid expense	(16)	(12)
Financial instruments	—	(4)
Other	(2)	(1)
Total deferred tax liabilities	(423)	(401)
Net deferred tax liabilities	$(350)	$(342)
Uncertain Tax Positions
ASC 740 prescribes a recognition threshold of more-likely-than not to be sustained upon examination as it relates to the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements. Our policy is to include interest and penalties related to gross unrecognized tax benefits in income tax expense.
The following table summarizes the activity related to our gross unrecognized tax benefits:

	For the Years Ended December 31,
	2025	2024	2023
	(in millions)
Balance as of beginning of the year	$11	$11	$8
Increase associated with tax positions taken during the current year	1	1	2
Increase (decrease) associated with tax positions taken in prior years	1	(1)	1
Ending unrecognized tax benefits	$13	$11	$11
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

Reynolds Consumer Products Inc.
Notes to the Consolidated Financial Statements
Taxes Paid
The components of cash paid for income taxes, net of refunds received, were as follows:

For the Year Ended December 31,
2025
(in millions)
Federal	$55
State	9
Foreign	3
Net cash taxes paid	$67
Tax Reform
On July 4, 2025, the U.S. government enacted the One Big Beautiful Bill Act (“OBBBA”) which includes, among other provisions, changes to the U.S. corporate income tax system, including the allowance of 100% expensing of qualified asset expenditures, immediate expensing of qualifying domestic research and development expenses and permanent extensions of certain other provisions within the Tax Cuts and Jobs Act. Certain provisions are effective for 2025, beginning January 19, 2025. The enactment did not have a material impact on our effective tax rate for the year ended December 31, 2025.

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
Effective January 1, 2025, we updated our segment reporting to reflect our international business based on product category alignment, as opposed to the entirety of international results historically being reported in the Reynolds Cooking & Baking segment. All prior period segment disclosures have been recast to reflect this reassignment. Our composition of operating segments and reportable segments did not change, and this reassignment had no effect on our previously reported consolidated results of operations.
Our segments are described as follows:
Reynolds Cooking & Baking
Our Reynolds Cooking & Baking segment produces branded and store brand aluminum foil, disposable aluminum pans, parchment paper, freezer paper, wax paper, butcher paper, plastic wrap, baking cups, oven bags and slow cooker liners. Our branded products are sold under the Reynolds Wrap, Reynolds Kitchens and EZ Foil brands in the United States and select international markets, under the ALCAN brand in Canada and under the Diamond brand outside of North America.
Hefty Waste & Storage
Our Hefty Waste & Storage segment produces both branded and store brand trash and food storage bags. Our branded products are sold under the Hefty Ultra Strong and Hefty Strong brands for trash bags in the U.S. and select international markets, and as the Hefty brand for our food storage bags in the U.S. Our food storage bags are sold internationally as Reynolds, Diamond, or Hefty Basics brands based on the region.
Hefty Tableware
Our Hefty Tableware segment sells both branded and store brand disposable and compostable plates, bowls, platters, cups and cutlery. Our Hefty branded products include dishes, party cups, cutlery and containers.

Reynolds Consumer Products Inc.
Notes to the Consolidated Financial Statements
Presto Products
Our Presto Products segment primarily sells store brand products in three main consumer categories: food storage bags, trash bags and plastic wrap. Our Presto Products segment also includes our specialty business, which serves other consumer products companies by providing Fresh-Lock and Slide-Rite resealable closure systems.
Information by Segment
We present segment adjusted EBITDA (“Adjusted EBITDA”) as this is the financial measure by which management and our CODM evaluates the performance of each segment and allocates resources (including employees, property and financial or capital resources) for each segment, predominantly in the annual budgeting and forecasting process. The CODM considers budget-to-actual variances on a monthly basis, as well as performance versus the prior year, when making decisions about allocating capital and personnel to the segments.
Adjusted EBITDA represents each segment’s earnings before interest, tax, depreciation and amortization and may be further adjusted to exclude certain other items, if applicable.
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

	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Segment total	Unallocated(1)	Total
2025	(in millions)
Net revenues	$1,259	$1,003	$850	$614	$3,726	$(5)	$3,721
Intersegment revenues	—	8	—	14	22	(22)	—
Total segment net revenues	1,259	1,011	850	628	3,748	(27)	3,721
Other segment items(2)	(1,040)	(732)	(717)	(498)	(2,987)
Adjusted EBITDA	219	279	133	130	761
Depreciation and amortization	39	20	22	20	101	34	135
Capital expenditures	50	48	32	11	141	20	161
Total assets	612	318	242	251	1,423	3,513	4,936

	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Segment total	Unallocated(1)	Total
2024	(in millions)
Net revenues	$1,206	$971	$936	$585	$3,698	$(3)	$3,695
Intersegment revenues	—	10	—	12	22	(22)	—
Total segment net revenues	1,206	981	936	597	3,720	(25)	3,695
Other segment items(2)	(990)	(704)	(788)	(467)	(2,949)
Adjusted EBITDA	216	277	148	130	771
Depreciation and amortization	33	21	20	21	95	34	129
Capital expenditures	50	19	36	12	117	3	120
Total assets	563	282	259	252	1,356	3,517	4,873

Reynolds Consumer Products Inc.
Notes to the Consolidated Financial Statements

	Reynolds Cooking & Baking	Hefty Waste & Storage	Hefty Tableware	Presto Products	Segment total	Unallocated(1)	Total
2023	(in millions)
Net revenues	$1,237	$949	$984	$580	$3,750	$6	$3,756
Intersegment revenues	—	11	—	14	25	(25)	—
Total segment net revenues	1,237	960	984	594	3,775	(19)	3,756
Other segment items(2)	(1,060)	(695)	(807)	(482)	(3,044)
Adjusted EBITDA	177	265	177	112	731
Depreciation and amortization	31	19	16	21	87	37	124
Capital expenditures	46	11	28	8	93	11	104

(1)	Unallocated includes the elimination of intersegment revenues, other revenue adjustments and certain corporate costs, depreciation and amortization and assets not allocated to segments. Unallocated assets are comprised of cash, accounts receivable, other receivables, entity-wide property, plant and equipment, entity-wide operating lease ROU assets, goodwill, intangible assets, related party receivables and other assets.
(2)	Other segment items included in Segment Adjusted EBITDA primarily include cost of sales (including material, manufacturing and logistics costs), salaries and benefits, advertising expenses and professional fees. The CODM allocates resources and assesses performance on a consolidated level for these other segment items.

The following table presents a reconciliation of segment Adjusted EBITDA to consolidated GAAP income before income taxes:

	For the Years Ended December 31,
	2025	2024	2023
	(in millions)
Segment Adjusted EBITDA	$761	$771	$731
Corporate / unallocated expenses	(94)	(93)	(95)
	667	678	636
Adjustments to reconcile to GAAP income before income taxes
Depreciation and amortization	(135)	(129)	(124)
Interest expense, net	(86)	(98)	(119)
Debt refinancing expense(1)	(13)	—	—
Costs to execute strategic initiatives(2)	(25)	—	—
CEO transition costs(3)	(15)	—	—
Consolidated GAAP income before income taxes	$393	$451	$393
(1)    Reflects the expense recorded related to our March 2025 Term Loan Facility refinancing.
(2)    Reflects costs related to the execution of cost savings and revenue growth strategic initiatives.
(3)    Reflects compensation and other costs related to the CEO transition effective January 1, 2025.

Reynolds Consumer Products Inc.
Notes to the Consolidated Financial Statements
Information in Relation to Products
Net revenues by product line are as follows:

	For the Years Ended December 31,
	2025	2024	2023
	(in millions)
Cooking products	$1,259	$1,206	$1,237
Waste products(1)	936	917	917
Tableware products	850	936	984
Storage products(1)	681	639	612
Unallocated	(5)	(3)	6
Net revenues	$3,721	$3,695	$3,756
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
Geographic Data
Geographic data for net revenues (recognized based on location of our business operations) and long-lived assets (representing property, plant and equipment) are as follows:

	For the Years Ended December 31,
	2025	2024	2023
	(in millions)
Net revenues:
United States	$3,631	$3,601	$3,661
Other	90	94	95
Net revenues	$3,721	$3,695	$3,756

	As of December 31,
	2025	2024
	(in millions)
Long-lived assets
United States	$815	$751
Other	8	7
Long-lived assets	$823	$758
Entity-wide Disclosures
Net revenues from our largest customer and its affiliates was 48% of total net revenues for each of the years ended December 31, 2025, 2024 and 2023. The net revenues from our largest customer and its affiliates were recognized across all of our segments but concentrated more heavily in our Hefty Waste & Storage and Hefty Tableware segments. Another customer was 11% of total net revenues for the year ended December 31, 2025. Net revenues from this customer are in our Reynolds Cooking & Baking, Hefty Tableware and Presto Products segments. No other customers accounted for 10% or more of our total net revenues in any of the years presented.

Reynolds Consumer Products Inc.
Notes to the Consolidated Financial Statements
Note 17 – Related Party Transactions
Packaging Finance Limited (“PFL”) owns the majority of our outstanding common stock, and until April 1, 2025, owned the majority of the outstanding common stock of Pactiv Evergreen Inc. and its subsidiaries (“PEI Group”). We sell and purchase various goods and services with PEI Group under contractual arrangements that expire over a variety of periods through December 31, 2027. During the years ended December 31, 2024 and 2023, we amended these contractual arrangements with PEI Group, which, among other things, extended the expiration date for certain arrangements. Transactions between us and PEI Group are described below.
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
For the years ended December 31, 2025, 2024 and 2023, revenues from products sold to PEI Group as a related party were $17 million, $77 million and $83 million, respectively. For the years ended December 31, 2025, 2024 and 2023, products purchased from PEI Group as a related party were $51 million, $332 million and $381 million, respectively. For the years ended December 31, 2025, 2024 and 2023, PEI Group as a related party charged us freight and warehousing costs of $4 million, $28 million and $37 million, respectively, which were included in cost of sales. The resulting related party receivables and payables are settled regularly with PEI Group in the normal course of business.
Furthermore, $143 million of dividends were paid to PFL during the years ended December 31, 2025, 2024 and 2023, respectively.
Note 18 – Subsequent Events
Quarterly Cash Dividend
On January 29, 2026, our Board of Directors approved a cash dividend of $0.23 per common share to be paid on February 27, 2026 to shareholders of record on February 13, 2026.
Segment Realignment
On February 4, 2026, we announced an organizational realignment that is designed to increase efficiencies, sharpen the focus on innovation and establish a structure to better unlock growth opportunities. As part of this realignment, the Hefty Waste & Storage and Presto Products segments have been reorganized into two new reportable segments, separating our waste bags and food storage operations. The Reynolds Cooking & Baking and Hefty Tableware segments remain unchanged. The impacts of this change, including the recast of comparative segment disclosures, will be reflected beginning in the first quarter of 2026.
Except as described above, there have been no events subsequent to December 31, 2025 which would require recognition or disclosure in these consolidated financial statements.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
Management’s Evaluation of Disclosure Controls and Procedures
Our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) are designed to ensure that information required to be disclosed by us in reports we file or submit under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We, under the supervision of and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, have evaluated the effectiveness of our disclosure controls and procedures. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.
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
Management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 using the criteria set forth in the Internal Control Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). As a result of that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2025.
Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of our internal control over financial reporting as of December 31, 2025, as stated in its report which appears in Item 8 of this Annual Report on Form 10-K.
Changes in Internal Control over Financial Reporting
There has been no change in our internal control over financial reporting during the fiscal quarter ended December 31, 2025 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
During the quarter ended December 31, 2025, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as identified in Item 408(c) of Regulation S-K).
On January 29, 2026, the Company entered into amendments to the employment agreements (collectively, the “Amendments”) of Judith Buckner, Steve Estes and Lisa Smith (collectively, the “Executives”), each of whom is an executive officer of the Company. The Amendments modify certain post-termination compensation and benefits provisions of the Executives’ employment agreements. The material terms of the Amendments include:
1.Enhanced Cash Severance Prior to Sale: The Amendments increase the cash severance payable to each Executive upon a qualifying termination prior to a “sale of business” (as defined in the employment agreements) to include a prorated annual bonus at target for the year in which the termination occurs.
2.Enhanced Cash Severance Following Sale: The Amendments enhance severance benefits in the event of a qualifying termination within 12 months following a “sale of business” (as defined in the employment agreements) to include the Executive's annual bonus at target under the applicable multiplier.
3.Extended Health Benefits: The Amendments extend health benefits coverage from 12 to 18 months following a qualifying termination.
4.Section 280G Provisions: The Amendments address payments subject to Section 280G of the Internal Revenue Code, providing that if such payments would incur excise tax under Section 4999 of the Internal Revenue Code, they will either be (i) paid in full, with the Executive bearing the excise tax, or (ii) reduced to avoid the excise tax, depending on which option provides the greater after-tax benefit to the Executive.
Except for the changes described above, the material terms of the Executives’ employment agreements remain unchanged.
The foregoing description of the Amendments does not purport to be complete and is qualified in its entirety by reference to the full text of the Amendments filed as exhibits to this Annual Report on Form 10-K.
ITEM 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not Applicable.

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by Item 10 will appear in the Company’s Proxy Statement for its 2026 Annual Meeting of Stockholders (the “2026” Proxy Statement”) under the captions “Proposal 1: Election of Directors,” “Executive Compensation - Executive Officers,” and “Corporate Governance” and is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
The information required by Item 11 will appear in the Company’s 2026 Proxy Statement under the captions “Director Compensation,” “Executive Compensation” and “Certain Relationships and Related Person Transactions” and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by Item 12 will appear in the Company’s 2026 Proxy Statement under the captions “Executive Compensation” and “Security Ownership of Certain Beneficial Owners and Management” and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by Item 13 will appear in the Company’s 2026 Proxy Statement under the captions “Certain Relationships and Related Person Transactions” and “Corporate Governance” and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by Item 14 will appear in the Company’s 2026 Proxy Statement under the caption “Proposal 2: Ratification of Appointment of Independent Registered Public Accounting Firm” and is incorporated herein by reference.

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
10.2†
Reynolds Consumer Products Inc. Equity Incentive Plan (incorporated herein by reference to Exhibit 99 to the Company’s Registration Statement on Form S-8 (File No. 333-236204) filed with the SEC on January 31, 2020)

10.3†
Reynolds Consumer Products Inc. Equity Incentive Plan, as amended and restated effective January 27, 2022 (incorporate herein by reference to Exhibit 10.3 to the Company’s Annual Report on Form 10-K filed with the SEC on February 9, 2022)

10.4†
Form of Restricted Stock Unit Award Agreement under the Equity Incentive Plan (incorporated herein by reference to Exhibit 10.6 to the Company’s Annual Report on Form 10-K filed with the SEC on February 9, 2022)

10.5†
Form of Performance Share Unit Award Agreement under the Equity Incentive Plan (incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed with the SEC on February 9, 2022)

10.6†
Form of Restricted Stock Unit Award Agreement (for full vesting on death, retirement or enhanced retirement situations) (incorporated herein by reference to Exhibit 10.6 to the Company's Annual Report on Form 10-K filed with the SEC on February 5, 2025)

10.7†
Form of Performance Share Unit Award Agreement (for full vesting on death, retirement or enhanced retirement situations) (incorporated herein by reference to Exhibit 10.7 to the Company’s Annual Report on Form 10-K filed with the SEC on February 5, 2025)

10.8†
Form of Restricted Stock Unit Award Agreement (for no continuous service requirement and full vesting on death situations) (incorporated herein by reference to Exhibit 10.8 to the Company’s Annual Report on Form 10-K filed with the SEC on February 5, 2025)

10.9†
Form of Restricted Stock Unit Award Agreement (for double-trigger vesting in connection with a change in control situations) (incorporated herein by reference to Exhibit 10.9 to the Company’s Annual Report on Form 10-K filed with the SEC on February 5, 2025)

10.10†
Form of Performance Share Unit Award Agreement (for double-trigger vesting in connection with a change in control situations) (incorporated herein by reference to Exhibit 10.10 to the Company’s Annual Report on Form 10-K filed with the SEC on February 5, 2025)

10.11†
Form of Restricted Stock Unit Award Agreement, as amended November 2024 (incorporated herein by reference to Exhibit 10.11 to the Company’s Annual Report on Form 10-K filed with the SEC on February 5, 2025)

10.12†
Form of Performance Share Unit Award Agreement, as amended November 2024 (incorporated herein by reference to Exhibit 10.12 to the Company’s Annual Report on Form 10-K filed with the SEC on February 5, 2025)

10.13†
Form of Restricted Stock Unit Award Agreement (for double-trigger vesting in connection with a change in control situation for two-year vesting) (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on April 30, 2025)

10.14†
Form of Restricted Stock Unit Award Agreement (for single-trigger vesting in connection with a change in control situation for two-year vesting) (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on April 30, 2025)

10.15†
Employment Agreement, dated July 8, 2019, between Reynolds Consumer Products LLC and Lance Mitchell (including the Restrictive Covenant Agreement attached thereto) (incorporated herein by reference to Exhibit 10.6 to the Company’s Registration Statement on Form S-1 (File No. 333-234731) filed with the SEC on November 15, 2019)

10.16†
Transition Letter, dated as of October 24, 2024, by and between Reynolds Consumer Products Inc. and Lance Mitchell (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2024)

10.17†
Offer Letter, dated as of September 15, 2023, by and between Reynolds Consumer Products LLC and Scott E. Huckins (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 12, 2023)

10.18†
Employment Agreement, effective October 23, 2023, by and between Reynolds Consumer Products LLC and Scott E. Huckins (including the Restrictive Covenant Agreement attached thereto) (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 12, 2023)

10.19†
Offer Letter, dated October 24, 2024, by and between Reynolds Consumer Products Inc. and Scott E. Huckins (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2024)

10.20†
Amended and Restated Employment Agreement, dated effective January 1, 2025, by and between Reynolds Consumer Products Holdings LLC and Scott E. Huckins (including the Restrictive Covenant Agreement attached thereto) (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2024)

10.21†
Offer Letter, dated October 24, 2024, by and between Reynolds Consumer Products Inc. and Nathan D. Lowe (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on October 30, 2024)

10.22*†	Employment Agreement, dated effective January 1, 2025, by and between Reynolds Consumer Products Holdings LLC and Nathan D. Lowe (including the Restrictive Covenant Agreement attached thereto)
10.23†
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

10.26†
Amendment to Employment Agreement, dated May 31, 2022, between Reynolds Consumer Products LLC and Judith Buckner (incorporated herein by reference to Exhibit 10.18 to the Company’s Annual Report on Form 10-K filed with the SEC on February 8, 2023)

10.27*†	Amendment to Employment Agreement, dated January 29, 2026, between Reynolds Consumer Products Holdings LLC and Judith Buckner
10.28†
Employment Agreement, dated February 28, 2022, between Reynolds Consumer Products LLC and Lisa Smith (including the Restrictive Covenant Agreement attached thereto) (incorporated herein by reference to Exhibit 10.14 to the Company’s Annual Report on Form 10-K filed with the SEC on February 8, 2023)

10.29*†	Amendment to Employment Agreement, dated January 29, 2026, between Reynolds Consumer Products Holdings LLC and Lisa Smith
10.30†
Employment Agreement, dated February 1, 2022, between Reynolds Consumer Products LLC and Steve Estes (including the Restrictive Covenant Agreement attached thereto) (incorporated herein by reference to Exhibit 10.26 to the Company’s Annual Report on Form 10-K filed with the SEC on February 5, 2025)

10.31*†	Amendment to Employment Agreement, dated January 29, 2026, between Reynolds Consumer Products Holdings LLC and Steve Estes
10.32†
Separation Agreement and Release of All Claims, dated as of May 8, 2025, between Reynolds Consumer Products LLC and Rachel Bishop (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on May 14, 2025)

10.33†
Form of Assignment and Assumption Agreement for Employment Agreements, and Form of Assignment and Assumption Agreement for Restrictive Covenant Agreement, each by and among Reynolds Consumer Products LLC, Reynolds Consumer Products Holdings LLC, and Lance Mitchell, Scott Huckins, Rachel Bishop, Judith Buckner, Lisa Smith and Steve Estes (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 8, 2024)

10.34
Master Supply Agreement, dated November 1, 2019, between Reynolds Consumer Products LLC, as Seller, and Pactiv LLC, as Buyer (incorporated herein by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-1 (File No. 333-234731) filed with the SEC on November 15, 2019)

10.35
Amendment No. 1, dated January 15, 2022, and Amendment No. 2, dated March 31, 2023, to the Master Supply Agreement between Reynolds Consumer Products LLC, as seller, and Pactiv LLC, as buyer (incorporated herein by reference to Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2023)

10.36
Master Supply Agreement, dated November 1, 2019, between Pactiv LLC, as Seller, and Reynolds Consumer Products LLC, as Buyer (incorporated herein by reference to Exhibit 10.19 to the Company’s Registration Statement on Form S-1 (File No. 333-234731) filed with the SEC on November 15, 2019)

10.37
Amendment No. 1, dated January 15, 2022, and Amendment No. 2, dated March 31, 2023, to the Master Supply Agreement between Pactiv LLC, as seller, and Reynolds Consumer Products LLC, as buyer (incorporated herein by reference to Exhibit 10.3 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2023)

10.38
Amendment No. 3, dated December 3, 2024, to the Master Supply Agreement between Pactiv LLC, as seller, and Reynolds Consumer Products LLC, as buyer (incorporated herein by reference to Exhibit 10.32 to the Company’s Annual Report on Form 10-K filed with the SEC on February 5, 2025)

10.39
Warehousing and Freight Services Agreement, dated November 1, 2019, between Pactiv LLC and Reynolds Consumer Products LLC (incorporated herein by reference to Exhibit 10.20 to the Company’s Registration Statement on Form S-1 (File No. 333-234731) filed with the SEC on November 15, 2019)

10.40
Amendment No. 1, dated November 16, 2021, Amendment No. 2, dated May 12, 2022, and Amendment No. 3, dated April 18, 2024, to the Warehousing and Freight Services Agreement between Pactiv LLC and Reynolds Consumer Products LLC (incorporated herein by reference to Exhibit 10.1 to Company’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2024)

10.41
Amended and Restated Lease Agreement, dated January 1, 2020, between Pactiv LLC and Reynolds Consumer Products LLC (incorporated herein by reference to Exhibit 10.23 to the Company’s Registration Statement on Form S-1 filed with the SEC on January 21, 2020)

10.42	Tax Matters Agreement, dated February 4, 2020 (incorporated herein by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed with the SEC on February 4, 2020)
10.43
Registration Rights Agreement, dated February 4, 2020, between Packaging Finance Limited and Reynolds Consumer Products Inc. (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on February 4, 2020)

10.44
Stockholders Agreement dated February 4, 2020, between Packaging Finance Limited and Reynolds Consumer Products Inc. (incorporated herein by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 4, 2020)

10.45
Credit Agreement between Reynolds Consumer Products LLC, as borrower, Reynolds Consumer Products Inc., as parent, and certain lenders party thereto (incorporated herein by reference to Exhibit 10.4 to the Company’s Current Report on Form 8-K filed with the SEC on February 4, 2020)

10.46
Amendment No. 1, dated February 28, 2023, to the Credit Agreement between Reynolds Consumer Products LLC, as borrower, Reynolds Consumer Products Inc., as parent, and certain lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on May 10, 2023)

10.47
Amendment No. 2, dated as of November 21, 2023, to the Credit Agreement, dated as of February 4, 2020, between Reynolds Consumer Products LLC, as borrower, Reynolds Consumer Products Inc., as parent and certain lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 21, 2023)

10.48
Amendment No. 3, dated as of October 17, 2024, to the Credit Agreement, dated as of February 4, 2020, between Reynolds Consumer Products LLC, as borrower, Reynolds Consumer Products Inc., as parent, and certain lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on October 17, 2024)

10.49
Amendment No. 4, dated as of March 4, 2025, to the Credit Agreement, dated as of February 4, 2020, between Reynolds Consumer Products LLC, as borrower, Reynolds Consumer Products Inc., as parent, and certain lenders party thereto (incorporated herein by reference to Exhibit 10.1 to the Company's Form 8-K filed with the SEC on March 4, 2025)

19.1
Reynolds Consumer Products Inc. Insider Trading Policy, as amended April 27, 2023 (incorporated herein by reference to Exhibit 19.1 to the Company’s Annual Report on Form 10-K filed with the SEC on February 5, 2025)

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
February 4, 2026
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

Signature	Title	Date

/s/ Scott Huckins	Chief Executive Officer and Director (Principal Executive Officer)	February 4, 2026
Scott Huckins

/s/ Nathan Lowe	Chief Financial Officer (Principal Financial Officer)	February 4, 2026
Nathan Lowe

/s/ Chris Mayrhofer	Senior Vice President and Controller (Principal Accounting Officer)	February 4, 2026
Chris Mayrhofer

/s/ Rolf Stangl	Director and Chairman of the Board of Directors	February 4, 2026
Rolf Stangl

/s/ Gregory Cole	Director	February 4, 2026
Gregory Cole

/s/ Helen Golding	Director	February 4, 2026
Helen Golding

/s/ Marla Gottschalk	Director	February 4, 2026
Marla Gottschalk

/s/ Duncan Hawkesby	Director	February 4, 2026
Duncan Hawkesby

/s/ Allen Hugli	Director	February 4, 2026
Allen Hugli

/s/ Christine Montenegro McGrath	Director	February 4, 2026
Christine Montenegro McGrath

/s/ Ann Ziegler	Director	February 4, 2026
Ann Ziegler