Form 10-Q
period 2026-03-31
Reynolds Consumer Products Inc.
filed 2026-05-06
CIK 1786431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________________________________________________________________
FORM 10-Q
_______________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of May 1, 2026, the registrant had 210,767,377 shares of common stock, $0.001 par value per share, outstanding.

i

FORWARD-LOOKING STATEMENTS
This Quarterly Report on Form 10-Q contains certain statements that constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify these statements by forward-looking words such as “may,” “might,” “will,” “should,” “expects,” “intends,” “outlook,” “forecast,” “position,” “committed,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “model,” “assumes,” “confident,” “look forward,” “potential,” “on track,” or “continue,” or the negative of these terms and other comparable terminology. These forward-looking statements, which are subject to risks, uncertainties and assumptions about us, may include projections of our future financial performance, our anticipated growth and recovery of profitability, management of costs and other disruptions and other strategies, and anticipated trends in our business, including expected levels of commodity costs and volume. These statements are only predictions based on our current expectations and projections about future events. There are important factors that could cause our actual results, level of activity, performance or achievements to differ materially from the results, level of activity, performance or achievements expressed or implied by the forward-looking statements, including those risks and uncertainties discussed in Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025 and as updated in our Quarterly Reports on Form 10-Q. You should specifically consider the numerous risks outlined in the “Risk Factors” sections. These risks and uncertainties include factors related to:

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
Additional information about these factors and about the material factors or assumptions underlying such forward-looking statements is included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025, which was filed on February 4, 2026, under Part I, Item 1A. “Risk Factors” and as updated in our Quarterly Reports on Form 10-Q.

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Reynolds Consumer Products Inc.
Condensed Consolidated Statements of Income
(in millions, except for per share data)
(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Net revenues	$877	$801
Related party net revenues	—	17
Total net revenues	877	818
Cost of sales	(670)	(629)
Gross profit	207	189
Selling, general and administrative expenses	(109)	(104)
Other expense, net	—	(9)
Income from operations	98	76
Interest expense, net	(21)	(21)
Debt refinancing expense	—	(13)
Income before income taxes	77	42
Income tax expense	(18)	(11)
Net income	$59	$31

Earnings per share:
Basic	$0.28	$0.15
Diluted	$0.28	$0.15

Weighted average shares outstanding:
Basic	210.6	210.3
Diluted	211.8	210.3

See accompanying notes to the condensed consolidated financial statements.

Reynolds Consumer Products Inc.
Condensed Consolidated Statements of Comprehensive Income
(in millions)
(Unaudited)

	For the Three Months Ended March 31,
	2026	2025
Net income	$59	$31
Other comprehensive (loss) income, net of income taxes:
Currency translation adjustment	(1)	—
Employee benefit plans	(1)	(1)
Derivative instruments	4	(5)
Other comprehensive income (loss), net of income taxes	2	(6)
Comprehensive income	$61	$25

See accompanying notes to the condensed consolidated financial statements.

Reynolds Consumer Products Inc.
Condensed Consolidated Balance Sheets
(in millions, except for per share data)

	(Unaudited) As of March 31, 2026	As of December 31, 2025
Assets
Cash and cash equivalents	$71	$147
Accounts receivable (net of allowance for doubtful accounts of $1 and $2)	368	355
Other receivables	9	10
Inventories	637	584
Other current assets	20	20
Total current assets	1,105	1,116
Property, plant and equipment (net of accumulated depreciation of $1,059 and $1,034)	838	823
Operating lease right-of-use assets, net	96	98
Goodwill	1,895	1,895
Intangible assets, net	937	943
Other assets	59	61
Total assets	$4,930	$4,936
Liabilities
Accounts payable	$418	$387
Current operating lease liabilities	25	23
Income taxes payable	30	14
Accrued and other current liabilities	143	153
Total current liabilities	616	577
Long-term debt	1,530	1,580
Long-term operating lease liabilities	78	81
Deferred income taxes	352	350
Long-term postretirement benefit obligation	13	13
Other liabilities	76	82
Total liabilities	$2,665	$2,683
Commitments and contingencies (Note 7)
Stockholders’ equity
Common stock, $0.001 par value; 2,000 shares authorized; 210.7 shares issued and outstanding	—	—
Additional paid-in capital	1,430	1,431
Accumulated other comprehensive income	22	20
Retained earnings	813	802
Total stockholders’ equity	2,265	2,253
Total liabilities and stockholders’ equity	$4,930	$4,936

See accompanying notes to the condensed consolidated financial statements.

Reynolds Consumer Products Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in millions, except for per share data)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
Balance as of December 31, 2024	$—	$1,413	$694	$35	$2,142
Net income	—	—	31	—	31
Other comprehensive loss, net of income taxes	—	—	—	(6)	(6)
Dividends ($0.23 per share declared and paid)	—	—	(48)	—	(48)
Other	—	4	(1)	—	3
Balance as of March 31, 2025	$—	$1,417	$676	$29	$2,122

Balance as of December 31, 2025	$—	$1,431	$802	$20	$2,253
Net income	—	—	59	—	59
Other comprehensive income, net of income taxes	—	—	—	2	2
Dividends ($0.23 per share declared and paid)	—	—	(48)	—	(48)
Other	—	(1)	—	—	(1)
Balance as of March 31, 2026	$—	$1,430	$813	$22	$2,265

See accompanying notes to the condensed consolidated financial statements.

Reynolds Consumer Products Inc.
Condensed Consolidated Statements of Cash Flows
(in millions)
(Unaudited)

	Three Months Ended March 31,
	2026	2025
Cash provided by operating activities
Net income	$59	$31
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	33	32
Deferred income taxes	—	(8)
Stock compensation expense	4	6
Change in assets and liabilities:
Accounts receivable, net	(13)	27
Other receivables	2	(2)
Related party receivables	—	(1)
Inventories	(53)	(66)
Accounts payable	34	50
Related party payables	—	(9)
Income taxes payable / receivable	16	17
Accrued and other current liabilities	(10)	(30)
Other assets and liabilities	(1)	9
Net cash provided by operating activities	71	56
Cash used in investing activities
Acquisition of property, plant and equipment	(44)	(39)
Net cash used in investing activities	(44)	(39)
Cash used in financing activities
Repayment of long-term debt	(50)	(50)
Dividends paid	(48)	(48)
Proceeds from term loan refinancing(1)	—	743
Repayments of existing term loan(1)	—	(743)
Other financing activities	(5)	2
Net cash used in financing activities	(103)	(96)
Net decrease in cash and cash equivalents	(76)	(79)
Cash and cash equivalents at beginning of period	147	137
Cash and cash equivalents at end of period	$71	$58

Cash paid:
Interest - long-term debt, net of interest rate swaps	20	21
Income taxes	1	1
(1)     Represents cash inflows and outflows due to changes in term loan lender composition.

See accompanying notes to the condensed consolidated financial statements.

Reynolds Consumer Products Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
Note 1 – Description of Business and Basis of Presentation
Description of Business:
Reynolds Consumer Products Inc. and its subsidiaries (“we”, “us” or “our”) produce and sell products that people use in their homes for cooking, serving, clean-up and storage. We sell our products under brands such as Reynolds and Hefty, and also under store brands. Our product portfolio includes aluminum foil, wraps, disposable bakeware, trash bags, food storage bags and disposable tableware. We report four business segments: Reynolds Cooking & Kitchen Essentials; Hefty Waste & Clean-Up; Hefty Home & Tableware; and Hefty Storage & Organization. Refer to Note 9 - Segment Information for details of a segment reorganization that took place during the three months ended March 31, 2026.
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
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting policies described in our Annual Report on Form 10-K for the year ended December 31, 2025, and should be read in conjunction with the disclosures therein. In our opinion, these interim condensed consolidated financial statements reflect all adjustments, consisting of normal recurring adjustments, necessary to state fairly the financial condition, results of operations and cash flows for the periods presented. Operating results for interim periods are not necessarily indicative of annual operating results.
Non-Cash Lease Transactions:
We recorded $4 million and $15 million in new operating lease right-of-use assets obtained in exchange for lease liabilities during the three months ended March 31, 2026 and March 31, 2025, respectively.

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
All outstanding amounts related to suppliers participating in the SCF are recorded within accounts payable in the condensed consolidated balance sheet and associated payments are included as an operating cash flow in the condensed consolidated statement of cash flows. The amount of obligations outstanding that we have confirmed as valid under the SCF was $9 million as of each of March 31, 2026 and December 31, 2025.

Accounts Receivable Factoring:

We are party to a factoring agreement with a global financial institution to sell certain accounts receivable up to $95 million. We had no factored receivables as of March 31, 2026. Transactions under this agreement are accounted for as sales of accounts receivable, and the receivables sold are removed from the condensed consolidated balance sheet at the time of the sales transaction. We classify proceeds received from sales of accounts receivable as an operating cash flow in the condensed consolidated statement of cash flows. We record the discount as other expense, net in the condensed consolidated statement of income.

Note 2 – New Accounting Standards

Accounting Guidance Issued But Not Yet Adopted:
In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), which will require additional disclosure about specific expense categories included in the income statement. Annual disclosure requirements will be effective for us in our Annual Report on Form 10-K for the fiscal year ending December 31, 2026, and quarterly disclosure requirements will be effective for us in the first quarter of 2027, with early adoption permitted. We are currently assessing the impact of this standard on our condensed consolidated financial statements and related disclosures.
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
In December 2025, FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow Scope Improvements, which clarifies interim disclosure requirements. This ASU is effective for interim reporting periods beginning after December 15, 2027, with early adoption permitted. We are currently assessing the impact of this standard on our condensed consolidated financial statements and related disclosures.
Note 3 – Inventories
Inventories consisted of the following:

	March 31, 2026	December 31, 2025
	(in millions)
Raw materials	$172	$133
Work in progress	84	76
Finished goods	315	309
Spare parts	66	66
Inventories	$637	$584

Note 4 – Debt
Long-term debt consisted of the following:

	March 31, 2026	December 31, 2025
	(in millions)
Term loan facility	$1,536	$1,586
Deferred financing transaction costs	(6)	(6)
	1,530	1,580
Less: current portion	—	—
Long-term debt	$1,530	$1,580
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
Term Loan Facility
The Term Loan Facility matures in March 2032. The Term Loan Facility amortizes in equal quarterly installments of $4 million, which commenced in June 2025, with the balance payable on maturity. During the three months ended March 31, 2026, we made a voluntary principal repayment of $50 million. As a result of voluntary principal repayments made, the Term Loan Facility has no quarterly amortization payments due until December 2031, when the quarterly amortization payments will recommence.

Revolving Facility
The Revolving Facility matures in October 2029 and includes a sub-facility for letters of credit. As of March 31, 2026, we had no outstanding borrowings under the Revolving Facility, and we had $7 million of letters of credit outstanding, which reduces the borrowing capacity under the Revolving Facility.
Fair Value of Our Long-Term Debt
The fair value of our long-term debt as of March 31, 2026, which is a Level 2 fair value measurement, approximates the carrying value due to the variable market interest rate and the stability of our credit profile.
Note 5 - Financial Instruments
Interest Rate Derivatives
We have entered into a series of interest rate swaps to fix the SOFR of our External Debt Facilities. During the year ended December 31, 2025, we entered into additional forward-starting interest rate swaps with start dates beginning in February 2026 that had an aggregate notional value of $900 million. These swaps fix the SOFR at annual rates ranging from 3.33% to 3.41% (resulting in annual effective interest rates of 5.08% to 5.16%, including margin), have maturity dates between March 2028 and March 2031, and carry a weighted average effective rate of 5.12%. As of March 31, 2026 and December 31, 2025, the aggregate notional amount of interest rate swaps outstanding was $900 million and $1,000 million, respectively.
The interest rate swaps outstanding as of March 31, 2026 hedge a portion of the interest rate exposure resulting from borrowings under our Term Loan Facility. We have classified these instruments as cash flow hedges. The effective portion of the gain or loss on the open hedging instrument is recorded in accumulated other comprehensive income and is reclassified into earnings as interest expense, net when settled. The associated asset or liability on the open hedges is recorded at its fair value in other assets or other liabilities, as applicable. The fair value of the interest rate swaps was determined using a discounted cash flow method based on market-based swap yield curves, taking into account current interest rates, and is classified as Level 2 within the fair value hierarchy.
The fair value of the assets and liabilities associated with our interest rate swaps, as reflected gross in the condensed consolidated balance sheets, were as follows:

	As of March 31, 2026	As of December 31, 2025
	(in millions)
Assets:
Other current assets	$2	$1
Other assets	3	1
Total assets	$5	$2

Liabilities:
Other liabilities	—	1
Total liabilities	$—	$1

Note 6 – Stock-based Compensation
Our equity incentive plan was established in 2020, for purposes of granting stock-based compensation awards to certain members of our senior management, our non-executive directors and to certain employees, to incentivize their performance and align their interests with ours. We have granted restricted stock units (“RSUs”) to certain employees and non-employee directors that have a service-based vesting condition. In addition, we have granted performance stock units (“PSUs”) to certain members of management that have a performance-based vesting condition. We account for forfeitures of outstanding but unvested grants in the period they occur. A maximum of 10.5 million shares of common stock were initially available for issuance under equity incentive awards granted pursuant to the plan. In the three months ended March 31, 2026, 0.4 million RSUs and 0.4 million PSUs were granted.
As of March 31, 2026, there were stock-based compensation awards representing 2.3 million shares outstanding compared to 2.0 million shares outstanding as of December 31, 2025. Stock-based compensation expense was $4 million for the three months ended March 31, 2026, compared to $6 million for the three months ended March 31, 2025.
Note 7 – Commitments and Contingencies
Legal Proceedings:
We are from time to time party to litigation, legal proceedings and tax examinations arising from our operations. Most of these matters involve allegations of damages against us related to employment matters, consumer complaints, advertising/labeling claims, personal injury claims and commercial or contractual disputes. We record estimates for claims and proceedings that constitute a present obligation when it is probable that an outflow of resources will be required to settle the obligation and a reliable estimate of such obligation can be made. While it is not possible to predict the outcome of any of these matters, based on our assessment of the facts and circumstances as of March 31, 2026, we do not believe any of these matters, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows. However, actual outcomes may differ from those expected and could have a material effect on our financial position, results of operations or cash flows in a future period.
Note 8 – Accumulated Other Comprehensive Income
The following table summarizes the changes in our balances of each component of accumulated other comprehensive income.

(In millions)	Currency Translation Adjustments	Employee Benefit Plans	Derivative Instruments	Accumulated Other Comprehensive Income
Balance as of December 31, 2024	$(10)	$31	$14	$35
Gain (loss) arising during the period	—	—	—	—
Reclassification to earnings	—	(1)	(7)	(8)
Effect of deferred taxes	—	—	2	2
Balance as of March 31, 2025	$(10)	$30	$9	$29

Balance as of December 31, 2025	$(8)	$28	$—	$20
Gain (loss) arising during the period	(1)	—	6	5
Reclassification to earnings	—	(1)	(1)	(2)
Effect of deferred taxes	—	—	(1)	(1)
Balance as of March 31, 2026	$(9)	$27	$4	$22

Note 9 – Segment Information

In January 2026, we reorganized the previous Hefty Waste & Storage and Presto Products segments by consolidating waste bags into the new Hefty Waste & Clean-Up segment and food bags and storage products into the new Hefty Storage & Organization segment in an effort to increase efficiencies, sharpen focus on innovation and establish a structure that can better facilitate entry into adjacent categories. Comparative segment disclosures have been recast to reflect this realignment. Prior periods will be similarly recast in each quarterly update during 2026. These changes had no effect on our previously reported condensed consolidated results of operations. In addition to the segment realignment, we have renamed our existing Reynolds Cooking & Baking segment and Hefty Tableware segment to Reynolds Cooking & Kitchen Essentials and Hefty Home & Tableware, respectively.

As part of the segment reorganization, $803 million of goodwill was reallocated on a relative fair value basis from the previous Hefty Waste & Storage and Presto Products segments to the new Hefty Waste & Clean-Up and Hefty Storage & Organization segments. We performed a goodwill impairment analysis immediately before and after the segment reorganization, and concluded that goodwill was not impaired. The goodwill balances as of March 31, 2026, for Reynolds Cooking & Kitchen Essentials, Hefty Waste & Clean-Up, Hefty Home & Tableware, and Hefty Storage & Organization were $794 million, $520 million, $298 million and $283 million, respectively.
Our Chief Executive Officer, who has been identified as our Chief Operating Decision Maker (“CODM”), has evaluated how he views and measures our performance. In applying the criteria set forth in the standards for reporting information about segments in financial statements, we have determined that we have four reportable segments - Reynolds Cooking & Kitchen Essentials, Hefty Waste & Clean-Up, Hefty Home & Tableware, and Hefty Storage & Organization. The key factors used to identify these reportable segments are the organization and alignment of our internal operations and the nature of our products. This reflects how our CODM monitors performance, allocates capital and makes strategic and operational decisions.
Our segments are described as follows:
Reynolds Cooking & Kitchen Essentials
Our Reynolds Cooking & Kitchen Essentials segment produces branded and store brand aluminum foil, disposable aluminum pans, parchment paper, freezer paper, wax paper, butcher paper, plastic wrap, baking cups, oven bags and slow cooker liners. Our branded products are sold under the Reynolds Wrap, Reynolds KITCHENS and EZ Foil brands in the United States and selected international markets, under the ALCAN brand in Canada and under the Diamond brand outside of North America.
Hefty Waste & Clean-Up
Through our new focused Hefty Waste & Clean-Up segment, we produce both branded and store brand trash bags. Our branded products are sold under the Hefty Ultra Strong, Hefty Strong, Hefty Essentials, and Brute brands in the U.S. and select international markets.
Hefty Home & Tableware
Our Hefty Home & Tableware segment sells both branded and store brand disposable and compostable plates, bowls, platters, containers, cups and cutlery. Our Hefty branded products include dishes, party cups, cutlery and containers.
Hefty Storage & Organization
Our Hefty Storage & Organization segment produces both branded and store brand food storage bags. Our branded products are sold under the Hefty brand for our food storage bags in the U.S. Our food storage bags are sold internationally as Reynolds, Diamond, or Hefty Basics brands based on region. Our Hefty Storage & Organization segment also includes our specialty business, which serves other consumer products companies by providing Fresh-Lock and Slide-Rite resealable closure systems.
Information by Segment
We present segment Adjusted EBITDA as this is the financial measure by which management and our CODM evaluates the performance of each segment and allocates resources (including employees, property and financial or capital resources) for each segment, predominantly in the annual budgeting and forecasting process. The CODM considers budget-to-actual variances on a monthly basis, as well as performance versus the prior year, when making decisions about allocating capital and personnel to the segments.
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

	Reynolds Cooking & Kitchen Essentials	Hefty Waste & Clean-Up	Hefty Home & Tableware	Hefty Storage & Organization	Segment Total	Unallocated(1)	Total
Three Months Ended March 31, 2026	(in millions)
Total segment net revenues	$314	$224	$180	$159	$877	$—	$877
Other segment items(2)	(270)	(162)	(152)	(132)	(716)
Adjusted EBITDA	44	62	28	27	161
Depreciation and amortization	10	4	6	5	25	8	33

	Reynolds Cooking & Kitchen Essentials	Hefty Waste & Clean-Up	Hefty Home & Tableware	Hefty Storage & Organization	Segment Total	Unallocated(1)	Total
Three Months Ended March 31, 2025	(in millions)
Total segment net revenues	$259	$226	$179	$153	$817	$1	$818
Other segment items(2)	(221)	(164)	(162)	(132)	(679)
Adjusted EBITDA	38	62	17	21	138
Depreciation and amortization	9	5	5	5	24	8	32

Segment assets consisted of the following:

	Reynolds Cooking & Kitchen Essentials	Hefty Waste & Clean-Up	Hefty Home & Tableware	Hefty Storage & Organization	Segment Total	Unallocated(1)	Total
	(in millions)
As of March 31, 2026	$657	$262	$252	$315	$1,486	$3,444	$4,930
As of December 31, 2025	612	264	242	305	1,423	3,513	4,936

(1)Unallocated includes other revenue adjustments and certain corporate costs, depreciation and amortization and assets not allocated to segments. Unallocated assets are comprised of cash, accounts receivable, other receivables, entity-wide property, plant and equipment, entity-wide operating lease right-of-use assets, goodwill, intangible assets, related party receivables and other assets.

(2)Other segment items reflected in Segment Adjusted EBITDA primarily include cost of sales (including input, manufacturing and logistics costs), salaries and benefits, advertising expenses and professional fees. These items are monitored on an entity-wide basis and are not included in segment information that is regularly reviewed by our CODM.

The following table presents a reconciliation of total segment Adjusted EBITDA to GAAP income before income taxes:

	Three Months Ended March 31,
	2026	2025
	(in millions)
Segment Adjusted EBITDA	$161	$138
Corporate / unallocated expenses	(30)	(21)
	131	117
Adjustments to reconcile to GAAP income before income taxes
Depreciation and amortization	(33)	(32)
Interest expense, net	(21)	(21)
Debt refinancing expense(1)	—	(13)
Costs to execute strategic initiatives(2)	—	(5)
CEO transition costs(3)	—	(4)
Consolidated GAAP income before income taxes	$77	$42
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
Revenues from products sold to PEI Group as a related party were $17 million for the three months ended March 31, 2025. Products purchased from PEI Group as a related party were $51 million for the three months ended March 31, 2025. PEI Group as a related party charged us freight and warehousing costs of $4 million for the three months ended March 31, 2025, which were included in cost of sales. The resulting related party receivables and payables were settled regularly in the normal course of business. Because PEI Group ceased to be a related party after March 31, 2025, there were no transactions with PEI Group as a related party in the three months ended March 31, 2026.
Furthermore, $36 million of the dividends paid during each of the three months ended March 31, 2026 and March 31, 2025 were paid to PFL.

Note 11 – Subsequent Events
Quarterly Cash Dividend
On April 30, 2026, our Board of Directors approved a cash dividend of $0.23 per common share to be paid on May 29, 2026 to shareholders of record on May 15, 2026.
Except as described above, there have been no events subsequent to March 31, 2026 which would require recognition or disclosure in these condensed consolidated financial statements.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Our management’s discussion and analysis is intended to help the reader understand our results of operations and financial condition and is provided as an addition to, and should be read in connection with, our condensed consolidated financial statements and the accompanying notes included elsewhere in this Quarterly Report on Form 10-Q and our consolidated financial statements and the accompanying notes contained in our Annual Report on Form 10-K for the year ended December 31, 2025.
Description of the Company and its Business Segments
We are a market-leading consumer products company with a presence in 95% of households across the United States. We produce and sell products that people use in their homes for cooking, serving, clean-up and storage. We sell our products under iconic brands such as Reynolds and Hefty and also under store brands that are strategically important to our retail partners. Overall, across both our branded and store brand offerings, we hold the #1 or #2 U.S. market share position in the majority of product categories in which we participate. Over 50% of our revenue comes from products that are #1 in their respective categories. We have developed our market-leading position by investing in our product categories and consistently developing innovative products that meet the evolving needs and preferences of the modern consumer.
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

In January 2026, we reorganized the previous Hefty Waste & Storage and Presto Products segments by consolidating waste bags into the new Hefty Waste & Clean-Up segment and food bags and storage products into the new Hefty Storage & Organization segment in an effort to increase efficiencies, sharpen focus on innovation and establish a structure that can better facilitate entry into adjacent categories. Comparative segment disclosures have been recast to reflect this realignment. Prior periods will be similarly recast in each quarterly update during 2026. These changes had no effect on our previously reported condensed consolidated results of operations. In addition to the segment realignment, we have renamed our existing Reynolds Cooking & Baking segment and Hefty Tableware segment to Reynolds Cooking & Kitchen Essentials and Hefty Home & Tableware, respectively.
We manage our operations in four operating and reportable segments: Reynolds Cooking & Kitchen Essentials, Hefty Waste & Clean-Up, Hefty Home & Tableware, and Hefty Storage & Organization:
•Reynolds Cooking & Kitchen Essentials: Through our Reynolds Cooking & Kitchen Essentials segment, we sell both branded and store brand aluminum foil, disposable aluminum pans, parchment paper, freezer paper, wax paper, butcher paper, plastic wrap, baking cups, oven bags and slow cooker liners. Our branded products are sold under the Reynolds Wrap, Reynolds Kitchens and EZ Foil brands in the United States and select international markets, under the ALCAN brand in Canada and under the Diamond brand outside of North America. With our flagship Reynolds Wrap products, we hold the #1 market position in the U.S. consumer foil market measured by retail sales and volume. We also hold the #1 market position in the Canadian branded foil market under the ALCAN brand. We have no significant branded competitor in this market. Reynolds is one of the most recognized household brands in the United States and has been the top trusted brand in the consumer foil market for over 75 years, with greater than 50% market share in most of its categories. We also offer more sustainable solutions, such as Reynolds Wrap 100% recycled aluminum, unbleached parchment paper made with a chlorine-free process and coreless wax paper, which uses less packaging material than traditional wax paper rolls.
•Hefty Waste & Clean-Up: Through our newly focused Hefty Waste & Clean-Up segment, we produce both branded and store brand trash bags. Hefty is a well-recognized leader in the trash bag category and our private label products offer brand equivalent quality and value to our retail partners. Reynolds Consumer Products is the largest U.S. trash bag manufacturer by dollar share across MULO+ retail channels1. Our branded products are sold under the Hefty Ultra Strong, Hefty Strong, Hefty Essentials, and Brute brands in the U.S. and select international markets. Hefty has the #1 branded market share in the U.S. large black trash bag segment, and the #2 branded market share in the tall kitchen trash bag segment. Our waste bag portfolio includes a full suite of products across varying size, strength, scent, color and closure. We also offer sustainable solutions such as compostable bags and bags made from recycled materials. We are proud to have partnered with John Cena as our Hefty brand
1 Based on internal estimates derived from Circana MULO+ point-of-sale data and company analysis, including attribution of branded and private label sales by manufacturer.

spokesperson for over ten years and originating with our key waste bag business. We also greatly value our partnership with both Arm & Hammer and Fabuloso brands that drive consumer confidence in our Hefty brand odor control and scent.
•Hefty Home & Tableware: Through our Hefty Home & Tableware segment, we sell both branded and store brand disposable and compostable plates, bowls, platters, containers, cups and cutlery. Our Hefty branded products include dishes, party cups, cutlery and containers. Hefty branded party cups are the #1 party cup in America measured by market share. Our branded products use our Hefty brand to represent both quality and value, and we bring this same quality and value promise to all of our store brands as well. We sell across a broad range of materials and price points in all retail channels, allowing our consumers to select the product that best suits their price, function and aesthetic needs. In 2025, we launched the line of Hefty ECOSAVE Cutlery, a high quality compostable offering. We are also proud to have partnered with John Cena as our Hefty spokesperson.
•Hefty Storage & Organization: Through our newly focused Hefty Storage & Organization segment, we have consolidated our food bag business to increase efficiencies, sharpen our focus on innovation and unlock incremental growth opportunities. The Hefty Storage & Organization segment produces both branded and store brand food bags and business-to-business closures. Hefty is a well-recognized supplier in the food bag category and our private label products offer brand-equivalent quality and value to our retail partners. Our branded products are sold under the Hefty Slider, Hefty Press to Close and Hefty Compostable brands in the U.S. and select international markets. Our food storage bag portfolio includes a full suite of products across varying size, type of closure and in freezer and storage. We also offer sustainable solutions such as compostable bags and bags made from recycled materials. We are proud to have partnered with John Cena as our Hefty Food Brand Spokesperson.

Overview

Total net revenues increased 7% in the three months ended March 31, 2026 compared to the same period in 2025. The revenue increase was due to higher pricing and higher retail volume.
During the three months ended March 31, 2026, our net income increased by 90% compared to the same period in 2025, primarily driven by costs related to strategic initiatives and our CEO transition in the prior year period that did not repeat and higher revenue, partially offset by higher input costs.
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

The following table presents a reconciliation of our net income, the most directly comparable GAAP financial measure, to Adjusted EBITDA:

	Three Months Ended March 31,
	2026	2025
	(in millions)
Net income – GAAP	$59	$31
Income tax expense	18	11
Interest expense, net	21	21
Debt refinancing expense(1)	—	13
Depreciation and amortization	33	32
Costs to execute strategic initiatives(2)	—	5
CEO transition costs(3)	—	4
Adjusted EBITDA (Non-GAAP)	$131	$117
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
The following table presents a reconciliation of our net income and diluted EPS, the most directly comparable GAAP financial measure, to Adjusted Net Income and Adjusted Diluted EPS:

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
(in millions, except for per share data)	Net Income	Diluted Shares	Diluted EPS	Net Income	Diluted Shares	Diluted EPS
As Reported - GAAP	$59	211.8	$0.28	$31	210.3	$0.15
Adjustments:
Debt refinancing expense(1)	—	211.8	—	10	210.3	0.05
Costs to execute strategic initiatives(1)	—	211.8	—	4	210.3	0.02
CEO transition costs(1)	—	211.8	—	4	210.3	0.02
Adjusted (Non-GAAP)	$59	211.8	$0.28	$49	210.3	$0.23
(1)    Amounts are after tax, calculated based on the applicable tax treatment of each adjustment, using a normalized effective tax rate of 23.9% for deductible items and 0% for non-deductible items.
Results of Operations – Three Months Ended March 31, 2026
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

Aggregation of Segment Revenue and Adjusted EBITDA

(in millions)	Reynolds Cooking & Kitchen Essentials	Hefty Waste & Clean-Up	Hefty Home & Tableware	Hefty Storage & Organization	Unallocated⁽[1]⁾	Total Reynolds Consumer Products
Net revenues for the three months ended March 31:
2026	$314	$224	$180	$159	$—	$877
2025	259	226	179	153	1	818
Adjusted EBITDA⁽²⁾ for the three months ended March 31:
2026	$44	$62	$28	$27	$(30)	$131
2025	38	62	17	21	(21)	117

(1)The unallocated net revenues include other revenue adjustments. The unallocated Adjusted EBITDA represents the combination of corporate expenses which are not allocated to our segments and other unallocated revenue adjustments.
(2)Adjusted EBITDA is a non-GAAP measure. See “Non-GAAP Measures” for details, including a reconciliation between net income and Adjusted EBITDA.

Three Months Ended March 31, 2026 Compared with the Three Months Ended March 31, 2025
Total Reynolds Consumer Products

	For the Three Months Ended March 31,
(in millions, except for %)	2026	% of Revenue	2025	% of Revenue	Change	% Change
Net revenues	$877	100%	$801	98%	$76	9%
Related party net revenues	—	—%	17	2%	(17)	(100)%
Total net revenues	877	100%	818	100%	59	7%
Cost of sales	(670)	(76)%	(629)	(77)%	(41)	(7)%
Gross profit	207	24%	189	23%	18	10%
Selling, general and administrative expenses	(109)	(12)%	(104)	(13)%	(5)	(5)%
Other expense, net	—	—%	(9)	(1)%	9	100%
Income from operations	98	11%	76	9%	22	29%
Interest expense, net	(21)	(2)%	(21)	(3)%	—	—%
Debt refinancing expense	—	—%	(13)	(2)%	13	100%
Income before income taxes	77	9%	42	5%	35	83%
Income tax expense	(18)	(2)%	(11)	(1)%	(7)	(64)%
Net income	$59	7%	$31	4%	$28	90%
Adjusted EBITDA ⁽¹⁾	$131	15%	$117	14%	$14	12%

(1)Adjusted EBITDA is a non-GAAP measure. See “Non-GAAP Measures” for details, including a reconciliation between net income and Adjusted EBITDA.

Components of Change in Net Revenues for the Three Months Ended March 31, 2026 vs. the Three Months Ended March 31, 2025

	Price	Volume/Mix		Total
		Retail	Non-Retail
Reynolds Cooking & Kitchen Essentials	15%	6%	—%	21%
Hefty Waste & Clean-Up	—%	(1)%	—%	(1)%
Hefty Home & Tableware	4%	(3)%	—%	1%
Hefty Storage & Organization	(2)%	6%	—%	4%
Total RCP	5%	2%	—%	7%

Total Net Revenues. Total net revenues increased by $59 million, or 7%, to $877 million. The increase was driven by higher pricing, reflecting pricing actions to recover higher input costs, and higher retail volume.

Cost of Sales. Cost of sales increased by $41 million, or 7%, to $670 million. The increase was primarily driven by higher material costs, partially offset by manufacturing efficiencies.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $5 million, or 5%, to $109 million, primarily driven by higher professional fees.

Other Expense, Net. Other expense, net decreased by $9 million, or 100%, reflecting costs to execute strategic initiatives and costs associated with our CEO transition in the prior year period that did not repeat in the current year.

Interest Expense, Net. Interest expense, net was flat compared to the prior year period.

Income Tax Expense. We recognized income tax expense of $18 million on income before income taxes of $77 million (an effective tax rate of 23.6%) for the three months ended March 31, 2026 compared to income tax expense of $11 million on income before income taxes of $42 million (an effective tax rate of 24.5%) for the three months ended March 31, 2025.

Adjusted EBITDA. Adjusted EBITDA increased by $14 million, or 12%, to $131 million. The increase in Adjusted EBITDA was driven by higher retail volume and manufacturing efficiencies, partially offset by higher selling, general and administrative costs. The impact of higher pricing was offset by higher material costs.
Segment Information
Reynolds Cooking & Kitchen Essentials

	For the Three Months Ended March 31,
(in millions, except for %)	2026	2025	Change	% Change
Retail net revenues	$241	$208	$33	16%
Non-retail net revenues	73	51	22	43%
Total segment net revenues	$314	$259	$55	21%
Segment Adjusted EBITDA	44	38	6	16%
Segment Adjusted EBITDA Margin	14%	15%

Total Segment Net Revenues. Reynolds Cooking & Kitchen Essentials total segment net revenues increased by $55 million, or 21%, to $314 million. The increase in net revenues was primarily due to higher pricing, reflecting pricing actions to recover higher input costs, and higher retail volume.
Adjusted EBITDA. Reynolds Cooking & Kitchen Essentials Adjusted EBITDA increased by $6 million, or 16%, to $44 million. The increase was primarily driven by increased volume as the pricing actions were offset higher material costs.

Hefty Waste & Clean-Up

	For the Three Months Ended March 31,
(in millions, except for %)	2026	2025	Change	% Change
Total segment net revenues	$224	$226	$(2)	(1)%
Segment Adjusted EBITDA	62	62	—	—%
Segment Adjusted EBITDA Margin	28%	27%

Total Segment Net Revenues. Hefty Waste & Clean-Up total segment net revenues decreased by $2 million, or 1%, to $224 million. The decrease in net revenues was due to slightly lower volume.
Adjusted EBITDA. Hefty Waste & Clean-Up Adjusted EBITDA was flat at $62 million as manufacturing efficiencies offset the impact of lower revenue.
Hefty Home & Tableware

	For the Three Months Ended March 31,
(in millions, except for %)	2026	2025	Change	% Change
Total segment net revenues	$180	$179	$1	1%
Segment Adjusted EBITDA	28	17	11	65%
Segment Adjusted EBITDA Margin	16%	9%

Total Segment Net Revenues. Hefty Home & Tableware total segment net revenues increased by $1 million, or 1%, to $180 million. The increase in net revenues was primarily due to higher pricing, including a reduction in certain promotional activities, partially offset by lower foam volume.

Adjusted EBITDA. Hefty Home & Tableware Adjusted EBITDA increased by $11 million, or 65%, to $28 million. The increase in Adjusted EBITDA was primarily driven by the timing of pricing actions relative to input costs and lower logistics costs.
Hefty Storage & Organization

	For the Three Months Ended March 31,
(in millions, except for %)	2026	2025	Change	% Change
Total segment net revenues	$159	$153	$6	4%
Segment Adjusted EBITDA	27	21	6	29%
Segment Adjusted EBITDA Margin	17%	14%

Total Segment Net Revenues. Hefty Storage & Organization total segment net revenues increased by $6 million, or 4%, to $159 million. The increase in net revenues was due to higher volume.
Adjusted EBITDA. Hefty Storage & Organization Adjusted EBITDA increased by $6 million, or 29%, to $27 million. The increase in Adjusted EBITDA was primarily driven by higher volume and manufacturing efficiencies.

Liquidity and Capital Resources
Our principal sources of liquidity are existing cash and cash equivalents, cash generated from operating activities and available borrowings under the Revolving Facility.
The following table discloses our cash flows for the periods presented:

	For the Three Months Ended March 31,
(in millions)	2026	2025
Net cash provided by operating activities	$71	$56
Net cash used in investing activities	(44)	(39)
Net cash used in financing activities	(103)	(96)
Decrease in cash and cash equivalents	$(76)	$(79)

Cash provided by operating activities
Net cash from operating activities increased by $15 million to $71 million in the three months ended March 31, 2026. The increase was primarily driven by higher net income.
Cash used in investing activities
Net cash used in investing activities increased by $5 million to $44 million. The increase was driven by higher cash outlays for capital expenditures.
Cash used in financing activities
Net cash used in financing activities increased by $7 million to $103 million. The increase was primarily attributable to tax withholdings on stock awards.
External Debt Facilities
Our External Debt Facilities consist of a senior secured term loan facility (“Term Loan Facility”) and a $700 million senior secured revolving credit facility (“Revolving Facility”) in a syndicated loan arrangement. During March 2025, we amended the Term Loan Facility, replacing the then-existing facility, which was originally set to mature in February 2027, with a new $1,645 million facility maturing in March 2032 (“Amendment No. 4”). Other than the new maturity date and the recommencement of quarterly amortization payments, the material terms of our External Debt Facilities as a result of Amendment No. 4 remained unchanged .
As of March 31, 2026, the outstanding balance under the Term Loan Facility was $1,536 million. As of March 31, 2026, we had no outstanding borrowings under the Revolving Facility, and we had $7 million of letters of credit outstanding, which reduces the borrowing capacity under the Revolving Facility.
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
The aggregate notional amount of interest rate swaps in effect as of March 31, 2026 was $900 million, and the SOFR was fixed at an annual rate of 3.33% to 3.41% (resulting in annual effective interest rates of 5.08% to 5.16%, including margin). These interest rate swaps hedge a portion of the interest rate exposure resulting from borrowings under our Term Loan Facility for between two and five years.
Prepayments
The Term Loan Facility contains customary mandatory prepayments, including with respect to excess cash flow, asset sale proceeds and proceeds from certain incurrences of indebtedness.
The Borrower may voluntarily repay outstanding loans under the Term Loan Facility at any time without premium or penalty, other than customary breakage costs with respect to SOFR based loans.
During the three months ended March 31, 2026, we made voluntary principal payments of $50 million related to our Term Loan Facility.
Amortization and maturity
The Term Loan Facility matures in March 2032. The Term Loan Facility amortizes in equal quarterly installments of $4 million, which commenced in June 2025, with the balance payable on maturity. As a result of voluntary principal repayments made, the Term Loan Facility has no quarterly amortization payments due until December 2031, when the quarterly amortization payments will recommence.
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
Accounts Receivable Factoring
We are party to a factoring agreement with a global financial institution to sell certain accounts receivable up to $95 million. We had no factored receivables as of March 31, 2026. Transactions under this agreement are accounted for as sales of accounts receivable, and the receivables sold are removed from the condensed consolidated balance sheet at the time of the sales transaction. We classify proceeds received from sales of accounts receivable as an operating cash flow in the condensed consolidated statement of cash flows. We record the discount as other expense, net in the condensed consolidated statement of income.
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
All outstanding amounts related to suppliers participating in the SCF are recorded within accounts payable in our condensed consolidated balance sheet and associated payments are included as an operating cash flow in the condensed consolidated statement of cash flows. The amount of obligations outstanding that we have confirmed as valid under the SCF was $9 million as of each of March 31, 2026 and December 31, 2025.
Dividends
During the three months ended March 31, 2026, cash dividends of $0.23 per share, were declared and paid. On April 30, 2026, a quarterly cash dividend of $0.23 per share was declared and is to be paid on May 29, 2026. We expect to continue paying cash dividends on a quarterly basis; however, future dividends are at the discretion of our Board of Directors and will depend upon our earnings, capital requirements, financial condition, contractual limitations (including under the External Debt Facilities) and other factors.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
See “Item 7A: Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. During the three months ended March 31, 2026, there have been no material changes in our exposure to market risk.
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
In connection with the preparation of this report, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2026. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of March 31, 2026, our disclosure controls and procedures were effective.
b)Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION
Item 1. Legal Proceedings.
The information required to be set forth under this heading is incorporated by reference from Note 7 - Commitments and Contingencies, to the condensed consolidated financial statements included in Part I, Item 1.
Item 1A. Risk Factors.
There have been no material changes from the risk factors disclosed in our Annual Report on Form 10-K for the year ended December 31, 2025.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
During the three months ended March 31, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as identified in Item 408(c) of Regulation S-K).

Item 6. Exhibits.

Exhibit Number	Description

3.1
Amended and Restated Certificate of Incorporation, conformed version that includes all amendments through April 25, 2024 (incorporated herein by reference to Exhibit 3.1 to the Company’s Quarterly Report on Form 10-Q filed with the SEC on August 7, 2024)

3.2	Amended and Restated By-Laws (incorporated herein by reference to Exhibit 3.2 to the Company’s Current Report on Form 8-K filed with the SEC on February 4, 2020)
10.1*	Employment Agreement, dated April 14, 2025, between Reynolds Consumer Products Holdings LLC and Jill Barnett
10.2*	Amendment to Employment Agreement, dated January 29, 2026, between Reynolds Consumer Products Holdings LLC and Jill Barnett
10.3*	Employment Agreement, dated June 1, 2025, between Reynolds Consumer Products Holdings LLC and Ryan Clark
10.4*	Amendment to Employment Agreement, dated January 29, 2026, between Reynolds Consumer Products Holdings LLC and Ryan Clark
10.5*	Employment Agreement, dated June 1, 2025, between Reynolds Consumer Products Holdings LLC and Carlen Hooker
10.6*	Amendment to Employment Agreement, dated January 29, 2026, between Reynolds Consumer Products Holdings LLC and Carlen Hooker
10.7
Amendment to Employment Agreement, dated January 29, 2026, between Reynolds Consumer Products Holdings LLC and Judith Buckner (incorporated herein by reference to Exhibit 10.27 to the Company’s Annual Report on Form 10-K filed with the SEC on February 4, 2026)

10.8
Amendment to Employment Agreement, dated January 29, 2026, between Reynolds Consumer Products Holdings LLC and Lisa Smith (incorporated herein by reference to Exhibit 10.29 to the Company’s Annual Report on Form 10-K filed with the SEC on February 4, 2026)

10.9
Amendment to Employment Agreement, dated January 29, 2026, between Reynolds Consumer Products Holdings LLC and Steve Estes (incorporated herein by reference to Exhibit 10.31 to the Company’s Annual Report on Form 10-K filed with the SEC on February 4, 2026)

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
May 6, 2026