Form 10-Q
period 2026-06-30
Reynolds Consumer Products Inc.
filed 2026-07-29
CIK 1786431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________________________________________________________________
FORM 10-Q
_______________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of July 24, 2026, the registrant had 210,790,982 shares of common stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Reynolds Consumer Products Inc.
Condensed Consolidated Statements of Income
(in millions, except for per share data)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net revenues	$944	$938	$1,821	$1,739
Related party net revenues	—	—	—	17
Total net revenues	944	938	1,821	1,756
Cost of sales	(699)	(712)	(1,368)	(1,341)
Gross profit	245	226	453	415
Selling, general and administrative expenses	(107)	(96)	(216)	(201)
Other expense, net	—	(12)	—	(21)
Income from operations	138	118	237	193
Interest expense, net	(22)	(22)	(44)	(42)
Debt refinancing expense	—	—	—	(13)
Income before income taxes	116	96	193	138
Income tax expense	(27)	(23)	(45)	(33)
Net income	$89	$73	$148	$105

Earnings per share:
Basic	$0.42	$0.35	$0.70	$0.50
Diluted	$0.42	$0.35	$0.70	$0.50

Weighted average shares outstanding:
Basic	210.6	210.3	210.7	210.3
Diluted	211.9	210.3	211.9	210.3

See accompanying notes to the condensed consolidated financial statements.

Reynolds Consumer Products Inc.
Condensed Consolidated Statements of Comprehensive Income
(in millions)
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2026	2025	2026	2025
Net income	$89	$73	$148	$105
Other comprehensive income (loss), net of income taxes:
Currency translation adjustment	(1)	2	(2)	2
Employee benefit plans	(1)	(2)	(2)	(3)
Derivative instruments	5	(5)	9	(10)
Other comprehensive income (loss), net of income taxes	3	(5)	5	(11)
Comprehensive income	$92	$68	$153	$94

See accompanying notes to the condensed consolidated financial statements.

Reynolds Consumer Products Inc.
Condensed Consolidated Balance Sheets
(in millions, except for per share data)

	(Unaudited) As of June 30, 2026	As of December 31, 2025
Assets
Cash and cash equivalents	$66	$147
Accounts receivable (net of allowance for doubtful accounts of $1 and $2)	357	355
Other receivables	17	10
Inventories	718	584
Other current assets	27	20
Total current assets	1,185	1,116
Property, plant and equipment (net of accumulated depreciation of $1,081 and $1,034)	855	823
Operating lease right-of-use assets, net	111	98
Goodwill	1,895	1,895
Intangible assets, net	931	943
Other assets	102	61
Total assets	$5,079	$4,936
Liabilities
Accounts payable	$433	$387
Current operating lease liabilities	27	23
Income taxes payable	1	14
Accrued and other current liabilities	199	153
Total current liabilities	660	577
Long-term debt	1,530	1,580
Long-term operating lease liabilities	91	81
Deferred income taxes	370	350
Long-term postretirement benefit obligation	13	13
Other liabilities	105	82
Total liabilities	$2,769	$2,683
Commitments and contingencies (Note 7)
Stockholders’ equity
Common stock, $0.001 par value; 2,000 shares authorized; 210.8 shares issued and outstanding	—	—
Additional paid-in capital	1,432	1,431
Accumulated other comprehensive income	25	20
Retained earnings	853	802
Total stockholders’ equity	2,310	2,253
Total liabilities and stockholders’ equity	$5,079	$4,936

See accompanying notes to the condensed consolidated financial statements.

Reynolds Consumer Products Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in millions, except for per share data)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
Balance as of December 31, 2024	$—	$1,413	$694	$35	$2,142
Net income	—	—	31	—	31
Other comprehensive loss, net of income taxes	—	—	—	(6)	(6)
Dividends ($0.23 per share declared and paid)	—	—	(48)	—	(48)
Other	—	4	(1)	—	3
Balance as of March 31, 2025	$—	$1,417	$676	$29	$2,122
Net income	—	—	73	—	73
Other comprehensive loss, net of income taxes	—	—	—	(5)	(5)
Dividends ($0.23 per share declared and paid)	—	—	(48)	—	(48)
Other	—	5	1	—	6
Balance as of June 30, 2025	$—	$1,422	$702	$24	$2,148

Balance as of December 31, 2025	$—	$1,431	$802	$20	$2,253
Net income	—	—	59	—	59
Other comprehensive income, net of income taxes	—	—	—	2	2
Dividends ($0.23 per share declared and paid)	—	—	(48)	—	(48)
Other	—	(1)	—	—	(1)
Balance as of March 31, 2026	$—	$1,430	$813	$22	$2,265
Net income	—	—	89	—	89
Other comprehensive income, net of income taxes	—	—	—	3	3
Dividends ($0.23 per share declared and paid)	—	—	(48)	—	(48)
Other	—	2	(1)	—	1
Balance as of June 30, 2026	$—	$1,432	$853	$25	$2,310

See accompanying notes to the condensed consolidated financial statements.

Reynolds Consumer Products Inc.
Condensed Consolidated Statements of Cash Flows
(in millions)
(Unaudited)

	Six Months Ended June 30,
	2026	2025
Cash provided by operating activities
Net income	$148	$105
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	65	65
Deferred income taxes	17	(8)
Stock compensation expense	8	11
Change in assets and liabilities:
Accounts receivable, net	(2)	11
Other receivables	(7)	(4)
Related party receivables	—	(1)
Inventories	(133)	(63)
Accounts payable	54	49
Related party payables	—	(9)
Income taxes payable / receivable	(15)	(4)
Accrued and other current liabilities	40	(18)
Other assets and liabilities	(2)	13
Net cash provided by operating activities	173	147
Cash used in investing activities
Acquisition of property, plant and equipment	(101)	(79)
Net cash used in investing activities	(101)	(79)
Cash used in financing activities
Repayment of long-term debt	(50)	(54)
Dividends paid	(96)	(96)
Proceeds from term loan refinancing(1)	—	743
Repayments of existing term loan(1)	—	(743)
Other financing activities	(7)	2
Net cash used in financing activities	(153)	(148)
Net decrease in cash and cash equivalents	(81)	(80)
Cash and cash equivalents at beginning of period	147	137
Cash and cash equivalents at end of period	$66	$57

Cash paid:
Interest - long-term debt, net of interest rate swaps	40	41
Income taxes	43	39
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
Non-Cash Lease Transactions:
During the six months ended June 30, 2026, we recorded $26 million in new operating lease right-of-use assets and $34 million in new finance lease right-of-use assets, all obtained in exchange for corresponding lease liabilities. During the six months ended June 30, 2025, we recorded $20 million in new operating lease right-of-use assets obtained in exchange for corresponding lease liabilities and had no new finance lease right-of-use assets.

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
All outstanding amounts related to suppliers participating in the SCF are recorded within accounts payable in the condensed consolidated balance sheet and associated payments are included as an operating cash flow in the condensed consolidated statement of cash flows. As of June 30, 2026 and December 31, 2025, the amount of obligations outstanding that we have confirmed as valid under the SCF was $8 million and $9 million, respectively.

Accounts Receivable Factoring:

We are party to a factoring agreement with a global financial institution to sell certain accounts receivable up to $95 million. Factored receivables as of June 30, 2026 were $38 million. Transactions under this agreement are accounted for as sales of accounts receivable, and the receivables sold are removed from the condensed consolidated balance sheet at the time of the sales transaction. We classify proceeds received from sales of accounts receivable as an operating cash flow in the condensed consolidated statement of cash flows. We record the discount as other expense, net in the condensed consolidated statement of income.

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
Note 3 – Inventories
Inventories consisted of the following:

	June 30, 2026	December 31, 2025
	(in millions)
Raw materials	$207	$133
Work in progress	99	76
Finished goods	345	309
Spare parts	67	66
Inventories	$718	$584

Note 4 – Debt
Long-term debt consisted of the following:

	June 30, 2026	December 31, 2025
	(in millions)
Term loan facility	$1,536	$1,586
Deferred financing transaction costs	(6)	(6)
	1,530	1,580
Less: current portion	—	—
Long-term debt	$1,530	$1,580
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
Term Loan Facility
The Term Loan Facility matures in March 2032. The Term Loan Facility amortizes in equal quarterly installments of $4 million, which commenced in June 2025, with the balance payable on maturity. During the six months ended June 30, 2026, we made a voluntary principal repayment of $50 million. As a result of voluntary principal repayments made, the Term Loan Facility has no quarterly amortization payments due until December 2031, when the quarterly amortization payments will recommence.

Revolving Facility
The Revolving Facility matures in October 2029 and includes a sub-facility for letters of credit. As of June 30, 2026, we had no outstanding borrowings under the Revolving Facility, and we had $8 million of letters of credit outstanding, which reduces the borrowing capacity under the Revolving Facility.
Fair Value of Our Long-Term Debt
The fair value of our long-term debt as of June 30, 2026, which is a Level 2 fair value measurement, approximates the carrying value due to the variable market interest rate and the stability of our credit profile.
Note 5 - Financial Instruments
Interest Rate Derivatives
We have entered into a series of interest rate swaps to fix the SOFR of our External Debt Facilities. During the year ended December 31, 2025, we entered into additional forward-starting interest rate swaps with start dates beginning in February 2026 that had an aggregate notional value of $900 million. These swaps fix the SOFR at annual rates ranging from 3.33% to 3.41% (resulting in annual effective interest rates of 5.08% to 5.16%, including margin), have maturity dates between March 2028 and March 2031, and carry a weighted average effective rate of 5.12%. As of June 30, 2026 and December 31, 2025, the aggregate notional amount of interest rate swaps outstanding was $900 million and $1,000 million, respectively.
The interest rate swaps outstanding as of June 30, 2026 hedge a portion of the interest rate exposure resulting from borrowings under our Term Loan Facility. We have classified these instruments as cash flow hedges. The effective portion of the gain or loss on the open hedging instrument is recorded in accumulated other comprehensive income and is reclassified into earnings as interest expense, net when settled. The associated asset or liability on the open hedges is recorded at its fair value in other assets or other liabilities, as applicable. The fair value of the interest rate swaps was determined using a discounted cash flow method based on market-based swap yield curves, taking into account current interest rates, and is classified as Level 2 within the fair value hierarchy.
The fair value of the assets and liabilities associated with our interest rate swaps, as reflected gross in the condensed consolidated balance sheets, were as follows:

	As of June 30, 2026	As of December 31, 2025
	(in millions)
Assets:
Other current assets	$5	$1
Other assets	7	1
Total assets	$12	$2

Liabilities:
Other liabilities	—	1
Total liabilities	$—	$1

Note 6 – Stock-based Compensation
Our equity incentive plan was established in 2020, for purposes of granting stock-based compensation awards to certain members of our senior management, our non-executive directors and to certain employees, to incentivize their performance and align their interests with ours. We have granted restricted stock units (“RSUs”) to certain employees and non-employee directors that have a service-based vesting condition. In addition, we have granted performance stock units (“PSUs”) to certain members of management that have a performance-based vesting condition. We account for forfeitures of outstanding but unvested grants in the period they occur. A maximum of 10.5 million shares of common stock were initially available for issuance under equity incentive awards granted pursuant to the plan. There were no RSUs or PSUs granted in the three months ended June 30, 2026 and 0.4 million of each were granted in the six months ended June 30, 2026.
As of June 30, 2026, there were stock-based compensation awards representing 2.2 million shares outstanding compared to 2.0 million shares outstanding as of December 31, 2025. Stock-based compensation expense was $4 million and $8 million for the three and six months ended June 30, 2026, respectively, compared to $5 million and $11 million in the comparable prior year periods.
Note 7 – Commitments and Contingencies
Legal Proceedings:
We are from time to time party to litigation, legal proceedings and tax examinations arising from our operations. Most of these matters involve allegations of damages against us related to employment matters, consumer complaints, advertising/labeling claims, personal injury claims and commercial or contractual disputes. We record estimates for claims and proceedings that constitute a present obligation when it is probable that an outflow of resources will be required to settle the obligation and a reliable estimate of such obligation can be made. While it is not possible to predict the outcome of any of these matters, based on our assessment of the facts and circumstances as of June 30, 2026, we do not believe any of these matters, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows. However, actual outcomes may differ from those expected and could have a material effect on our financial position, results of operations or cash flows in a future period.
Note 8 – Accumulated Other Comprehensive Income
The following table summarizes the changes in our balances of each component of accumulated other comprehensive income.

(In millions)	Currency Translation Adjustments	Employee Benefit Plans	Derivative Instruments	Accumulated Other Comprehensive Income
Balance as of December 31, 2024	$(10)	$31	$14	$35
Gain (loss) arising during the period	—	—	—	—
Reclassification to earnings	—	(1)	(7)	(8)
Effect of deferred taxes	—	—	2	2
Balance as of March 31, 2025	$(10)	$30	$9	$29
Gain arising during the period	2	—	(1)	1
Reclassification to earnings	—	(2)	(6)	(8)
Effect of deferred taxes	—	—	2	2
Balance as of June 30, 2025	$(8)	$28	$4	$24

Balance as of December 31, 2025	$(8)	$28	$—	$20
Gain (loss) arising during the period	(1)	—	6	5
Reclassification to earnings	—	(1)	(1)	(2)
Effect of deferred taxes	—	—	(1)	(1)
Balance as of March 31, 2026	$(9)	$27	$4	$22
Gain (loss) arising during the period	(1)	—	7	6
Reclassification to earnings	—	(1)	(1)	(2)
Effect of deferred taxes	—	—	(1)	(1)
Balance as of June 30, 2026	$(10)	$26	$9	$25

Note 9 – Segment Information

In January 2026, we reorganized the previous Hefty Waste & Storage and Presto Products segments by consolidating waste bags into the new Hefty Waste & Clean-Up segment and food bags and storage products into the new Hefty Storage & Organization segment in an effort to increase efficiencies, sharpen focus on innovation and establish a structure that can better facilitate entry into adjacent categories. Comparative segment disclosures have been recast to reflect this realignment. Prior periods will be similarly recast in our future reports for the remainder of 2026. These changes had no effect on our previously reported condensed consolidated results of operations. In addition to the segment realignment, we have renamed our existing Reynolds Cooking & Baking segment and Hefty Tableware segment to Reynolds Cooking & Kitchen Essentials and Hefty Home & Tableware, respectively.

As part of the segment reorganization, $803 million of goodwill was reallocated on a relative fair value basis from the previous Hefty Waste & Storage and Presto Products segments to the new Hefty Waste & Clean-Up and Hefty Storage & Organization segments. We performed a goodwill impairment analysis immediately before and after the segment reorganization, and concluded that goodwill was not impaired. The goodwill balances as of June 30, 2026, for Reynolds Cooking & Kitchen Essentials, Hefty Waste & Clean-Up, Hefty Home & Tableware, and Hefty Storage & Organization were $794 million, $520 million, $298 million and $283 million, respectively.
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

Information by Segment
We present segment Adjusted EBITDA as this is the financial measure by which management and our CODM evaluates the performance of each segment and allocates resources (including employees, property and financial or capital resources) for each segment, predominantly in the annual budgeting and forecasting process. The CODM considers budget-to-actual variances on a monthly basis, performance versus the prior year and expected long-term financial performance when making decisions about allocating capital and personnel to the segments.
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

	Reynolds Cooking & Kitchen Essentials	Hefty Waste & Clean-Up	Hefty Home & Tableware	Hefty Storage & Organization	Segment Total	Unallocated(1)	Total
Three Months Ended June 30, 2026	(in millions)
Total segment net revenues	$314	$233	$217	$176	$940	$4	$944
Other segment items(2)	(261)	(164)	(174)	(149)	(748)
Adjusted EBITDA	53	69	43	27	192
Depreciation and amortization	10	5	6	5	26	7	33

	Reynolds Cooking & Kitchen Essentials	Hefty Waste & Clean-Up	Hefty Home & Tableware	Hefty Storage & Organization	Segment Total	Unallocated(1)	Total
Three Months Ended June 30, 2025	(in millions)
Total segment net revenues	$295	$236	$242	$167	$940	$(2)	$938
Other segment items(2)	(246)	(164)	(207)	(137)	(754)
Adjusted EBITDA	49	72	35	30	186
Depreciation and amortization	9	5	5	5	24	9	33

	Reynolds Cooking & Kitchen Essentials	Hefty Waste & Clean-Up	Hefty Home & Tableware	Hefty Storage & Organization	Segment Total	Unallocated(1)	Total
Six Months Ended June 30, 2026	(in millions)
Total segment net revenues	629	457	397	335	1,818	3	1,821
Other segment items(2)	(532)	(326)	(325)	(281)	(1,464)
Adjusted EBITDA	97	131	72	54	354
Depreciation and amortization	19	10	11	9	49	16	65

	Reynolds Cooking & Kitchen Essentials	Hefty Waste & Clean-Up	Hefty Home & Tableware	Hefty Storage & Organization	Segment Total	Unallocated(1)	Total
Six Months Ended June 30, 2025	(in millions)
Total segment net revenues	554	462	421	320	1,757	(1)	1,756
Other segment items(2)	(467)	(328)	(369)	(269)	(1,433)
Adjusted EBITDA	87	134	52	51	324
Depreciation and amortization	18	10	10	10	48	17	65

Segment assets consisted of the following:

	Reynolds Cooking & Kitchen Essentials	Hefty Waste & Clean-Up	Hefty Home & Tableware	Hefty Storage & Organization	Segment Total	Unallocated(1)	Total
	(in millions)
As of June 30, 2026	$729	$272	$257	$349	$1,607	$3,472	$5,079
As of December 31, 2025	612	264	242	305	1,423	3,513	4,936

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

The following table presents a reconciliation of total segment Adjusted EBITDA to GAAP income before income taxes:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)		(in millions)
Segment Adjusted EBITDA	$192	$186	$354	$324
Corporate / unallocated expenses	(21)	(23)	(52)	(45)
	171	163	302	279
Adjustments to reconcile to GAAP income before income taxes
Depreciation and amortization	(33)	(33)	(65)	(65)
Interest expense, net	(22)	(22)	(44)	(42)
Debt refinancing expense(1)	—	—	—	(13)
Costs to execute strategic initiatives(2)	—	(8)	—	(13)
CEO transition costs(3)	—	(4)	—	(8)
Consolidated GAAP income before income taxes	$116	$96	$193	$138
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
Revenues from products sold to PEI Group as a related party were zero and $17 million for the three and six months ended June 30, 2025, respectively. Products purchased from PEI Group as a related party were zero and $51 million for the three and six months ended June 30, 2025, respectively. PEI Group as a related party charged us freight and warehousing costs of zero and $4 million for the three and six months ended June 30, 2025, respectively, which were included in cost of sales. The resulting related party receivables and payables were settled regularly in the normal course of business. Because PEI Group ceased to be a related party after March 31, 2025, there were no transactions with PEI Group as a related party in the three and six months ended June 30, 2026.
Furthermore, $36 million of the dividends paid during each of the three months ended June 30, 2026 and June 30, 2025, and $72 million of the dividends paid during each of the six months ended June 30, 2026 and June 30, 2025, were paid to PFL.

Note 11 – Subsequent Events
Quarterly Cash Dividend
On July 23, 2026, our Board of Directors approved a cash dividend of $0.23 per common share to be paid on August 31, 2026 to shareholders of record on August 17, 2026.
Except as described above, there have been no events subsequent to June 30, 2026 which would require recognition or disclosure in these condensed consolidated financial statements.

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

In January 2026, we reorganized the previous Hefty Waste & Storage and Presto Products segments by consolidating waste bags into the new Hefty Waste & Clean-Up segment and food bags and storage products into the new Hefty Storage & Organization segment in an effort to increase efficiencies, sharpen focus on innovation and establish a structure that can better facilitate entry into adjacent categories. Comparative segment disclosures have been recast to reflect this realignment. Prior periods will be similarly recast in our future reports for the remainder of 2026. These changes had no effect on our previously reported condensed consolidated results of operations. In addition to the segment realignment, we have renamed our existing Reynolds Cooking & Baking segment and Hefty Tableware segment to Reynolds Cooking & Kitchen Essentials and Hefty Home & Tableware, respectively.
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

Overview

Total net revenues increased 1% in the three months ended June 30, 2026 compared to the same period in 2025. The increase was primarily due to higher pricing in response to higher input costs and the timing of promotional activity partially offset by lower volume.

Total net revenues increased 4% in the six months ended June 30, 2026 compared to the same period in 2026. The increase was primarily driven by higher pricing in response to higher input costs, partially offset by lower volume.

During the three months ended June 30, 2026, our net income increased by 22% compared to the same period in 2025, primarily driven by lower operational costs.

During the six months ended June 30, 2026, our net income increased by 41% compared to the same period in 2025, primarily driven by higher revenue, lower operational costs, and costs related to strategic initiatives and our CEO transition in the prior year period that did not repeat, partially offset by higher input costs and higher selling, general and administrative expenses.
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
The following table presents a reconciliation of our net income, the most directly comparable GAAP financial measure, to Adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
	(in millions)		(in millions)
Net income – GAAP	$89	$73	$148	$105
Income tax expense	27	23	45	33
Interest expense, net	22	22	44	42
Debt refinancing expense(1)	—	—	—	13
Depreciation and amortization	33	33	65	65
Costs to execute strategic initiatives(2)	—	8	—	13
CEO transition costs(3)	—	4	—	8
Adjusted EBITDA (Non-GAAP)	$171	$163	$302	$279
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
The following tables present reconciliations of our net income and diluted EPS, the most directly comparable GAAP financial measure, to Adjusted Net Income and Adjusted Diluted EPS:

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
(in millions, except for per share data)	Net Income	Diluted Shares	Diluted EPS	Net Income	Diluted Shares	Diluted EPS
As Reported - GAAP	$89	211.9	$0.42	$73	210.3	$0.35
Adjustments:
Debt refinancing expense(1)	—	211.9	—	—	210.3	—
Costs to execute strategic initiatives(1)	—	211.9	—	6	210.3	0.03
CEO transition costs(1)	—	211.9	—	4	210.3	0.02
Adjusted (Non-GAAP)	$89	211.9	$0.42	$83	210.3	$0.39
(1)    Amounts are after tax, calculated based on the applicable tax treatment of each adjustment, using a normalized effective tax rate of 23.5% for deductible items and 0% for non-deductible items.

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
(in millions, except for per share data)	Net Income	Diluted Shares	Diluted EPS	Net Income	Diluted Shares	Diluted EPS
As Reported - GAAP	$148	211.9	$0.70	$105	210.3	$0.50
Adjustments:
Debt refinancing expense(1)	—	211.9	—	10	210.3	0.05
Costs to execute strategic initiatives(1)	—	211.9	—	10	210.3	0.05
CEO transition costs(1)	—	211.9	—	7	210.3	0.03
Adjusted (Non-GAAP)	$148	211.9	$0.70	$132	210.3	$0.63
(1)    Amounts are after tax, calculated based on the applicable tax treatment of each adjustment, using a normalized effective tax rate of 23.5% for deductible items and 0% for non-deductible items.
Results of Operations – Three Months Ended June 30, 2026
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
Aggregation of Segment Revenue and Adjusted EBITDA

(in millions)	Reynolds Cooking & Kitchen Essentials	Hefty Waste & Clean-Up	Hefty Home & Tableware	Hefty Storage & Organization	Unallocated⁽[1]⁾	Total Reynolds Consumer Products
Net revenues for the three months ended June 30:
2026	$314	$233	$217	$176	$4	$944
2025	295	236	242	167	(2)	938
Adjusted EBITDA⁽²⁾ for the three months ended June 30:
2026	$53	$69	$43	$27	$(21)	$171
2025	49	72	35	30	(23)	163

(1)The unallocated net revenues include other revenue adjustments. The unallocated Adjusted EBITDA represents the combination of corporate expenses which are not allocated to our segments and other unallocated revenue adjustments.
(2)Adjusted EBITDA is a non-GAAP measure. See “Non-GAAP Measures” for details, including a reconciliation between net income and Adjusted EBITDA.

Three Months Ended June 30, 2026 Compared with the Three Months Ended June 30, 2025
Total Reynolds Consumer Products

	For the Three Months Ended June 30,
(in millions, except for %)	2026	% of Revenue	2025	% of Revenue	Change	% Change
Net revenues	$944	100%	$938	100%	$6	1%
Related party net revenues	—	—%	—	—%	—	—%
Total net revenues	944	100%	938	100%	6	1%
Cost of sales	(699)	(74)%	(712)	(76)%	13	2%
Gross profit	245	26%	226	24%	19	8%
Selling, general and administrative expenses	(107)	(11)%	(96)	(10)%	(11)	(11)%
Other expense, net	—	—%	(12)	(1)%	12	100%
Income from operations	138	15%	118	13%	20	17%
Interest expense, net	(22)	(2)%	(22)	(2)%	—	—%
Debt refinancing expense	—	—%	—	—%	—	—%
Income before income taxes	116	12%	96	10%	20	21%
Income tax expense	(27)	(3)%	(23)	(2)%	(4)	(17)%
Net income	$89	9%	$73	8%	$16	22%
Adjusted EBITDA ⁽¹⁾	$171	18%	$163	17%	$8	5%

(1)Adjusted EBITDA is a non-GAAP measure. See “Non-GAAP Measures” for details, including a reconciliation between net income and Adjusted EBITDA.
Components of Change in Net Revenues for the Three Months Ended June 30, 2026 vs. the Three Months Ended June 30, 2025

	Price	Volume/Mix		Total
		Retail	Non-Retail
Reynolds Cooking & Kitchen Essentials	19%	(8)%	(5)%	6%
Hefty Waste & Clean-Up	(1)%	—%	—%	(1)%
Hefty Home & Tableware	4%	(14)%	—%	(10)%
Hefty Storage & Organization	(3)%	8%	—%	5%
Total RCP	7%	(5)%	(1)%	1%

Total Net Revenues. Total net revenues increased by $6 million, or 1%, to $944 million. The increase was driven by higher pricing in response to higher input costs and the timing of promotional activity, partially offset by lower volume.

Cost of Sales. Cost of sales decreased by $13 million, or 2%, to $699 million. The decrease was primarily driven by lower operational costs and lower volume.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $11 million, or 11%, to $107 million, primarily driven by higher personnel costs, higher professional fees and higher advertising costs.

Other Expense, Net. Other expense, net decreased by $12 million, or 100%, reflecting costs to execute strategic initiatives and costs associated with our CEO transition in the prior year period that did not repeat in the current year period.

Interest Expense, Net. Interest expense, net was flat compared to the prior year period.

Income Tax Expense. We recognized income tax expense of $27 million on income before income taxes of $116 million (an effective tax rate of 23.6%) for the three months ended June 30, 2026 compared to income tax expense of $23 million on income before income taxes of $96 million (an effective tax rate of 23.7%) for the three months ended June 30, 2025.

Adjusted EBITDA. Adjusted EBITDA increased by $8 million, or 5%, to $171 million. The increase in Adjusted EBITDA was driven by lower operational costs, partially offset by lower volume and higher selling, general and administrative expenses.
Segment Information
Reynolds Cooking & Kitchen Essentials

	For the Three Months Ended June 30,
(in millions, except for %)	2026	2025	Change	% Change
Retail net revenues	$258	$244	$14	6%
Non-retail net revenues	56	51	5	10%
Total segment net revenues	$314	$295	$19	6%
Segment Adjusted EBITDA	53	49	4	8%
Segment Adjusted EBITDA Margin	17%	17%

Total Segment Net Revenues. Reynolds Cooking & Kitchen Essentials total segment net revenues increased by $19 million, or 6%, to $314 million. The increase in net revenues was primarily due to higher pricing, in response to higher input costs, partially offset by lower volume.

Adjusted EBITDA. Reynolds Cooking & Kitchen Essentials Adjusted EBITDA increased by $4 million, or 8%, to $53 million. The increase was primarily driven by lower operational costs, partially offset by the impact of lower volume.
Hefty Waste & Clean-Up

	For the Three Months Ended June 30,
(in millions, except for %)	2026	2025	Change	% Change
Total segment net revenues	$233	$236	$(3)	(1)%
Segment Adjusted EBITDA	69	72	(3)	(4)%
Segment Adjusted EBITDA Margin	30%	31%

Total Segment Net Revenues. Hefty Waste & Clean-Up total segment net revenues decreased by $3 million, or 1%, to $233 million. The decrease in net revenues was due to the timing of promotional activities.

Adjusted EBITDA. Hefty Waste & Clean-Up Adjusted EBITDA decreased by $3 million, or 4%, to $69 million. The decrease was due to the impact of lower revenue.
Hefty Home & Tableware

	For the Three Months Ended June 30,
(in millions, except for %)	2026	2025	Change	% Change
Total segment net revenues	$217	$242	$(25)	(10)%
Segment Adjusted EBITDA	43	35	8	23%
Segment Adjusted EBITDA Margin	20%	14%

Total Segment Net Revenues. Hefty Home & Tableware total segment net revenues decreased by $25 million, or 10%, to $217 million. The decrease in net revenues was primarily due to lower volume, primarily foam, partially offset by reduced promotional activity.

Adjusted EBITDA. Hefty Home & Tableware Adjusted EBITDA increased by $8 million, or 23%, to $43 million. The increase in Adjusted EBITDA was primarily driven by lower operational costs. The impact of lower volume was offset by reduced promotional activity.

Hefty Storage & Organization

	For the Three Months Ended June 30,
(in millions, except for %)	2026	2025	Change	% Change
Total segment net revenues	$176	$167	$9	5%
Segment Adjusted EBITDA	27	30	(3)	(10)%
Segment Adjusted EBITDA Margin	15%	18%

Total Segment Net Revenues. Hefty Storage & Organization total segment net revenues increased by $9 million, or 5%, to $176 million. The increase in net revenues was due to higher volume, partially offset by the timing of promotional activities.

Adjusted EBITDA. Hefty Storage & Organization Adjusted EBITDA decreased by $3 million, or 10%, to $27 million. The decrease in Adjusted EBITDA was primarily driven by costs associated with the ramp up of new business and higher promotional activity.
Results of Operations – Six Months Ended June 30, 2026
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
Aggregation of Segment Revenue and Adjusted EBITDA

(in millions)	Reynolds Cooking & Kitchen Essentials	Hefty Waste & Clean-Up	Hefty Home & Tableware	Hefty Storage & Organization	Unallocated⁽[1]⁾	Total Reynolds Consumer Products
Net revenues for the six months ended June 30:
2026	$629	$457	$397	$335	$3	$1,821
2025	554	462	421	320	(1)	1,756
Adjusted EBITDA⁽²⁾ for the six months ended June 30:
2026	$97	$131	$72	$54	$(52)	$302
2025	87	134	52	51	(45)	279

(1)The unallocated net revenues include other revenue adjustments. The unallocated Adjusted EBITDA represents the combination of corporate expenses which are not allocated to our segments and other unallocated revenue adjustments.
(2)Adjusted EBITDA is a non-GAAP measure. See “Non-GAAP Measures” for details, including a reconciliation between net income and Adjusted EBITDA.

Six Months Ended June 30, 2026 Compared with the Six Months Ended June 30, 2025
Total Reynolds Consumer Products

	For the Six Months Ended June 30,
(in millions, except for %)	2026	% of Revenue	2025	% of Revenue	Change	% Change
Net revenues	$1,821	100%	$1,739	99%	$82	5%
Related party net revenues	—	—%	17	1%	(17)	(100)%
Total net revenues	1,821	100%	1,756	100%	65	4%
Cost of sales	(1,368)	(75)%	(1,341)	(76)%	(27)	(2)%
Gross profit	453	25%	415	24%	38	9%
Selling, general and administrative expenses	(216)	(12)%	(201)	(11)%	(15)	(7)%
Other expense, net	—	—%	(21)	(1)%	21	100%
Income from operations	237	13%	193	11%	44	23%
Interest expense, net	(44)	(2)%	(42)	(2)%	(2)	(5)%
Debt refinancing expense	—	—%	(13)	(1)%	13	100%
Income before income taxes	193	11%	138	8%	55	40%
Income tax expense	(45)	(2)%	(33)	(2)%	(12)	(36)%
Net income	$148	8%	$105	6%	$43	41%
Adjusted EBITDA ⁽¹⁾	$302	17%	$279	16%	$23	8%
_________________________________________
(1)Adjusted EBITDA is a non-GAAP measure. See “Non-GAAP Measures” for details, including a reconciliation between net income and Adjusted EBITDA.
Components of Change in Net Revenues for the Six Months Ended June 30, 2026 vs. the Six Months Ended June 30, 2025

	Price	Volume/Mix		Total
		Retail	Non-Retail
Reynolds Cooking & Kitchen Essentials	18%	(1)%	(3)%	14%
Hefty Waste & Clean-Up	(1)%	—%	—%	(1)%
Hefty Home & Tableware	3%	(9)%	—%	(6)%
Hefty Storage & Organization	(2)%	7%	—%	5%
Total RCP	6%	(1)%	(1)%	4%

Total Net Revenues. Total net revenues increased by $65 million, or 4% to $1,821 million. The increase was primarily driven by higher pricing in response to higher input costs, partially offset by lower volume.

Cost of Sales. Cost of sales increased by $27 million, or 2%, to $1,368 million. The increase was primarily driven by higher input costs, partially offset by lower operational costs and lower volume.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $15 million, or 7%, to $216 million, primarily driven by higher personnel costs and higher professional fees.

Other Expense, Net. Other expense, net decreased by $21 million, or 100%, to zero in the six months ended June 30, 2026, reflecting costs to execute strategic initiatives and costs associated with our CEO transition in the prior year period that did not repeat in the current year period.

Interest Expense, Net. Interest expense, net increased by $2 million, or 5%, to $44 million.

Debt Refinancing Expense. In connection with the refinancing of our senior secured term loan facility in March 2025, we recorded debt refinancing expense of $13 million in the six months ended June 30, 2025.

Income Tax Expense. We recognized income tax expense of $45 million on income before taxes of $193 million (an effective tax rate of 23.6%) for the six months ended June 30, 2026 compared to income tax expense of $33 million on income before taxes of $138 million (an effective tax rate of 23.9%) for the six months ended June 30, 2025.
Adjusted EBITDA. Adjusted EBITDA increased by $23 million, or 8%, to $302 million. The increase in Adjusted EBITDA was primarily attributable to the timing of pricing actions in relation to input cost increases and lower operational costs, partially offset by higher selling, general and administrative expenses.
Segment Information
Reynolds Cooking & Kitchen Essentials

	For the Six Months Ended June 30,
(in millions, except for %)	2026	2025	Change	% Change
Retail net revenues	$500	$450	$50	11%
Non-retail net revenues	129	104	25	24%
Total segment net revenues	$629	$554	$75	14%
Segment Adjusted EBITDA	97	87	10	11%
Segment Adjusted EBITDA Margin	15%	16%

Total Segment Net Revenues. Reynolds Cooking & Kitchen Essentials total segment net revenues increased by $75 million, or 14%, to $629 million. The increase in net revenues was primarily due to higher pricing in response to higher input costs, partially offset by lower volume.

Adjusted EBITDA. Reynolds Cooking & Kitchen Essentials Adjusted EBITDA increased by $10 million, or 11%, to $97 million. The increase in Adjusted EBITDA was primarily driven by lower operational costs and the timing of pricing actions in relation to input cost increases and lower operational costs.
Hefty Waste & Clean-Up

	For the Six Months Ended June 30,
(in millions, except for %)	2026	2025	Change	% Change
Total segment net revenues	$457	$462	$(5)	(1)%
Segment Adjusted EBITDA	131	134	(3)	(2)%
Segment Adjusted EBITDA Margin	29%	29%

Total Segment Net Revenues. Hefty Waste & Clean-Up total segment net revenues decreased by $5 million, or 1%, to $457 million. The decrease in net revenues was primarily driven by the timing of promotional activities and lower volume.

Adjusted EBITDA. Hefty Waste & Clean-Up Adjusted EBITDA decreased by $3 million, or 2%, to $131 million. The decrease in Adjusted EBITDA was primarily driven by lower revenue and higher logistics costs, partially offset by lower operational costs.
Hefty Home & Tableware

	For the Six Months Ended June 30,
(in millions, except for %)	2026	2025	Change	% Change
Total segment net revenues	$397	$421	$(24)	(6)%
Segment Adjusted EBITDA	72	52	20	38%
Segment Adjusted EBITDA Margin	18%	12%

Total Segment Net Revenues. Hefty Home & Tableware total segment net revenues decreased by $24 million, or 6%, to $397 million. The decrease in net revenues was primarily due to lower foam volume, partially offset by the wrap-around of prior year price increases.

Adjusted EBITDA. Hefty Home & Tableware Adjusted EBITDA increased by $20 million, or 38%, to $72 million. The increase in Adjusted EBITDA was primarily due to lower operational costs. The impact of lower volume was partially offset by reduced promotional activity.

Hefty Storage & Organization

	For the Six Months Ended June 30,
(in millions, except for %)	2026	2025	Change	% Change
Total segment net revenues	$335	$320	$15	5%
Segment Adjusted EBITDA	54	51	3	6%
Segment Adjusted EBITDA Margin	16%	16%

Total Segment Net Revenues. Hefty Storage & Organization total segment net revenues increased by $15 million, or 5%, to $335 million. The increase in net revenues was primarily driven by higher volume, partially offset by the timing of promotional activities.

Adjusted EBITDA. Hefty Storage & Organization Adjusted EBITDA increased by $3 million, or 6%, to $54 million. The increase in Adjusted EBITDA was primarily driven by lower operational costs and higher volume, partially offset by the timing of promotional activities.
Liquidity and Capital Resources
Our principal sources of liquidity are existing cash and cash equivalents, cash generated from operating activities and available borrowings under the Revolving Facility.
The following table discloses our cash flows for the periods presented:

	For the Six Months Ended June 30,
(in millions)	2026	2025
Net cash provided by operating activities	$173	$147
Net cash used in investing activities	(101)	(79)
Net cash used in financing activities	(153)	(148)
Decrease in cash and cash equivalents	$(81)	$(80)

Cash provided by operating activities
Net cash from operating activities increased by $26 million to $173 million in the six months ended June 30, 2026. The increase was primarily driven by higher net income partially offset by higher working capital.
Cash used in investing activities
Net cash used in investing activities increased by $22 million to $101 million. The increase was driven by higher cash outlays for capital expenditures.
Cash used in financing activities
Net cash used in financing activities increased by $5 million to $153 million. The increase was primarily attributable to higher tax withholdings on stock awards.

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
As of June 30, 2026, the outstanding balance under the Term Loan Facility was $1,536 million. As of June 30, 2026, we had no outstanding borrowings under the Revolving Facility, and we had $8 million of letters of credit outstanding, which reduces the borrowing capacity under the Revolving Facility.
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
The aggregate notional amount of interest rate swaps in effect as of June 30, 2026 was $900 million, and the SOFR was fixed at an annual rate of 3.33% to 3.41% (resulting in annual effective interest rates of 5.08% to 5.16%, including margin). These interest rate swaps hedge a portion of the interest rate exposure resulting from borrowings under our Term Loan Facility for between two and five years.
Prepayments
The Term Loan Facility contains customary mandatory prepayments, including with respect to excess cash flow, asset sale proceeds and proceeds from certain incurrences of indebtedness.
The Borrower may voluntarily repay outstanding loans under the Term Loan Facility at any time without premium or penalty, other than customary breakage costs with respect to SOFR based loans.
During the six months ended June 30, 2026, we made voluntary principal payments of $50 million related to our Term Loan Facility.
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

Accounts Receivable Factoring
We are party to a factoring agreement with a global financial institution to sell certain accounts receivable up to $95 million. Factored receivables as of June 30, 2026 were $38 million. Transactions under this agreement are accounted for as sales of accounts receivable, and the receivables sold are removed from the condensed consolidated balance sheet at the time of the sales transaction. We classify proceeds received from sales of accounts receivable as an operating cash flow in the condensed consolidated statement of cash flows. We record the discount as other expense, net in the condensed consolidated statement of income.
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
All outstanding amounts related to suppliers participating in the SCF are recorded within accounts payable in the condensed consolidated balance sheet and associated payments are included as an operating cash flow in the condensed consolidated statement of cash flows. As of June 30, 2026 and December 31, 2025, the amount of obligations outstanding that we have confirmed as valid under the SCF was $8 million and $9 million, respectively.
Dividends
During the three and six months ended June 30, 2026, cash dividends of $0.23 and $0.46 per share, respectively, were declared and paid. On July 23, 2026, a quarterly cash dividend of $0.23 per share was declared and is to be paid on August 31, 2026. We expect to continue paying cash dividends on a quarterly basis; however, future dividends are at the discretion of our Board of Directors and will depend upon our earnings, capital requirements, financial condition, contractual limitations (including under the External Debt Facilities) and other factors.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
See “Item 7A: Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. During the six months ended June 30, 2026, there have been no material changes in our exposure to market risk.
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
In connection with the preparation of this report, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2026. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of June 30, 2026, our disclosure controls and procedures were effective.
b)Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
During the three months ended June 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as identified in Item 408(c) of Regulation S-K).

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
July 29, 2026