Form 10-Q
period 2026-09-30
Reynolds Consumer Products Inc.
filed 2026-11-04
CIK 1786431

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549
_______________________________________________________________________________________
FORM 10-Q
_______________________________________________________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of October 30, 2026, the registrant had 210,879,018 shares of common stock, $0.001 par value per share, outstanding.

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

PART I—FINANCIAL INFORMATION
Item 1. Financial Statements.
Reynolds Consumer Products Inc.
Condensed Consolidated Statements of Income
(in millions, except for per share data)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net revenues	$944	$931	$2,765	$2,670
Related party net revenues	—	—	—	17
Total net revenues	944	931	2,765	2,687
Cost of sales	(708)	(698)	(2,076)	(2,039)
Gross profit	236	233	689	648
Selling, general and administrative expenses	(106)	(99)	(322)	(300)
Other expense, net	(32)	(11)	(33)	(32)
Income from operations	98	123	334	316
Interest expense, net	(22)	(21)	(65)	(63)
Debt refinancing expense	—	—	—	(13)
Income before income taxes	76	102	269	240
Income tax expense	(18)	(23)	(63)	(56)
Net income	$58	$79	$206	$184

Earnings per share:
Basic	$0.28	$0.38	$0.98	$0.87
Diluted	$0.28	$0.38	$0.97	$0.87

Weighted average shares outstanding:
Basic	210.8	210.3	210.7	210.3
Diluted	211.8	210.4	211.8	210.3

See accompanying notes to the condensed consolidated financial statements.

Reynolds Consumer Products Inc.
Condensed Consolidated Statements of Comprehensive Income
(in millions)
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2026	2025	2026	2025
Net income	$58	$79	$206	$184
Other comprehensive income (loss), net of income taxes:
Currency translation adjustment	—	(1)	(2)	1
Employee benefit plans	(1)	(1)	(3)	(4)
Derivative instruments	12	(4)	21	(14)
Other comprehensive income (loss), net of income taxes	11	(6)	16	(17)
Comprehensive income	$69	$73	$222	$167

See accompanying notes to the condensed consolidated financial statements.

Reynolds Consumer Products Inc.
Condensed Consolidated Balance Sheets
(in millions, except for per share data)

	(Unaudited) As of September 30, 2026	As of December 31, 2025
Assets
Cash and cash equivalents	$25	$147
Accounts receivable (net of allowance for doubtful accounts of $1 and $2)	343	355
Other receivables	12	10
Inventories	775	584
Other current assets	40	20
Total current assets	1,195	1,116
Property, plant and equipment (net of accumulated depreciation of $1,100 and $1,034)	862	823
Operating lease right-of-use assets, net	102	98
Goodwill	1,895	1,895
Intangible assets, net	926	943
Other assets	129	61
Total assets	$5,109	$4,936
Liabilities
Accounts payable	$428	$387
Current operating lease liabilities	26	23
Income taxes payable	1	14
Accrued and other current liabilities	208	153
Total current liabilities	663	577
Long-term debt	1,531	1,580
Long-term operating lease liabilities	83	81
Deferred income taxes	358	350
Long-term postretirement benefit obligation	13	13
Other liabilities	129	82
Total liabilities	$2,777	$2,683
Commitments and contingencies (Note 7)
Stockholders’ equity
Common stock, $0.001 par value; 2,000 shares authorized; 210.9 and 210.3 shares issued and outstanding	—	—
Additional paid-in capital	1,434	1,431
Accumulated other comprehensive income	36	20
Retained earnings	862	802
Total stockholders’ equity	2,332	2,253
Total liabilities and stockholders’ equity	$5,109	$4,936

See accompanying notes to the condensed consolidated financial statements.

Reynolds Consumer Products Inc.
Condensed Consolidated Statements of Stockholders’ Equity
(in millions, except for per share data)
(Unaudited)

	Common Stock	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total Equity
Balance as of December 31, 2024	$—	$1,413	$694	$35	$2,142
Net income	—	—	31	—	31
Other comprehensive loss, net of income taxes	—	—	—	(6)	(6)
Dividends ($0.23 per share declared and paid)	—	—	(48)	—	(48)
Other	—	4	(1)	—	3
Balance as of March 31, 2025	$—	$1,417	$676	$29	$2,122
Net income	—	—	73	—	73
Other comprehensive loss, net of income taxes	—	—	—	(5)	(5)
Dividends ($0.23 per share declared and paid)	—	—	(48)	—	(48)
Other	—	5	1	—	6
Balance as of June 30, 2025	$—	$1,422	$702	$24	$2,148
Net income	—	—	79	—	79
Other comprehensive loss, net of income taxes	—	—	—	(6)	(6)
Dividends ($0.23 per share declared and paid)	—	—	(48)	—	(48)
Other	—	7		—	7
Balance as of September 30, 2025	$—	$1,429	$733	$18	$2,180

Balance as of December 31, 2025	$—	$1,431	$802	$20	$2,253
Net income	—	—	59	—	59
Other comprehensive income, net of income taxes	—	—	—	2	2
Dividends ($0.23 per share declared and paid)	—	—	(48)	—	(48)
Other	—	(1)	—	—	(1)
Balance as of March 31, 2026	$—	$1,430	$813	$22	$2,265
Net income	—	—	89	—	89
Other comprehensive income, net of income taxes	—	—	—	3	3
Dividends ($0.23 per share declared and paid)	—	—	(48)	—	(48)
Other	—	2	(1)	—	1
Balance as of June 30, 2026	$—	$1,432	$853	$25	$2,310
Net income	—	—	58	—	58
Other comprehensive income, net of income taxes	—	—	—	11	11
Dividends ($0.23 per share declared and paid)	—	—	(49)	—	(49)
Other	—	2	—	—	2
Balance as of September 30, 2026	$—	$1,434	$862	$36	$2,332

See accompanying notes to the condensed consolidated financial statements.

Reynolds Consumer Products Inc.
Condensed Consolidated Statements of Cash Flows
(in millions)
(Unaudited)

	Nine Months Ended September 30,
	2026	2025
Cash provided by operating activities
Net income	$206	$184
Adjustments to reconcile net income to operating cash flows:
Depreciation and amortization	98	100
Deferred income taxes	2	12
Stock compensation expense	10	18
Change in assets and liabilities:
Accounts receivable, net	12	(7)
Other receivables	(1)	(7)
Related party receivables	—	(1)
Inventories	(191)	(73)
Accounts payable	42	23
Related party payables	—	(9)
Income taxes payable / receivable	(13)	(4)
Accrued and other current liabilities	48	(5)
Other assets and liabilities	11	9
Net cash provided by operating activities	224	240
Cash used in investing activities
Capital expenditures	(143)	(124)
Net cash used in investing activities	(143)	(124)
Cash used in financing activities
Repayment of long-term debt	(50)	(58)
Dividends paid	(145)	(144)
Proceeds from term loan refinancing(1)	—	743
Repayments of existing term loan(1)	—	(743)
Other financing activities	(8)	2
Net cash used in financing activities	(203)	(200)
Net decrease in cash and cash equivalents	(122)	(84)
Cash and cash equivalents at beginning of period	147	137
Cash and cash equivalents at end of period	$25	$53

Cash paid:
Interest - long-term debt, net of interest rate swaps	61	62
Income taxes	73	47
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
Non-Cash Lease Transactions:
During the nine months ended September 30, 2026, we recorded $23 million in new operating lease right-of-use assets and $33 million in new finance lease right-of-use assets, all obtained in exchange for corresponding lease liabilities. During the nine months ended September 30, 2025, we recorded $31 million in new operating lease right-of-use assets obtained in exchange for corresponding lease liabilities and had no new finance lease right-of-use assets.

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
All outstanding amounts related to suppliers participating in the SCF are recorded within accounts payable in the condensed consolidated balance sheet and associated payments are included as an operating cash flow in the condensed consolidated statement of cash flows. As of September 30, 2026 and December 31, 2025, the amount of obligations outstanding that we have confirmed as valid under the SCF was $11 million and $9 million, respectively.

Accounts Receivable Factoring:

We are party to a factoring agreement with a global financial institution to sell certain accounts receivable up to $95 million. Factored receivables as of September 30, 2026 were $37 million. Transactions under this agreement are accounted for as sales of accounts receivable, and the receivables sold are removed from the condensed consolidated balance sheet at the time of the sales transaction. We classify proceeds received from sales of accounts receivable as an operating cash flow in the condensed consolidated statement of cash flows. We record the discount as other expense, net in the condensed consolidated statement of income.

Note 2 – New Accounting Standards

Accounting Guidance Issued But Not Yet Adopted:
In November 2024, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") 2024-03, Income Statement - Reporting Comprehensive Income - Expense Disaggregation Disclosures (Subtopic 220-40), which will require additional disclosure about specific expense categories included in the income statement. Annual disclosure requirements will be effective for us beginning in our Annual Report on Form 10-K for the fiscal year ending December 31, 2027, and quarterly disclosure requirements will be effective for us beginning in the first quarter of 2028, with early adoption permitted. We are currently assessing the impact of this standard on our condensed consolidated financial statements and related disclosures.
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
Note 3 – Inventories
Inventories consisted of the following:

	September 30, 2026	December 31, 2025
	(in millions)
Raw materials	$225	$133
Work in progress	68	76
Finished goods	414	309
Spare parts	68	66
Inventories	$775	$584

Note 4 – Debt
Long-term debt consisted of the following:

	September 30, 2026	December 31, 2025
	(in millions)
Term loan facility	$1,536	$1,586
Deferred financing transaction costs	(5)	(6)
	1,531	1,580
Less: current portion	—	—
Long-term debt	$1,531	$1,580
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
Term Loan Facility
The Term Loan Facility matures in March 2032. The Term Loan Facility amortizes in equal quarterly installments of $4 million, which commenced in June 2025, with the balance payable on maturity. During the nine months ended September 30, 2026, we made a voluntary principal repayment of $50 million. As a result of voluntary principal repayments made, the Term Loan Facility has no quarterly amortization payments due until December 2031, when the quarterly amortization payments will recommence.

Revolving Facility
The Revolving Facility matures in October 2029 and includes a sub-facility for letters of credit. As of September 30, 2026, we had no outstanding borrowings under the Revolving Facility, and we had $8 million of letters of credit outstanding, which reduces the borrowing capacity under the Revolving Facility.
Fair Value of Our Long-Term Debt
The fair value of our long-term debt as of September 30, 2026, which is a Level 2 fair value measurement, approximates the carrying value due to the variable market interest rate and the stability of our credit profile.
Note 5 - Financial Instruments
Interest Rate Derivatives
We have entered into a series of interest rate swaps to fix the SOFR of our External Debt Facilities. During the year ended December 31, 2025, we entered into additional forward-starting interest rate swaps with start dates beginning in February 2026 that had an aggregate notional value of $900 million. These swaps fix the SOFR at annual rates ranging from 3.33% to 3.41% (resulting in annual effective interest rates of 5.08% to 5.16%, including margin), have maturity dates between March 2028 and March 2031, and carry a weighted average effective rate of 5.12%. As of September 30, 2026 and December 31, 2025, the aggregate notional amount of interest rate swaps outstanding was $900 million and $1,000 million, respectively.
The interest rate swaps outstanding as of September 30, 2026 hedge a portion of the interest rate exposure resulting from borrowings under our Term Loan Facility. We have classified these instruments as cash flow hedges. The effective portion of the gain or loss on the open hedging instrument is recorded in accumulated other comprehensive income and is reclassified into earnings as interest expense, net when settled. The associated asset or liability on the open hedges is recorded at its fair value in other assets or other liabilities, as applicable. The fair value of the interest rate swaps was determined using a discounted cash flow method based on market-based swap yield curves, taking into account current interest rates, and is classified as Level 2 within the fair value hierarchy.
The fair value of the assets and liabilities associated with our interest rate swaps, as reflected gross in the condensed consolidated balance sheets, were as follows:

	As of September 30, 2026	As of December 31, 2025
	(in millions)
Assets:
Other current assets	$10	$1
Other assets	20	1
Total assets	$30	$2

Liabilities:
Other liabilities	—	1
Total liabilities	$—	$1

Note 6 – Stock-based Compensation
Our equity incentive plan was established in 2020, for purposes of granting stock-based compensation awards to certain members of our senior management, our non-executive directors and to certain employees, to incentivize their performance and align their interests with ours. We have granted restricted stock units (“RSUs”) to certain employees and non-employee directors that have a service-based vesting condition. In addition, we have granted performance stock units (“PSUs”) to certain members of management that have a performance-based vesting condition. We account for forfeitures of outstanding but unvested grants in the period they occur. A maximum of 10.5 million shares of common stock were initially available for issuance under equity incentive awards granted pursuant to the plan. There were no RSUs or PSUs granted in the three months ended September 30, 2026 and 0.4 million of each were granted in the nine months ended September 30, 2026.
As of September 30, 2026, there were stock-based compensation awards representing 1.8 million shares outstanding compared to 2.0 million shares outstanding as of December 31, 2025. Stock-based compensation expense was $2 million and $10 million for the three and nine months ended September 30, 2026, respectively, compared to $7 million and $18 million in the comparable prior year periods.
Note 7 – Commitments and Contingencies
Legal Proceedings
We are from time to time party to litigation, legal proceedings and tax examinations arising from our operations. Most of these matters involve allegations of damages against us related to employment matters, consumer complaints, advertising/labeling claims, personal injury claims and commercial or contractual disputes. We record estimates for claims and proceedings that constitute a present obligation when it is probable that an outflow of resources will be required to settle the obligation and a reliable estimate of such obligation can be made. While it is not possible to predict the outcome of any of these matters, based on our assessment of the facts and circumstances as of September 30, 2026, we do not believe any of these matters, individually or in the aggregate, will have a material adverse effect on our financial position, results of operations or cash flows. However, actual outcomes may differ from those expected and could have a material effect on our financial position, results of operations or cash flows in a future period.
Environmental Matters
During the three months ended September 30, 2026, we recorded a $25 million environmental remediation reserve related to contamination from historical operations at one of our manufacturing facilities. The remediation plan remains under development and is subject to further technical assessment and regulatory review. We are not able to estimate a possible loss or range of loss, if any, in excess of the established reserve at this time. We will continue to evaluate our remediation obligation as additional information becomes available, and we may update our reserve related to this matter in the future.

Note 8 – Accumulated Other Comprehensive Income
The following table summarizes the changes in our balances of each component of accumulated other comprehensive income.

(In millions)	Currency Translation Adjustments	Employee Benefit Plans	Derivative Instruments	Accumulated Other Comprehensive Income
Balance as of December 31, 2024	$(10)	$31	$14	$35
Gain (loss) arising during the period	—	—	—	—
Reclassification to earnings	—	(1)	(7)	(8)
Effect of deferred taxes	—	—	2	2
Balance as of March 31, 2025	$(10)	$30	$9	$29
Gain arising during the period	2	—	(1)	1
Reclassification to earnings	—	(2)	(6)	(8)
Effect of deferred taxes	—	—	2	2
Balance as of June 30, 2025	$(8)	$28	$4	$24
Gain (loss) arising during the period	(1)	—	—	(1)
Reclassification to earnings	—	(1)	(5)	(6)
Effect of deferred taxes	—	—	1	1
Balance as of September 30, 2025	$(9)	$27	$—	$18

Balance as of December 31, 2025	$(8)	$28	$—	$20
Gain (loss) arising during the period	(1)	—	6	5
Reclassification to earnings	—	(1)	(1)	(2)
Effect of deferred taxes	—	—	(1)	(1)
Balance as of March 31, 2026	$(9)	$27	$4	$22
Gain (loss) arising during the period	(1)	—	7	6
Reclassification to earnings	—	(1)	(1)	(2)
Effect of deferred taxes	—	—	(1)	(1)
Balance as of June 30, 2026	$(10)	$26	$9	$25
Gain (loss) arising during the period	—	—	16	16
Reclassification to earnings	—	(1)	(1)	(2)
Effect of deferred taxes	—	—	(3)	(3)
Balance as of September 30, 2026	$(10)	$25	$21	$36

Note 9 – Segment Information

In January 2026, we reorganized the previous Hefty Waste & Storage and Presto Products segments by consolidating waste bags into the new Hefty Waste & Clean-Up segment and food bags and storage products into the new Hefty Storage & Organization segment in an effort to increase efficiencies, sharpen focus on innovation and establish a structure that can better facilitate entry into adjacent categories. Comparative segment disclosures have been recast to reflect this realignment. Prior periods will be similarly recast in our 2026 Form 10-K. These changes had no effect on our previously reported condensed consolidated results of operations. In addition to the segment realignment, we have renamed our existing Reynolds Cooking & Baking segment and Hefty Tableware segment to Reynolds Cooking & Kitchen Essentials and Hefty Home & Tableware, respectively.

As part of the segment reorganization, $803 million of goodwill was reallocated on a relative fair value basis from the previous Hefty Waste & Storage and Presto Products segments to the new Hefty Waste & Clean-Up and Hefty Storage & Organization segments. We performed a goodwill impairment analysis immediately before and after the segment reorganization, and concluded that goodwill was not impaired. The goodwill balances as of September 30, 2026, for Reynolds Cooking & Kitchen Essentials, Hefty Waste & Clean-Up, Hefty Home & Tableware, and Hefty Storage & Organization were $794 million, $520 million, $298 million and $283 million, respectively.

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
Hefty Waste & Clean-Up
Through our Hefty Waste & Clean-Up segment, we produce both branded and store brand trash bags. Our branded products are sold under the Hefty Ultra Strong, Hefty Strong, Hefty Essentials, and Brute brands in the U.S. and select international markets.
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
Total assets by segment are those assets directly associated with the respective operating activities, comprising inventory, property, plant and equipment and lease right-of-use assets. Other assets, such as cash, accounts receivable and intangible assets, are monitored on an entity-wide basis and not included in segment information that is regularly reviewed by our CODM.

	Reynolds Cooking & Kitchen Essentials	Hefty Waste & Clean-Up	Hefty Home & Tableware	Hefty Storage & Organization	Segment Total	Unallocated(1)	Total
Three Months Ended September 30, 2026	(in millions)
Total segment net revenues	$337	$248	$186	$172	$943	$1	$944
Other segment items(2)	(288)	(172)	(161)	(142)	(763)
Adjusted EBITDA	49	76	25	30	180
Depreciation and amortization	10	5	6	5	26	7	33

	Reynolds Cooking & Kitchen Essentials	Hefty Waste & Clean-Up	Hefty Home & Tableware	Hefty Storage & Organization	Segment Total	Unallocated(1)	Total
Three Months Ended September 30, 2025	(in millions)
Total segment net revenues	$308	$244	$200	$180	$932	$(1)	$931
Other segment items(2)	(255)	(172)	(171)	(144)	(742)
Adjusted EBITDA	53	72	29	36	190
Depreciation and amortization	10	5	5	5	25	9	34

	Reynolds Cooking & Kitchen Essentials	Hefty Waste & Clean-Up	Hefty Home & Tableware	Hefty Storage & Organization	Segment Total	Unallocated(1)	Total
Nine Months Ended September 30, 2026	(in millions)
Total segment net revenues	966	705	583	506	2,760	5	2,765
Other segment items(2)	(819)	(499)	(487)	(422)	(2,227)
Adjusted EBITDA	147	206	96	84	533
Depreciation and amortization	29	15	18	14	76	22	98

	Reynolds Cooking & Kitchen Essentials	Hefty Waste & Clean-Up	Hefty Home & Tableware	Hefty Storage & Organization	Segment Total	Unallocated(1)	Total
Nine Months Ended September 30, 2025	(in millions)
Total segment net revenues	862	705	622	500	2,689	(2)	2,687
Other segment items(2)	(722)	(499)	(541)	(414)	(2,176)
Adjusted EBITDA	140	206	81	86	513
Depreciation and amortization	28	15	16	15	74	26	100

Segment assets consisted of the following:

	Reynolds Cooking & Kitchen Essentials	Hefty Waste & Clean-Up	Hefty Home & Tableware	Hefty Storage & Organization	Segment Total	Unallocated(1)	Total
	(in millions)
As of September 30, 2026	$743	$294	$265	$374	$1,676	$3,433	$5,109
As of December 31, 2025	612	264	242	305	1,423	3,513	4,936

(1)Unallocated includes other revenue adjustments and certain corporate costs, depreciation and amortization and assets not allocated to segments. Unallocated assets are comprised of cash, accounts receivable, other receivables, entity-wide property, plant and equipment, entity-wide lease right-of-use assets, goodwill, intangible assets, related party receivables and other assets.

(2)Other segment items reflected in Segment Adjusted EBITDA primarily include cost of sales (including input, manufacturing and logistics costs), salaries and benefits, advertising expenses and professional fees. These items are monitored on an entity-wide basis and are not included in segment information that is regularly reviewed by our CODM.

The following table presents a reconciliation of total segment Adjusted EBITDA to GAAP income before income taxes:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)		(in millions)
Segment Adjusted EBITDA	$180	$190	$533	$513
Corporate / unallocated expenses	(17)	(22)	(69)	(66)
	163	168	464	447
Adjustments to reconcile to GAAP income before income taxes
Depreciation and amortization	(33)	(34)	(98)	(100)
Interest expense, net	(22)	(21)	(65)	(63)
Environmental remediation reserve(1)	(25)	—	(25)	—
Debt refinancing expense(2)	—	—	—	(13)
Costs to execute strategic initiatives(3)	—	(5)	—	(17)
CEO transition costs(4)	—	(6)	—	(14)
Other(5)	(7)	—	(7)	—
Consolidated GAAP income before income taxes	$76	$102	$269	$240
(1)    Reflects estimated costs for environmental remediation at one of our manufacturing facilities.
(2)    Reflects the expense recorded related to our March 2025 Term Loan Facility refinancing.
(3)    Reflects costs related to the execution of cost savings and revenue growth strategic initiatives.
(4)    Reflects compensation and other costs related to the CEO transition effective January 1, 2025.
(5)     Includes acquisition and one-time settlement costs.

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
Revenues from products sold to PEI Group as a related party were zero and $17 million for the three and nine months ended September 30, 2025, respectively. Products purchased from PEI Group as a related party were zero and $51 million for the three and nine months ended September 30, 2025, respectively. PEI Group as a related party charged us freight and warehousing costs of zero and $4 million for the three and nine months ended September 30, 2025, respectively, which were included in cost of sales. The resulting related party receivables and payables were settled regularly in the normal course of business. Because PEI Group ceased to be a related party after March 31, 2025, there were no transactions with PEI Group as a related party in the three and nine months ended September 30, 2026.
Furthermore, $36 million of the dividends paid during each of the three months ended September 30, 2026 and September 30, 2025, and $108 million and $107 million of the dividends paid during the nine months ended September 30, 2026 and September 30, 2025, respectively, were paid to PFL.

Note 11 – Subsequent Events
Acquisition
Subsequent to quarter-end, we completed the acquisition of Owl's Head Alloys, Inc. ("OHA") for $110 million on a cash-free, debt-free basis, subject to customary post-closing adjustments. The acquisition was paid for in cash provided by borrowings under our Revolving Facility. OHA adds specialized aluminum processing capabilities that complement our manufacturing network and expands our vertically integrated capabilities.
Quarterly Cash Dividend
On October 29, 2026, our Board of Directors approved a cash dividend of $0.23 per common share to be paid on November 30, 2026 to shareholders of record on November 16, 2026.
Except as described above, there have been no events subsequent to September 30, 2026 which would require recognition or disclosure in these condensed consolidated financial statements.

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

In January 2026, we reorganized the previous Hefty Waste & Storage and Presto Products segments by consolidating waste bags into the new Hefty Waste & Clean-Up segment and food bags and storage products into the new Hefty Storage & Organization segment in an effort to increase efficiencies, sharpen focus on innovation and establish a structure that can better facilitate entry into adjacent categories. Comparative segment disclosures have been recast to reflect this realignment. Prior periods will be similarly recast in our 2026 Form 10-K. These changes had no effect on our previously reported condensed consolidated results of operations. In addition to the segment realignment, we have renamed our existing Reynolds Cooking & Baking segment and Hefty Tableware segment to Reynolds Cooking & Kitchen Essentials and Hefty Home & Tableware, respectively.
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
•Hefty Waste & Clean-Up: Through our newly focused Hefty Waste & Clean-Up segment, we produce both branded and store brand trash bags. Hefty is a well-recognized leader in the trash bag category and our private label products offer brand-equivalent quality and value to our retail partners. Reynolds Consumer Products is the largest U.S. trash bag manufacturer by dollar share across MULO+ retail channels1. Our branded products are sold under the Hefty Ultra Strong, Hefty Strong, Hefty Essentials, and Brute brands in the U.S. and select international markets. Hefty has the #1 branded market share in the U.S. large black trash bag segment, and the #2 branded market share in the tall kitchen trash bag segment. Our waste bag portfolio includes a full suite of products across varying size, strength, scent, color and closure. We also offer sustainable solutions such as compostable bags and bags made from recycled materials. We are proud to have partnered with John Cena as our Hefty brand
1 Based on internal estimates derived from Circana MULO+ point-of-sale data and company analysis, including attribution of branded and private label sales by manufacturer.

spokesperson for over ten years and originating with our key waste bag business. We also greatly value our partnership with both Arm & Hammer and Fabuloso brands that drive consumer confidence in our Hefty brand odor control and scent.
•Hefty Home & Tableware: Through our Hefty Home & Tableware segment, we sell both branded and store brand disposable and compostable plates, bowls, platters, containers, cups and cutlery. Our Hefty branded products include dishes, party cups, cutlery and containers. Hefty branded party cups are the #1 party cup in America measured by market share. Our branded products use our Hefty brand to represent both quality and value, and we bring this same quality and value promise to all of our store brands as well. We sell across a broad range of materials and price points in all retail channels, allowing our consumers to select the product that best suits their price, function and aesthetic needs. We also offer sustainable solutions such as Hefty ECOSAVE cutlery. We are also proud to have partnered with John Cena as our Hefty Home & Tableware spokesperson.
•Hefty Storage & Organization: Through our Hefty Storage & Organization segment, we have consolidated our food bag business to increase efficiencies, sharpen our focus on innovation and unlock incremental growth opportunities. The Hefty Storage & Organization segment produces both branded and store brand food bags and business-to-business closures. Hefty is a well-recognized supplier in the food bag category and our private label products offer brand-equivalent quality and value to our retail partners. Our branded products are sold under the Hefty Slider, Hefty Press to Close and Hefty Compostable brands in the U.S. and select international markets. Our food storage bag portfolio includes a full suite of products across varying size, type of closure and in freezer and storage. We also offer sustainable solutions such as compostable bags and bags made from recycled materials. We are proud to have partnered with John Cena as our Hefty food brand spokesperson.

Overview

Total net revenues increased 1% in the three months ended September 30, 2026 compared to the same period in 2025. The increase was primarily due to higher pricing in response to increased input costs, partially offset by lower volume.

Total net revenues increased 3% in the nine months ended September 30, 2026 compared to the same period in 2025. The increase was primarily due to higher pricing in response to increased input costs, partially offset by lower volume.

During the three months ended September 30, 2026, our net income decreased by 27% compared to the same period in 2025, primarily driven by lower volume, higher selling, general and administrative costs and an environmental remediation reserve recorded in the current year period, partially offset by higher pricing and costs to execute strategic initiatives and costs associated with our CEO transition in the prior year period that did not repeat in the current year period.

During the nine months ended September 30, 2026, our net income increased by 12% compared to the same period in 2025, primarily driven by higher pricing, lower operational costs and debt refinancing expenses, costs to execute strategic initiatives and costs associated with our CEO transition in the prior year period that did not repeat in the current year period, partially offset by higher selling, general and administrative costs and an environmental remediation reserve recorded in the current year period.
Non-GAAP Measures
In this Quarterly Report on Form 10-Q we use the non-GAAP financial measures “Adjusted EBITDA”, “Adjusted Net Income”, and “Adjusted EPS”, which are measures adjusted for the impact of specified items and are not in accordance with GAAP.
We define Adjusted EBITDA as net income calculated in accordance with GAAP, adjusted for certain items described in the reconciliation tables such as income tax expense, net interest expense, depreciation and amortization and certain unusual items that we do not consider representative of our ongoing operating performance. We define Adjusted Net Income and Adjusted EPS as Net Income and Earnings Per Share calculated in accordance with GAAP, adjusted for certain items described in the reconciliation tables.
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
The following table presents a reconciliation of our net income, the most directly comparable GAAP financial measure, to Adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
	(in millions)		(in millions)
Net income – GAAP	$58	$79	$206	$184
Income tax expense	18	23	63	56
Interest expense, net	22	21	65	63
Depreciation and amortization	33	34	98	100
Environmental remediation reserve(1)	25	—	25	—
Debt refinancing expense(2)	—	—	—	13
Costs to execute strategic initiatives(3)	—	5	—	17
CEO transition costs(4)	—	6	—	14
Other(5)	7	—	7	—
Adjusted EBITDA (Non-GAAP)	$163	$168	$464	$447
(1)    Reflects estimated costs for environmental remediation at one of our manufacturing facilities.
(2)    Reflects the expense recorded related to our March 2025 Term Loan Facility refinancing.
(3)    Reflects costs related to the execution of cost savings and revenue growth strategic initiatives.
(4)    Reflects compensation and other costs related to the CEO transition effective January 1, 2025.
(5)     Includes acquisition and one-time settlement costs.
The following tables present reconciliations of our net income and diluted EPS, the most directly comparable GAAP financial measure, to Adjusted Net Income and Adjusted Diluted EPS:

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
(in millions, except for per share data)	Net Income	Diluted Shares	Diluted EPS	Net Income	Diluted Shares	Diluted EPS
As Reported - GAAP	$58	211.8	$0.28	$79	210.4	$0.38
Adjustments(1):
Environmental remediation reserve	19	211.8	0.09	—	210.4	—
Costs to execute strategic initiatives	—	211.8	—	4	210.4	0.02
CEO transition costs	—	211.8	—	5	210.4	0.02
Other	6	211.8	0.03	—	210.4	—
Adjusted (Non-GAAP)	$83	211.8	$0.39	$88	210.4	$0.42
(1)    Amounts are after tax, calculated based on the applicable tax treatment of each adjustment, using a normalized effective tax rate of 23.5% for deductible items in the three months ended September 30, 2026, 23.7% for the comparable prior year period and 0% for non-deductible items.

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
(in millions, except for per share data)	Net Income	Diluted Shares	Diluted EPS	Net Income	Diluted Shares	Diluted EPS
As Reported - GAAP	$206	211.8	$0.97	$184	210.3	$0.87
Adjustments(1):
Environmental remediation reserve	19	211.8	0.09	—	210.3	—
Debt refinancing expense	—	211.8	—	10	210.3	0.05
Costs to execute strategic initiatives	—	211.8	—	13	210.3	0.06
CEO transition costs	—	211.8	—	13	210.3	0.06
Other	6	211.8	0.03	—	210.3	—
Adjusted (Non-GAAP)	$231	211.8	$1.09	$220	210.3	$1.05
(1)    Amounts are after tax, calculated based on the applicable tax treatment of each adjustment, using a normalized effective tax rate of 23.5% for deductible items in the nine months ended September 30, 2026, 23.7% for comparable prior year period and 0% for non-deductible items.
Results of Operations – Three Months Ended September 30, 2026
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
Aggregation of Segment Revenue and Adjusted EBITDA

(in millions)	Reynolds Cooking & Kitchen Essentials	Hefty Waste & Clean-Up	Hefty Home & Tableware	Hefty Storage & Organization	Unallocated⁽[1]⁾	Total Reynolds Consumer Products
Net revenues for the three months ended September 30:
2026	$337	$248	$186	$172	$1	$944
2025	308	244	200	180	(1)	931
Adjusted EBITDA⁽²⁾ for the three months ended September 30:
2026	$49	$76	$25	$30	$(17)	$163
2025	53	72	29	36	(22)	168

(1)The unallocated net revenues include other revenue adjustments. The unallocated Adjusted EBITDA represents the combination of corporate expenses which are not allocated to our segments and other unallocated revenue adjustments.
(2)Adjusted EBITDA is a non-GAAP measure. See “Non-GAAP Measures” for details, including a reconciliation between net income and Adjusted EBITDA.

Three Months Ended September 30, 2026 Compared with the Three Months Ended September 30, 2025
Total Reynolds Consumer Products

	For the Three Months Ended September 30,
(in millions, except for %)	2026	% of Revenue	2025	% of Revenue	Change	% Change
Net revenues	$944	100%	$931	100%	$13	1%
Related party net revenues	—	—%	—	—%	—	—%
Total net revenues	944	100%	931	100%	13	1%
Cost of sales	(708)	(75)%	(698)	(75)%	(10)	(1)%
Gross profit	236	25%	233	25%	3	1%
Selling, general and administrative expenses	(106)	(11)%	(99)	(11)%	(7)	(7)%
Other expense, net	(32)	(3)%	(11)	(1)%	(21)	(191)%
Income from operations	98	10%	123	13%	(25)	(20)%
Interest expense, net	(22)	(2)%	(21)	(2)%	(1)	(5)%
Income before income taxes	76	8%	102	11%	(26)	(25)%
Income tax expense	(18)	(2)%	(23)	(2)%	5	22%
Net income	$58	6%	$79	8%	$(21)	(27)%
Adjusted EBITDA⁽¹⁾	$163	17%	$168	18%	$(5)	(3)%

(1)Adjusted EBITDA is a non-GAAP measure. See “Non-GAAP Measures” for details, including a reconciliation between net income and Adjusted EBITDA.
Components of Change in Net Revenues for the Three Months Ended September 30, 2026 vs. the Three Months Ended September 30, 2025

	Price	Volume/Mix		Total
		Retail	Non-Retail
Reynolds Cooking & Kitchen Essentials	18%	(6)%	(3)%	9%
Hefty Waste & Clean-Up	5%	(3)%	—%	2%
Hefty Home & Tableware	4%	(11)%	—%	(7)%
Hefty Storage & Organization	4%	(8)%	—%	(4)%
Total RCP	9%	(7)%	(1)%	1%

Total Net Revenues. Total net revenues increased by $13 million, or 1%, to $944 million. The increase was driven by higher pricing in response to increased input costs, partially offset by lower volume.

Cost of Sales. Cost of sales increased by $10 million, or 1%, to $708 million. The increase was primarily driven by higher input costs.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $7 million, or 7%, to $106 million, primarily driven by higher personnel costs and higher professional fees, as we continue to reinvest in the business.

Other Expense, Net. Other expense, net increased by $21 million, or 191% to $32 million, due to an environmental remediation reserve and acquisition and one-time settlement costs recorded in the current year period, partially offset by costs to execute strategic initiatives and costs associated with our CEO transition in the prior year period that did not repeat in the current year period.

Interest Expense, Net. Interest expense, net increased by $1 million, or 5%, to $22 million.

Income Tax Expense. We recognized income tax expense of $18 million on income before income taxes of $76 million (an effective tax rate of 23.2%) for the three months ended September 30, 2026 compared to income tax expense of $23 million on income before income taxes of $102 million (an effective tax rate of 22.4%) for the three months ended September 30, 2025.

Adjusted EBITDA. Adjusted EBITDA decreased by $5 million, or 3%, to $163 million. The decrease in Adjusted EBITDA was driven by lower volume and higher selling, general and administrative expenses, partially offset by timing of input cost flow through relative to pricing actions and productivity gains across the supply chain.
Segment Information
Reynolds Cooking & Kitchen Essentials

	For the Three Months Ended September 30,
(in millions, except for %)	2026	2025	Change	% Change
Retail net revenues	$258	$241	$17	7%
Non-retail net revenues	79	67	12	18%
Total segment net revenues	$337	$308	$29	9%
Segment Adjusted EBITDA	49	53	(4)	(8)%
Segment Adjusted EBITDA Margin	15%	17%

Total Segment Net Revenues. Reynolds Cooking & Kitchen Essentials total segment net revenues increased by $29 million, or 9%, to $337 million. The increase in net revenues was primarily due to higher pricing as a result of increased input costs, partially offset by lower volume.

Adjusted EBITDA. Reynolds Cooking & Kitchen Essentials Adjusted EBITDA decreased by $4 million, or 8%, to $49 million. The decrease was primarily driven by lower volume as pricing actions fully offset higher input costs.
Hefty Waste & Clean-Up

	For the Three Months Ended September 30,
(in millions, except for %)	2026	2025	Change	% Change
Total segment net revenues	$248	$244	$4	2%
Segment Adjusted EBITDA	76	72	4	6%
Segment Adjusted EBITDA Margin	31%	30%

Total Segment Net Revenues. Hefty Waste & Clean-Up total segment net revenues increased by $4 million, or 2%, to $248 million. The increase in net revenues was due to higher pricing as a result of increased input costs, partially offset by lower volume.

Adjusted EBITDA. Hefty Waste & Clean-Up Adjusted EBITDA increased by $4 million, or 6%, to $76 million. The increase was due to productivity gains across the supply chain, partially offset by lower volume.
Hefty Home & Tableware

	For the Three Months Ended September 30,
(in millions, except for %)	2026	2025	Change	% Change
Total segment net revenues	$186	$200	$(14)	(7)%
Segment Adjusted EBITDA	25	29	(4)	(14)%
Segment Adjusted EBITDA Margin	13%	15%

Total Segment Net Revenues. Hefty Home & Tableware total segment net revenues decreased by $14 million, or 7%, to $186 million. The decrease in net revenues was due to lower volume, primarily foam, partially offset by higher pricing as a result of increased input costs and reduced promotional activity.

Adjusted EBITDA. Hefty Home & Tableware Adjusted EBITDA decreased by $4 million, or 14%, to $25 million. The decrease in Adjusted EBITDA was primarily driven by lower volume partially offset by reduced promotional activity.

Hefty Storage & Organization

	For the Three Months Ended September 30,
(in millions, except for %)	2026	2025	Change	% Change
Total segment net revenues	$172	$180	$(8)	(4)%
Segment Adjusted EBITDA	30	36	(6)	(17)%
Segment Adjusted EBITDA Margin	17%	20%

Total Segment Net Revenues. Hefty Storage & Organization total segment net revenues decreased by $8 million, or 4%, to $172 million. The decrease in net revenues was due to lower volume, partially offset by higher pricing as a result of increased input costs.

Adjusted EBITDA. Hefty Storage & Organization Adjusted EBITDA decreased by $6 million, or 17%, to $30 million. The decrease in Adjusted EBITDA was primarily driven by lower volume.
Results of Operations – Nine Months Ended September 30, 2026
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
Aggregation of Segment Revenue and Adjusted EBITDA

(in millions)	Reynolds Cooking & Kitchen Essentials	Hefty Waste & Clean-Up	Hefty Home & Tableware	Hefty Storage & Organization	Unallocated⁽[1]⁾	Total Reynolds Consumer Products
Net revenues for the nine months ended September 30:
2026	$966	$705	$583	$506	$5	$2,765
2025	862	705	622	500	(2)	2,687
Adjusted EBITDA⁽²⁾ for the nine months ended September 30:
2026	$147	$206	$96	$84	$(69)	$464
2025	140	206	81	86	(66)	447

(1)The unallocated net revenues include other revenue adjustments. The unallocated Adjusted EBITDA represents the combination of corporate expenses which are not allocated to our segments and other unallocated revenue adjustments.
(2)Adjusted EBITDA is a non-GAAP measure. See “Non-GAAP Measures” for details, including a reconciliation between net income and Adjusted EBITDA.

Nine Months Ended September 30, 2026 Compared with the Nine Months Ended September 30, 2025
Total Reynolds Consumer Products

	For the Nine Months Ended September 30,
(in millions, except for %)	2026	% of Revenue	2025	% of Revenue	Change	% Change
Net revenues	$2,765	100%	$2,670	99%	$95	4%
Related party net revenues	—	—%	17	1%	(17)	(100)%
Total net revenues	2,765	100%	2,687	100%	78	3%
Cost of sales	(2,076)	(75)%	(2,039)	(76)%	(37)	(2)%
Gross profit	689	25%	648	24%	41	6%
Selling, general and administrative expenses	(322)	(12)%	(300)	(11)%	(22)	(7)%
Other expense, net	(33)	(1)%	(32)	(1)%	(1)	(3)%
Income from operations	334	12%	316	12%	18	6%
Interest expense, net	(65)	(2)%	(63)	(2)%	(2)	(3)%
Debt refinancing expense	—	—%	(13)	—%	13	100%
Income before income taxes	269	10%	240	9%	29	12%
Income tax expense	(63)	(2)%	(56)	(2)%	(7)	(13)%
Net income	$206	7%	$184	7%	$22	12%
Adjusted EBITDA ⁽¹⁾	$464	17%	$447	17%	$17	4%
_________________________________________
(1)Adjusted EBITDA is a non-GAAP measure. See “Non-GAAP Measures” for details, including a reconciliation between net income and Adjusted EBITDA.
Components of Change in Net Revenues for the Nine Months Ended September 30, 2026 vs. the Nine Months Ended September 30, 2025

	Price	Volume/Mix		Total
		Retail	Non-Retail
Reynolds Cooking & Kitchen Essentials	18%	(3)%	(3)%	12%
Hefty Waste & Clean-Up	1%	(1)%	—%	—%
Hefty Home & Tableware	4%	(10)%	—%	(6)%
Hefty Storage & Organization	—%	1%	—%	1%
Total RCP	7%	(3)%	(1)%	3%

Total Net Revenues. Total net revenues increased by $78 million, or 3% to $2,765 million. The increase was primarily driven by higher pricing in response to higher input costs, partially offset by lower volume.

Cost of Sales. Cost of sales increased by $37 million, or 2%, to $2,076 million. The increase was primarily driven by higher input costs partially offset by lower volume.

Selling, General and Administrative Expenses. Selling, general and administrative expenses increased by $22 million, or 7%, to $322 million, primarily driven by higher personnel costs and higher professional fees, as we continue to reinvest in the business.

Other Expense, Net. Other expense, net increased by $1 million, or 3%, to $33 million in the nine months ended September 30, 2026, due to an environmental remediation reserve and acquisition and one-time settlement costs recorded in the current year period, partially offset by costs to execute strategic initiatives and costs associated with our CEO transition in the prior year period that did not repeat in the current year period.

Interest Expense, Net. Interest expense, net increased by $2 million, or 3%, to $65 million.

Debt Refinancing Expense. In connection with the refinancing of our senior secured term loan facility in March 2025, we recorded debt refinancing expense of $13 million in the nine months ended September 30, 2025.

Income Tax Expense. We recognized income tax expense of $63 million on income before taxes of $269 million (an effective tax rate of 23.5%) for the nine months ended September 30, 2026 compared to income tax expense of $56 million on income before taxes of $240 million (an effective tax rate of 23.3%) for the nine months ended September 30, 2025.

Adjusted EBITDA. Adjusted EBITDA increased by $17 million, or 4%, to $464 million. The increase in Adjusted EBITDA was primarily attributable to timing of input cost flow through relative to pricing actions and lower operational costs, partially offset by lower volume and higher selling, general and administrative costs.
Segment Information
Reynolds Cooking & Kitchen Essentials

	For the Nine Months Ended September 30,
(in millions, except for %)	2026	2025	Change	% Change
Retail net revenues	$757	$692	$65	9%
Non-retail net revenues	209	170	39	23%
Total segment net revenues	$966	$862	$104	12%
Segment Adjusted EBITDA	147	140	7	5%
Segment Adjusted EBITDA Margin	15%	16%

Total Segment Net Revenues. Reynolds Cooking & Kitchen Essentials total segment net revenues increased by $104 million, or 12%, to $966 million. The increase in net revenues was primarily due to higher pricing in response to higher input costs, partially offset by lower volume.

Adjusted EBITDA. Reynolds Cooking & Kitchen Essentials Adjusted EBITDA increased by $7 million, or 5%, to $147 million. The increase in Adjusted EBITDA was primarily driven by timing of input cost flow through relative to pricing actions, partially offset by lower volume.
Hefty Waste & Clean-Up

	For the Nine Months Ended September 30,
(in millions, except for %)	2026	2025	Change	% Change
Total segment net revenues	$705	$705	$—	—%
Segment Adjusted EBITDA	206	206	—	—%
Segment Adjusted EBITDA Margin	29%	29%

Total Segment Net Revenues. Hefty Waste & Clean-Up total segment net revenues were flat compared to the prior period. Higher pricing was offset by lower volume.

Adjusted EBITDA. Hefty Waste & Clean-Up Adjusted EBITDA was flat compared to the prior period. Productivity gains across the supply chain were offset by higher transportation costs.

Hefty Home & Tableware

	For the Nine Months Ended September 30,
(in millions, except for %)	2026	2025	Change	% Change
Total segment net revenues	$583	$622	$(39)	(6)%
Segment Adjusted EBITDA	96	81	15	19%
Segment Adjusted EBITDA Margin	16%	13%

Total Segment Net Revenues. Hefty Home & Tableware total segment net revenues decreased by $39 million, or 6%, to $583 million. The decrease in net revenues was primarily due to lower volume, partially offset by higher pricing and reduced promotional activity.

Adjusted EBITDA. Hefty Home & Tableware Adjusted EBITDA increased by $15 million, or 19%, to $96 million. The increase in Adjusted EBITDA was primarily due to the timing of input cost flow through relative to pricing actions, reduced promotional activity and lower operational costs, partially offset by lower volume.
Hefty Storage & Organization

	For the Nine Months Ended September 30,
(in millions, except for %)	2026	2025	Change	% Change
Total segment net revenues	$506	$500	$6	1%
Segment Adjusted EBITDA	84	86	(2)	(2)%
Segment Adjusted EBITDA Margin	17%	17%

Total Segment Net Revenues. Hefty Storage & Organization total segment net revenues increased by $6 million, or 1%, to $506 million. The increase in net revenues was primarily driven by higher volume.

Adjusted EBITDA. Hefty Storage & Organization Adjusted EBITDA decreased by $2 million, or 2%, to $84 million. The decrease in Adjusted EBITDA was primarily driven by higher input and logistics costs.

Liquidity and Capital Resources
Our principal sources of liquidity are existing cash and cash equivalents, cash generated from operating activities and available borrowings under the Revolving Facility.
The following table discloses our cash flows for the periods presented:

	For the Nine Months Ended September 30,
(in millions)	2026	2025
Net cash provided by operating activities	$224	$240
Net cash used in investing activities	(143)	(124)
Net cash used in financing activities	(203)	(200)
Decrease in cash and cash equivalents	$(122)	$(84)
Cash provided by operating activities
Net cash from operating activities decreased by $16 million to $224 million in the nine months ended September 30, 2026. The decrease was primarily driven by higher working capital driven as a result of higher commodity costs partially offset by higher net income.
Cash used in investing activities
Net cash used in investing activities increased by $19 million to $143 million. The increase was driven by higher cash outlays for capital expenditures.
Cash used in financing activities
Net cash used in financing activities increased by $3 million to $203 million. The increase was primarily attributable to higher tax withholdings on stock awards.
External Debt Facilities
Our External Debt Facilities consist of a senior secured term loan facility (“Term Loan Facility”) and a $700 million senior secured revolving credit facility (“Revolving Facility”) in a syndicated loan arrangement. During March 2025, we amended the Term Loan Facility, replacing the then-existing facility, which was originally set to mature in February 2027, with a new $1,645 million facility maturing in March 2032 (“Amendment No. 4”). Other than the new maturity date and the recommencement of quarterly amortization payments, the material terms of our External Debt Facilities as a result of Amendment No. 4 remained unchanged.
As of September 30, 2026, the outstanding balance under the Term Loan Facility was $1,536 million. As of September 30, 2026, we had no outstanding borrowings under the Revolving Facility, and we had $8 million of letters of credit outstanding, which reduces the borrowing capacity under the Revolving Facility. Subsequent to quarter-end, we borrowed $110 million under the Revolving Facility for our acquisition of Owl's Head Alloys, Inc..
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
The aggregate notional amount of interest rate swaps in effect as of September 30, 2026 was $900 million, and the SOFR was fixed at an annual rate of 3.33% to 3.41% (resulting in annual effective interest rates of 5.08% to 5.16%, including margin). These interest rate swaps hedge a portion of the interest rate exposure resulting from borrowings under our Term Loan Facility for between two and five years.
Prepayments
The Term Loan Facility contains customary mandatory prepayments, including with respect to excess cash flow, asset sale proceeds and proceeds from certain incurrences of indebtedness.
The Borrower may voluntarily repay outstanding loans under the Term Loan Facility at any time without premium or penalty, other than customary breakage costs with respect to SOFR based loans.
During the nine months ended September 30, 2026, we made voluntary principal payments of $50 million related to our Term Loan Facility.
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
Accounts Receivable Factoring
We are party to a factoring agreement with a global financial institution to sell certain accounts receivable up to $95 million. Factored receivables as of September 30, 2026 were $37 million. Transactions under this agreement are accounted for as sales of accounts receivable, and the receivables sold are removed from the condensed consolidated balance sheet at the time of the sales transaction. We classify proceeds received from sales of accounts receivable as an operating cash flow in the condensed consolidated statement of cash flows. We record the discount as other expense, net in the condensed consolidated statement of income.
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
All outstanding amounts related to suppliers participating in the SCF are recorded within accounts payable in the condensed consolidated balance sheet and associated payments are included as an operating cash flow in the condensed consolidated statement of cash flows. As of September 30, 2026 and December 31, 2025, the amount of obligations outstanding that we have confirmed as valid under the SCF was $11 million and $9 million, respectively.
Dividends
During the three and nine months ended September 30, 2026, cash dividends of $0.23 and $0.69 per share, respectively, were declared and paid. On October 29, 2026, a quarterly cash dividend of $0.23 per share was declared and is to be paid on November 30, 2026. We expect to continue paying cash dividends on a quarterly basis; however, future dividends are at the discretion of our Board of Directors and will depend upon our earnings, capital requirements, financial condition, contractual limitations (including under the External Debt Facilities) and other factors.
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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.
See “Item 7A: Quantitative and Qualitative Disclosures About Market Risk” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2025. During the nine months ended September 30, 2026, there have been no material changes in our exposure to market risk.
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
In connection with the preparation of this report, management, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2026. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of September 30, 2026, our disclosure controls and procedures were effective.
b)Changes in Internal Control over Financial Reporting
There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.
None.
Item 3. Defaults Upon Senior Securities.
None.
Item 4. Mine Safety Disclosures.
Not applicable.
Item 5. Other Information.
During the three months ended September 30, 2026, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) adopted or terminated any contract, instruction or written plan for the purchase or sale of our securities that was intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) of the Exchange Act or any non-Rule 10b5-1 trading arrangement (as identified in Item 408(c) of Regulation S-K).

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
November 4, 2026